Form 10-Q
period 2021-09-30
Adagio Therapeutics, Inc.
filed 2021-11-15
CIK 1832038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number: 001-40703

Adagio Therapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-1403134
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1601 Trapelo Road, Suite 178 Waltham, MA	02451
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 819-0080

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	ADGI	The Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 8, 2021, the registrant had 111,251,660 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAGIO THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(UNaudited)

(In thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$478,269	$114,988
Marketable securities	188,053	—
Prepaid expenses and other current assets	13,833	2,394
Total current assets	680,155	117,382
Other non-current assets	6,115	—
Total assets	$686,270	$117,382
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$17,564	$8,153
Accrued expenses	35,485	4,919
Total current liabilities	53,049	13,072
Early-exercise liability	8	11
Total liabilities	53,057	13,083
Commitments and contingencies (Note 8)
Convertible preferred stock (Series A, B and C) $0.0001 par value; no shares authorized, issued and outstanding at September 30, 2021; 12,647,934 shares authorized, issued and outstanding at December 31, 2020; aggregate liquidation preference of $0 and $169,900 at September 30, 2021 and December 31, 2020, respectively	—	169,548
Stockholders’ equity (deficit):
Preferred stock:
Undesignated preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2021; no shares authorized at December 31, 2020; no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at September 30, 2021; 150,000,000 shares authorized at December 31, 2020; 111,251,660 shares issued and outstanding at September 30, 2021; 28,193,240 shares issued and 5,593,240 shares outstanding at December 31, 2020	5	1
Treasury stock, at cost; no shares and 22,600,000 shares at September 30, 2021 and December 31, 2020, respectively	—	(85)
Additional paid-in capital	842,272	154
Accumulated other comprehensive income	3	—
Accumulated deficit	(209,067)	(65,319)
Total stockholders’ equity (deficit)	633,213	(65,249)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$686,270	$117,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADAGIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(UNaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Period from June 3, 2020 (Inception) to September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development(1)	$45,366	$7,251	$114,465	$7,299
Acquired in-process research and development(2)	4,000	39,915	7,500	39,915
Selling, general and administrative	11,052	842	21,853	892
Total operating expenses	60,418	48,008	143,818	48,106
Loss from operations	(60,418)	(48,008)	(143,818)	(48,106)
Other income (expense):
Interest income	48	—	80	—
Other expense	(5)	—	(10)	—
Total other income (expense), net	43	—	70	—
Net loss	(60,375)	(48,008)	(143,748)	(48,106)
Other comprehensive income (loss)
Unrealized gain on available-for-sale securities, net of tax	3	—	3	—
Comprehensive loss	$(60,372)	$(48,008)	$(143,745)	$(48,106)
Net loss per share attributable to common stockholders, basic and diluted	$(0.98)	$(25.98)	$(7.06)	$(7.55)
Weighted-average common shares outstanding, basic and diluted	61,297,086	1,847,826	20,346,771	6,375,000
(1)
Includes related-party amounts of $1,826 and $2,261 for the three and nine months ended September 30, 2021, respectively, and $291 for both the three months ended September 30, 2020 and for the period from June 3, 2020 (inception) to September 30, 2020 (see Note 15).
(2)
Includes related-party amounts of $4,000 and $7,500 for the three and nine months ended September 30, 2021, respectively, and $39,915 for both the three months ended September 30, 2020 and for the period from June 3, 2020 (inception) to September 30, 2020 (see Note 15).

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADAGIO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balances at June 3, 2020 (Inception)	—	$—	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock at inception	—	—	21,250,000	2	—	—	(2)	—	—	—
Issuance of restricted common stock upon early exercise of stock options	—	—	6,943,240	1	—	—	(1)	—	—	—
Net loss	—	—	—	—	—	—	—	—	(98)	(98)
Balances at June 30, 2020	—	—	28,193,240	3	—	—	(3)	—	(98)	(98)
Issuance of Series A convertible preferred stock in exchange for license and common stock	5,000,000	40,000	(21,250,000)	(2)	21,250,000	(85)	2	—	—	(85)
Issuance of Series A convertible preferred stock, net of issuance costs of $194	6,237,500	49,706	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	7	—	—	7
Net loss	—	—	—	—	—	—	—	—	(48,008)	(48,008)
Balances at September 30, 2020	11,237,500	$89,706	6,943,240	$1	21,250,000	$(85)	$6	$—	$(48,106)	$(48,184)

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balances at December 31, 2020	12,647,934	$169,548	5,593,240	$1	22,600,000	$(85)	$154	$—	$(65,319)	$(65,249)
Stock-based compensation expense	—	—	—	—	—	—	587	—	—	587
Net loss	—	—	—	—	—	—	—	—	(38,700)	(38,700)
Balances at March 31, 2021	12,647,934	169,548	5,593,240	1	22,600,000	(85)	741	—	(104,019)	(103,362)
Issuance of Series C convertible preferred stock, net of issuance costs of $337	4,296,550	335,163	—	—	—	—	—	—	—	—
Issuance of common stock	—	—	6,000	—	—	—	66	—	—	66
Vesting of restricted common stock from early-exercised options	—	—	—	—	—	—	3	—	—	3
Stock-based compensation expense	—	—	—	—	—	—	3,342	—	—	3,342
Retirement of treasury stock	—	—	—	—	(22,600,000)	85	(85)	—	—	—
Net loss	—	—	—	—	—	—	—	—	(44,673)	(44,673)
Balances at June 30, 2021	16,944,484	504,711	5,599,240	1	—	—	4,067	—	(148,692)	(144,624)
Issuance of common stock upon completion of initial public offering, net of commissions, underwriting discounts and offering costs	—	—	20,930,000	2	—	—	327,518	—	—	327,520
Conversion of convertible preferred stock to common stock	(16,944,484)	(504,711)	84,722,420	2	—	—	504,707	—	—	504,709
Stock-based compensation expense	—	—	—	—	—	—	5,979	—	—	5,979
Vesting of restricted common stock from early-exercised options	—	—	—	—	—	—	1	—	—	1
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	—	3	—	3
Net loss	—	—	—	—	—	—	—	—	(60,375)	(60,375)
Balances at September 30, 2021	—	$—	111,251,660	$5	—	$—	$842,272	$3	$(209,067)	$633,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADAGIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30, 2021	Period from June 3, 2020 (Inception) to September 30, 2020
Cash flows from operating activities:
Net loss	$(143,748)	$(48,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	9,908	7
Non-cash acquired in-process research and development	—	39,915
Net amortization of premiums and accretion of discounts on marketable securities	577	—
Non-cash payments	66	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(11,342)	(47)
Accounts payable	8,909	5,210
Accrued expenses	30,122	1,881
Other non-current assets	(6,016)	(3)
Net cash used in operating activities	(111,524)	(1,143)
Cash flows from investing activities:
Purchase of marketable securities	(188,627)	—
Net cash used in investing activities	(188,627)	—
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs paid	335,163	49,706
Proceeds from issuance of common stock, net of commissions and underwriting discounts	330,905	—
Proceeds from early exercises of stock options	—	14
Payments of initial public offering costs	(2,636)	—
Net cash provided by financing activities	663,432	49,720
Net increase in cash and cash equivalents	363,281	48,577
Cash and cash equivalents at beginning of period	114,988	—
Cash and cash equivalents at end of period	$478,269	$48,577
Supplemental disclosure of non-cash financing activities:
Deferred offering and issuance costs included in accounts payable and accrued expenses	$749	$—
Issuance of Series A convertible preferred stock in exchange for assigned rights, license and repurchased common stock	$—	$40,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADAGIO THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Nature of the Business and Basis of Presentation

Adagio Therapeutics, Inc., together with its consolidated subsidiary (the “Company”), is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of antibody-based solutions for infectious diseases with pandemic potential, including coronavirus disease 2019 (“COVID-19”) and influenza. The Company’s initial focus is on the virus SARS-CoV-2, its variants and the disease caused by this virus, which is known as COVID-19. The Company initiated clinical trials for its lead product candidate, ADG20, in February 2021. ADG20 is designed to be a potent, long-acting and broadly neutralizing antibody for both the prevention and treatment of COVID-19 as either a single or combination agent. The Company was incorporated in the State of Delaware in June 2020. The Company operates as a virtual company and plans to maintain a corporate headquarters for general and administrative purposes only. In addition, the Company engages third parties, including Adimab, LLC (“Adimab”), to perform ongoing research and development and other services on its behalf.

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

On July 30, 2021, the Company effected a five-for-one stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios of each series of the Company’s preferred stock (see Note 9). Accordingly, all share and per share amounts for all periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this stock split and adjustment of the preferred stock conversion ratios.

On August 10, 2021, the Company completed its initial public offering (“IPO”) pursuant to which it issued and sold 20,930,000 shares of its common stock, including 2,730,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares. The aggregate net proceeds received by the Company from the IPO were approximately $330.9 million, after deducting underwriting discounts and commissions of $24.9 million, but before deducting offering expenses payable by the Company, which were $3.4 million. Upon the closing of the IPO, all shares of the Company’s convertible preferred stock then outstanding converted into 84,722,420 shares of common stock (see Note 10).

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations primarily with proceeds from sales of convertible preferred stock, and most recently, with proceeds from the IPO. The Company has incurred recurring losses since inception, including net losses of $143.7 million for the nine months ended September 30, 2021 and $65.3 million for the period from inception through December 31, 2020. As of September 30, 2021, the Company had an accumulated deficit of $209.1 million. The Company expects to continue to generate operating losses for the foreseeable future. As of November 15, 2021, the issuance date of these interim condensed consolidated financial statements, the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the interim condensed consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations. The Company expects to seek additional funding through private equity financings, public offerings, government or private-party grants, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or rights of the Company’s stockholders. If the Company is unable to continue to obtain sufficient capital, the Company will be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or future commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

Impact of the COVID-19 Coronavirus

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The evolving and constantly changing impact of the pandemic will directly affect the potential commercial prospects of ADG20 for the prevention and treatment of COVID-19. The severity of the COVID-19 pandemic and the continued emergence of variants of concern (such as the widespread Delta variant), the availability, administration and acceptance of vaccines, monoclonal antibodies, antiviral agents and other therapeutic modalities, the introduction of local, national and/or employer vaccine mandates, and the potential development of “herd immunity” by the global population will affect the design and enrollment of the Company’s clinical trials, the potential regulatory authorization or approval of the Company’s product candidates and the commercialization of the Company’s product candidates, if approved.

In addition, the Company’s business and operations may be more broadly adversely affected by the COVID-19 pandemic. The COVID-19 outbreak and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, facilities and production have been suspended and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services has fallen. The global COVID-19 pandemic continues to evolve rapidly, and the Company will continue to monitor it closely. The ultimate extent of the impact of the COVID-19 pandemic on the Company’s business, financial condition, operations and product development timelines and plans remains highly uncertain and will depend on future developments, including the duration and spread of outbreaks and the continued emergence of variants, and the impact on the Company’s clinical trial design and enrollment, trial sites, contract research organizations, contract manufacturing organizations and other third parties with which it does business, as well as its impact on regulatory authorities and the Company’s key scientific and management personnel. To date, the Company has experienced some delays and disruptions in its development activities as a result of the COVID-19 pandemic. Some of the Company's contract research organizations, contract manufacturing organizations and other service providers also continue to be impacted. The Company will continue to monitor developments as it addresses the disruptions, delays and uncertainties relating to the COVID-19 pandemic. These developments and the impact of the COVID-19 pandemic on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company's results and operations may be materially adversely affected and may affect the Company’s ability to raise capital.

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

2. Summary of Significant Accounting Policies

As of September 30, 2021, the Company’s significant accounting policies and estimates, which are detailed in the Company’s final prospectus related to the IPO filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on August 6, 2021, have not changed except as discussed below.

Marketable Securities

Marketable securities represent holdings of available-for-sale marketable debt securities in accordance with the Company’s investment policy. The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company classified all of its marketable securities at September 30, 2021 as "available-for-sale” pursuant to ASC320, Investments – Debt and Equity Securities. Investments not classified as cash equivalents are presented as either short-term or long-term investments based on both their maturities as well as the time period the Company intends to hold such securities. Available-for-sale securities are maintained by an investment manager and consist of U.S. treasury securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity (deficit) until realized. Any premium or discount arising at purchase is amortized or accreted to interest expense or income over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other income (expense). There were no material realized gains or losses on marketable securities recognized for the three or nine months ended September 30, 2021.

The Company reviews marketable securities for other-than-temporary impairment whenever the fair value of a marketable security is less than the amortized cost and evidence indicates that a marketable security’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairments of investments are recognized in the consolidated statements of operations and comprehensive loss if the Company has experienced a credit loss, has the intent to sell the marketable security, or if it is more likely than not that the Company will be required to sell the marketable security before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and duration of the impairment and changes in value subsequent to the end of the period. There were no other-than-temporary impairments of investments recognized for the three or nine months ended September 30, 2021.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of December 31, 2020 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2021, for the three and nine months ended September 30, 2021, for the three months ended September 30, 2020, and for the period from June 3, 2020 (inception) to September 30, 2020 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 which are included in the Company’s final prospectus related to the IPO filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on August 6, 2021. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of September 30, 2021 and condensed consolidated results of operations for the three and nine months ended September 30, 2021, for the three months ended September 30, 2020, and for the period from June 3, 2020 (inception) to September 30, 2020, and the condensed consolidated cash flows for the nine months ended September 30, 2021 and for the period from June 3, 2020 (inception) to September 30, 2020 have been made. The Company’s condensed consolidated results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, research and development expenses and related prepaid or accrued costs and the valuation of common stock and resulting stock-based compensation expense. The Company bases its estimates on historical experience, known trends and other market-specific or relevant factors it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ materially from those estimates or assumptions.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02” or “ASC 842”), as subsequently amended. ASC 842 sets forth the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASC 842 replaces the existing guidance in ASC No. 840, Leases (“ASC 840”). ASC 842 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method for finance leases or on a straight-line basis over the term of the lease for operating leases. In addition, a lessee is also required to record (i) a right-of-use asset and a lease liability on its balance sheets for all leases with a term of greater than 12 months regardless of their classification and (ii) lease expense on its statement of operations for operating leases and amortization and interest expense on its statement of operations for financing leases. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases under ASC 840. ASC 842 also requires lessees and lessors to disclose key information about their leasing transactions. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), which added an optional transition method that allows companies to adopt the standard as of the beginning of the year of adoption as opposed to the earliest comparative period presented. In November 2019, the FASB issued guidance delaying the effective date for all entities, except for public entities. For public entities, ASU 2016-02 was effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. In June 2020, the FASB issued ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities (“ASU 2020-05”), which delayed the adoption date of ASU 2016-02 for nonpublic entities. For nonpublic entities, ASU 2016-02 is effective for annual periods beginning after December 15, 2021, including interim periods within annual periods beginning after December 15, 2022. Early adoption is permitted, including in an interim period. Entities are required to adopt ASC 842 using a modified retrospective transition method. The Company will recognize its lease on the balance sheet on the adoption date of January 1, 2022, by recording a right-of-use asset and a corresponding lease liability. The Company does not expect the adoption of ASC 842 to have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles–Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (“ASU 2018-15”). The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the update requires entities in a hosting arrangement that is a service contract to follow the guidance in ASC 350-40, Internal-Use Software (“ASC 350-40”) to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. Costs to develop or obtain internal-use software that cannot be capitalized under ASC 350-40, such as training costs and certain data conversion costs, also cannot be capitalized for a hosting arrangement that is a service contract. Therefore, an entity in a hosting arrangement that is a service contract determines which project stage an implementation activity relates to. Costs for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post-implementation stages are expensed as the activities are performed. ASU 2018-15 also requires entities to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. ASU 2018-15 was effective for public entities for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. For nonpublic entities, ASU 2018-15 is effective for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Early adoption is permitted, including adoption in any interim period. ASU 2018-15 is applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company does not expect the adoption of ASU 2018-15 to have a material impact on its consolidated financial statements and related disclosures.

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

3. Marketable Securities

Treasury securities held by the Company are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities, and carried at fair value in the accompanying condensed consolidated balance sheet on a settlement date basis. The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities as of September 30, 2021 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2021
U.S. treasury securities	$188,050	$3	$—	$188,053
Total	$188,050	$3	$—	$188,053

No available-for-sale securities held as of September 30, 2021 had remaining maturities greater than twelve months.

The Company did not hold any available-for-sale securities as of December 31, 2020.

4. Fair Value Measurements

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

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2021:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund	$477,440	$—	$—	$477,440
Marketable securities:
U.S. treasury securities	188,053	—	—	188,053
	$665,493	$—	$—	$665,493

	Fair Value Measurements at December 31, 2020:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund	$39,006	$—	$—	$39,006
	$39,006	$—	$—	$39,006

The money market fund was valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy.

The U.S treasury securities were valued by the Company based on Level 1 inputs. In determining the fair value of the U.S. treasury securities, the Company relied on quoted prices for identical securities in active markets.

There were no changes to the valuation methods during the three and nine months ended September 30, 2021, during the three months ended September 30, 2020, and for the period from June 3, 2020 (inception) to September 30, 2020.

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers into or out of Level 3 fair value measurements during the three and nine months ended September 30, 2021, during the three months ended September 30, 2020, and for the period from June 3, 2020 (inception) to September 30, 2020.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Prepaid external research, development and manufacturing costs	$7,489	$2,253
Prepaid insurance	4,558	41
Prepaid compensation and related expenses	525	78
Interest receivable	682	—
Other	579	22
	$13,833	$2,394

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued external research, development and manufacturing costs	$30,011	$3,853
Accrued professional and consultant fees	2,239	237
Accrued employee compensation	2,575	794
Other	660	35
	$35,485	$4,919

7. License and Collaboration Agreements

Adimab Assignment Agreement

In July 2020, the Company entered into an Assignment and License Agreement with Adimab (the “Adimab Assignment Agreement”). Under the terms of the agreement, Adimab assigned to the Company all rights, title and interest in and to certain of its coronavirus-specific antibodies (“CoV Antibodies”), including modified or derivative forms thereof, and related intellectual property (“Adimab CoV Assets”). In addition, Adimab granted to the Company a non-exclusive, worldwide, royalty-bearing, sublicensable license to certain of its platform patents and technology for the development, manufacture and commercialization of the CoV Antibodies and pharmaceutical products containing or comprising one or more CoV Antibodies (each, a “Product”) for all indications and uses, with the exception of certain diagnostic uses and use as a research reagent (the “Field”). The Company is entitled to sublicense the assigned rights and licensed intellectual property solely with respect to any CoV Antibody or Product, subject to specified conditions of the agreement. The Company is obligated to use commercially reasonable efforts to achieve specified development and regulatory milestones for Products in certain major markets and to commercialize a product in any country in which the Company obtains marketing approval.

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

In July 2020, in consideration for the rights assigned and license conveyed under the Adimab Assignment Agreement, the Company issued 5,000,000 shares of its Series A convertible preferred stock (the “Series A Preferred Stock”), then having a fair value of $40.0 million, to Adimab. Concurrently, the Company repurchased 21,250,000 shares of the Company’s common stock from Adimab, then having a fair value of $85,000. Additionally, the Company is obligated to pay Adimab up to $16.5 million upon the achievement of specified development and regulatory milestones for the first Product under the agreement that achieves such specified milestones and up to $8.1 million upon the achievement of specified development and regulatory milestones for the second Product under the agreement that achieves such specified milestones. The maximum aggregate amount of milestone payments payable under the agreement for any and all Products is $24.6 million; however, milestone payments do not accrue for certain in vitro diagnostic devices consisting of or containing CoV Antibodies.

In February 2021, the Company achieved the first specified milestone under the agreement upon dosing of the first patient in a Phase 1 global clinical trial evaluating ADG20, which obligated the Company to make a $1.0 million milestone payment to Adimab. In

April 2021, the Company achieved the second specified milestone under the agreement upon dosing of the first patient in a Phase 2 global clinical trial evaluating ADG20 for the prevention of COVID-19, which obligated the Company to make a $2.5 million milestone payment to Adimab. In August 2021, the Company achieved the third specified milestone under the agreement upon dosing of the first patient in a Phase 3 global clinical trial evaluating ADG20 for the prevention of COVID-19, which obligated the Company to make a $4.0 million milestone payment to Adimab. The Company recognized each expense when it became probable upon achievement of the first, second and third milestones in February, April and August 2021, respectively. The next potential milestone under the Adimab Assignment Agreement is a $4.0 million milestone related to the acceptance of the filing of the first New Drug Application (or “NDA”) for a Product by the FDA. During the three and nine months ended September 30, 2021, the Company recognized $4.0 million and $7.5 million, respectively, as in-process research and development (“IPR&D”) expense in connection with contingent consideration payable under the Adimab Assignment Agreement. For both the three months ended September 30, 2020 and for the period from June 3, 2020 (inception) to September 30, 2020, the Company recognized $39.9 million as IPR&D expense in connection with the upfront consideration payable under the Adimab Assignment Agreement to acquire rights to Adimab’s antibodies relating to COVID-19 and SARS and related intellectual property and a license to certain of Adimab’s platform patents and technology for use in the research and development of our product candidates.

The Company is obligated to pay Adimab royalties of a mid single-digit percentage based on net sales of any Products, once commercialized. The royalty rate is subject to reductions specified under the agreement. Royalties are due on a Product-by-Product and country-by-country basis beginning upon the first commercial sale of each Product and ending on the later of (i) 12 years after the first commercial sale of such Product in such country and (ii) expiration of the last valid claim of a patent covering such Product in such country (“Royalty Term”). In addition, the Company is obligated to pay Adimab royalties of a specified percentage in the range of 45% to 55% of any compulsory sublicense consideration received by the Company in lieu of certain royalty payments. Except for the first milestone payment of $1.0 million, the second milestone payment of $2.5 million, and the third milestone payment of $4.0 million, which were paid by the Company to Adimab in March, May and September 2021, respectively, no other milestone, royalty or other contingent payments had become due to Adimab through September 30, 2021.

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

The Company concluded the Adimab Assignment Agreement represented an asset acquisition of IPR&D assets with no alternative future use. The arrangement did not qualify as a business combination because substantially all of the fair value of the assets acquired was concentrated in a single asset. Therefore, the aggregate acquisition cost of $39.9 million was recognized as acquired IPR&D expense in July 2020. The $39.9 million of costs to acquire the IPR&D assets was determined as a result of the Company’s allocation of the $40.0 million aggregate fair value of the 5,000,000 shares of the Series A Preferred Stock that the Company issued to Adimab on the acquisition date in exchange for (i) the IPR&D assets acquired from Adimab and (ii) 21,250,000 shares of the Company’s common stock that it repurchased from Adimab on that same date. The Company allocated the $40.0 million fair value of the 5,000,000 shares of Series A Preferred Stock to the IPR&D assets and to the repurchased common stock based on their relative fair values on the acquisition date. As of that date and before allocation, the Company determined the fair value of the repurchased common stock was $85,000, based on the results of a third-party valuation, and the fair value of the IPR&D assets was $40.0 million. The Company determined the fair value of the 5,000,000 shares of Series A Preferred Stock based on the $8.00 price per share paid for the stock by new investors in the Company’s Series A Preferred Stock financing, which closed on the same date as the date on which the Company acquired the CoV Antibodies and Adimab CoV Assets under the Adimab Assignment Agreement.

Amounts paid with respect to services performed by Adimab on the Company’s behalf under the Adimab Assignment Agreement are recognized as research and development expense as such amounts are incurred. For the three and nine months ended September 30, 2021, the Company recognized $0.5 million and $0.9 million, respectively, of expense in connection with services provided by Adimab. For the three months ended September 30, 2020 and for the period from June 3, 2020 (inception) to September 30, 2020, the Company recognized $0.3 million of expense in connection with services provided to Adimab. Please refer to Note 15 for additional information.

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

The Company is obligated to pay Adimab a quarterly fee of $1.3 million, which may be cancelled at the Company’s option at any time. For so long as the Company is paying such quarterly fee (or earlier if (i) the Company experiences a change of control after the third anniversary of the Adimab Collaboration Agreement or (ii) Adimab owns less than a specified percentage of the Company’s equity), Adimab and its affiliates will not assist or direct certain third parties to discover or optimize antibodies that are intended to bind to coronaviruses or influenza viruses. The Company may also elect to decrease the scope of Adimab’s exclusivity obligations and obtain a corresponding decrease in the quarterly fee. For both the three and nine months ended September 30, 2021, the Company recognized $1.3 million of research and development expense related to the quarterly fee.

For each agreed upon research program that is commenced, the Company is obligated to pay Adimab quarterly for its services performed during a given research program at a specified full-time equivalent rate; a discovery delivery fee of $0.2 million; and an optimization completion fee of $0.2 million. For each option exercised by the Company to commercialize a specific research program, the Company is obligated to pay Adimab an exercise fee of $1.0 million. Amounts paid with respect to services performed by Adimab on the Company’s behalf in each of the research programs under the Adimab Collaboration Agreement are recognized as research and development expense as such amounts are incurred and services are rendered. For both the three and nine months ended September 30, 2021, the Company recognized less than $0.1 million and $0.1 million of expense, respectively, in connection with services provided by Adimab. Through September 30, 2021, the Company has not paid a drug delivery fee or optimization completion fee to Adimab and the Company has not exercised its option with respect to any program.

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

In addition, the Company is obligated to pay Adimab for Adimab’s performance of certain validation work with respect to certain antigens acquired from a third party. In consideration for this work, the Company is obligated to pay Adimab royalties of a low single-digit percentage based on net sales of products that contain such antigens for the same royalty term as antibody-based products, but the Company is not obligated to make any milestone payments for such antigen products. Through September 30, 2021, the Company has not paid any royalties to Adimab under the Adimab Collaboration Agreement.

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

The Company concluded that the Adimab Collaboration Agreement represented an asset acquisition of IPR&D with no alternative future use. Therefore, payments made by the Company to Adimab for milestones achieved will be recognized as acquired IPR&D expense in the related period in which the services are performed or the related milestone is considered probable of achievement. Amounts paid with respect to services performed by Adimab on the Company’s behalf under the Adimab Collaboration Agreement are recognized as research and development expense as such amounts are incurred and services are rendered. Please refer to Note 15 for additional information.

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

The Company was obligated to pay an upfront fee of $0.2 million to WuXi upon completion of cell bank generation for the first Licensed Cell Line created under the arrangement. Such amount became due in December 2020, was an accrued expense as of December 31, 2020 and was included in accounts payable as of September 30, 2021. The Company is also obligated to pay royalties in the range of 0.3% to 0.5% to WuXi based on net sales of any Licensed Products manufactured by the Company or a third party on its behalf. However, if the Company uses WuXi to manufacture all of its commercial supplies, no royalties would be owed by the Company to WuXi for net sales of Licensed Products. The Company has an option to buy out its royalty obligations on a Licensed Cell Line-by-Licensed Cell Line basis by making a one-time payment of $15.0 million to WuXi. Royalties are due on a Licensed Product-by-Licensed Product basis commencing on the date of the first commercial sale of the applicable product and continue for so long as the Company commercializes Licensed Products or until the Company exercises its option to buy out the royalty obligations. Through September 30, 2021, no royalties had become due to WuXi.

The Cell Line License Agreement remains in effect until it is terminated. The Company may terminate the Cell Line License Agreement at any time with advance written notice to WuXi. WuXi may terminate the Cell Line License Agreement in the event the Company fails to make a payment when due under the arrangement and such non-payment is not cured within a specified period after notice. Either party may terminate the Cell Line License Agreement in the event of a material breach by the other party that is not cured within a specified period after notice. Upon termination of the Cell Line License Agreement, the license conveyed by WuXi to the Company will continue in full force and effect with respect to all Licensed Products manufactured using the Licensed Cell Line already generated under the arrangement, provided that the Company continues to pay its royalty obligations, if any.

The Company concluded that the Cell Line License Agreement represented an asset acquisition of IPR&D with no alternative future use. Therefore, the aggregate acquisition cost of $0.2 million, consisting solely of the upfront fee, was recognized as acquired IPR&D expense during the period from June 3, 2020 (inception) to December 31, 2020.

Research Collaboration and License Agreement with The Scripps Research Institute

In August 2021, the Company entered into a Research Collaboration and License Agreement (the “Research Agreement”) with The Scripps Research Institute (“TSRI”). Under the terms of the Research Agreement, TSRI will perform research activities (the “Research Program”) to identify vaccine candidates for the prevention, diagnosis or treatment of influenza or beta coronaviruses (the “Specified Field”). Unless otherwise mutually agreed by the parties, the Research Program will be completed by August 2023. Activities initiated under the Research Agreement for targets or indications pursued under the arrangement will be conducted in accordance with a research plan to be agreed upon by the parties (each, a “Research Plan”). Each of the parties is responsible for performing the tasks to which it is assigned under the Research Plans. The Company is obligated to provide the research funding necessary to carry out the Research Program pursuant to the budget outlined in each Research Plan. As of September 30, 2021, the Company paid TSRI $1.5 million in funding, which is credited against research funding payable by the Company under the Research Agreement. Additionally, the Company is obligated to make specified payments to TSRI to the extent that TSRI complies with certain exclusivity covenants.

Pursuant to the terms of the Research Agreement, the Company was granted an exclusive option (the "Option") to acquire an exclusive, worldwide, sublicensable license under TSRI’s rights in certain patent rights and know-how for the exploitation of any vaccine product containing, comprised of, or derived from, any vaccine candidate identified or developed under the Research Program (each, a “TSRI Licensed Product”) in the Specified Field. Any licenses granted under the arrangement are subject to certain exceptions, conditions and reserved rights. The Company’s option is exercisable for a predefined period of time as outlined in the arrangement. Upon exercise of the Option, the Company is required to reimburse certain patent costs previously incurred by TSRI and bear all future related patent costs. Following the exercise of the Option, the Company has the sole right and responsibility for the further development and potential commercialization of the associated Licensed Product, at its sole cost and expense. As of September 30, 2021, the Company had not exercised its Option.

To the extent any TSRI Licensed Product covered by the Research Agreement is commercialized, the Company is obligated to pay TSRI royalties of a low single-digit percentage on a TSRI Licensed Product-by-Licensed Product and country-by-country basis based on a percentage of net sales, subject to reduction and floor. Royalties are payable for each product on a country-by-country basis through the later of (i) the expiration of the last valid claim of any patent covering such product in such country or (ii) 12 years from the first commercial sale of such product. The Research Agreement will expire when no further royalties are due to TSRI. The Research Agreement may be early terminated upon mutual written consent of both parties. The Company may terminate the Research Agreement at any time upon advance written notice to TSRI or upon the appointment of certain personnel deemed unacceptable. In addition, TSRI may terminate the Research Agreement if the Company fails to perform or observe any contractual term in any material respect or in the event of a material breach by the Company that remains uncured for a specified period. Following early termination, all licenses will terminate and revert to TSRI, all sublicenses granted by the Company will automatically terminate, and any then-existing sublicensees will have the right to obtain a direct license from TSRI.

Amounts incurred for services performed by TSRI under each of the research plans are expensed to research and development expense as the services are rendered. For the three and nine months ended September 30, 2021, the Company recorded $0.4 million and $1.5 million, respectively, of expense associated with services performed under the Research Agreement.

8. Commitments and Contingencies

Operating Lease Commitments

On September 14, 2021, the Company entered into a five year lease agreement (the “lease”) for approximately 9,600 square feet of office space in Waltham, Massachusetts. The monthly rental payments under the lease, which include base rent charges of $0.4 million per year, are subject to periodic rent increases through September 2026.

The Company recognizes rent expense on a straight-line basis over the lease term and records deferred rent for rent expense incurred but not yet paid. The Company's rent expense for the three months ended September 30, 2021 was less than $0.1 million.

License Agreements

The Company has entered into license agreements with Adimab, WuXi and TSRI (see Note 7).

Manufacturing Agreements

In December 2020, the Company entered into a Commercial Manufacturing Services Agreement with WuXi, which was amended and restated in August 2021 (as amended and restated, the “Commercial Manufacturing Agreement”). The Commercial Manufacturing Agreement outlines the terms and conditions under which WuXi will manufacture ADG20 drug substance and drug product for commercial use.

The Company committed to minimum non-cancelable purchase obligations related to batches of ADG20 drug substance and certain services with respect to the product requirements for 2021 and 2022, the payments for which will extend into 2023, and batches of ADG20 drug product and certain services with respect to the product requirements for 2022, the payments for which will extend into 2023. There has been no material change to future minimum payments under non-cancelable purchase obligations associated with the Commercial Manufacturing Agreement. As of September 30, 2021, the Company paid $9.4 million under the Commercial Manufacturing Agreement. The $9.4 million payment resulted in a short-term prepaid expense of $3.6 million, included in "Prepaid expenses and other current assets", and a long-term prepaid expense of $5.8 million, included in "Other non-current assets", on the condensed consolidated balance sheet.

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

Other Contracts

The Company enters into agreements with third parties during the ordinary course of business for various products and services, including those related to research, preclinical and clinical operations, manufacturing and support. These contracts do not contain any material minimum purchase commitments. Certain of these agreements provide for termination rights subject to the payment of termination fees and/or wind-down costs. Under such agreements, the Company is contractually obligated to make certain payments to vendors upon early termination, primarily to reimburse them for their unrecoverable outlays incurred prior to cancellation as well as any amounts owed by the Company prior to early termination. The actual amounts the Company could pay in the future to the vendors under such agreements may differ from the purchase order amounts due to cancellation provisions. The termination fees were not probable of payment as of September 30, 2021 and December 31, 2020.

Legal Proceedings

From time to time, the Company may become involved in legal proceedings or other litigation relating to claims arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and estimated exposure amount. Legal fees and other costs associated with such proceedings are expensed as incurred. As of September 30, 2021 and December 31, 2020, the Company was not a party to any material legal proceedings.

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

9. Convertible Preferred Stock

The Company has issued Series A convertible preferred stock (the “Series A Preferred Stock”), Series B convertible preferred stock (the “Series B Preferred Stock”), and Series C Preferred Stock (the “Series C Preferred Stock”), all of which are collectively referred to as the “Preferred Stock.”

In July 2020, the Company issued and sold 6,237,500 shares of Series A Preferred Stock, at a price of $8.00 per share, for gross proceeds of $49.9 million and incurred $0.2 million of issuance costs. Concurrently, the Company issued 5,000,000 shares of Series A Preferred Stock, then having a fair value of $40.0 million, to Adimab as consideration payable pursuant to the Adimab Assignment Agreement (see Note 7).

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

On July 30, 2021, the Company filed an amended and restated certificate of incorporation, which increased the Company’s authority to issue (i) 150,000,000 shares of common stock and (ii) 16,944,484 shares of Preferred Stock. On August 10, 2021, in connection with the closing of the IPO, the Company filed an amended and restated certificate of incorporation to, among other things: (i) increase the number of authorized shares of common stock from 150,000,000 shares to 1,000,000,000 shares, (ii) eliminate all references to the previously existing series of convertible preferred stock, and (iii) authorize 10,000,000 shares of undesignated preferred stock that may be issued from time to time by the Company’s board of directors in one or more series.

Upon issuance of each class of Preferred Stock, the Company assessed the embedded conversion and liquidation features of the shares and determined that such features did not require the Company to separately account for these features. The Company also concluded that no beneficial conversion feature existed on the issuance dates of each class of Preferred Stock.

Upon the closing of the Company’s IPO in August 2021, all shares of the Company’s convertible preferred stock then outstanding converted into 84,722,420 shares of common stock (see Note 10). As of December 31, 2020, Preferred Stock consisted of the following (in thousands, except share amounts):

	December 31, 2020
	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series A Preferred Stock	11,237,500	11,237,500	$89,706	$89,900	56,187,500
Series B Preferred Stock	1,410,434	1,410,434	79,842	80,000	7,052,170
	12,647,934	12,647,934	$169,548	$169,900	63,239,670

10. Common Stock

The voting, dividend and liquidation rights of the holders of shares of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of the Preferred Stock set forth above and described in the Company’s final prospectus related to the IPO filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on August 6, 2021.

In June 2020, the Company issued and sold 21,250,000 shares of its common stock to Adimab upon formation of the Company for $0.00002 per share. In July 2020, such shares of common stock were repurchased by the Company from Adimab contemporaneous with the execution of the Adimab Assignment Agreement, pursuant to which the Company acquired certain intellectual property rights in exchange for the issuance of 5,000,000 shares of its Series A Preferred Stock. As of September 30, 2021 the 21,250,000 shares of common stock repurchased from Adimab were retired and redesignated as authorized but unissued shares of the Company’s common stock. As of December 31, 2020, the 21,250,000 shares of common stock repurchased from Adimab were recorded as treasury stock in the accompanying condensed consolidated balance sheets and condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) as such shares were not retired. The fair value of the repurchased common stock was $0.004 per share, or $85,000 in the aggregate, as determined based on a third-party valuation (see Note 7).

In April 2021, the Company increased the number of shares of common stock authorized for issuance from 19,000,000 to 23,251,555 shares and increased the number of shares of preferred stock authorized for issuance from 12,647,934 to 16,944,484 shares, of which 4,296,550 shares were designated as Series C Preferred Stock.

As described in Note 9 above, on July 30, 2021, the Company filed an amended and restated certificate of incorporation, which increased the Company’s authority to issue 150,000,000 shares of common stock. On August 10, 2021, in connection with the closing of the IPO, the Company filed an amended and restated certificate of incorporation to, among other things, increase the number of authorized shares of common stock from 150,000,000 shares to 1,000,000,000 shares.

As of September 30, 2021, the Company had reserved 36,417,895 shares of common stock for the exercise of outstanding stock options and the issuance of awards available for grant under the Company’s 2020 Equity Incentive Plan, 2021 Equity Incentive Plan and 2021 Employee Stock Purchase Plan (see Note 11). As of December 31, 2020, the Company had reserved 80,466,735 shares of common stock for the potential conversion of shares of Preferred Stock into common stock, the exercise of outstanding stock options and the issuance of awards available for grant under the Company’s 2020 Equity Incentive Plan (see Note 11).

Treasury Stock

In April and May 2021, the Company retired an aggregate of 22,600,000 shares of its common stock held in treasury. Upon retirement, the shares were redesignated as authorized but unissued shares of the Company’s common stock.

Stock Split

On July 30, 2021, the Company effected a five-for-one stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios of each series of the Company’s preferred stock (see Note 9). Accordingly, all share and per share amounts for all periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this stock split and adjustment of the Preferred Stock conversion ratios.

Initial Public Offering

On August 10, 2021, the Company completed its IPO, pursuant to which it issued and sold 20,930,000 shares of its common stock, including 2,730,000 shares of its common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares. The aggregate net proceeds received by the Company from the IPO were approximately $330.9 million, after deducting underwriting discounts and commissions, but before deducting offering expenses payable by the Company, which were $3.4 million. Upon the closing of the IPO, all of the shares of the Company’s convertible preferred stock then outstanding converted into 84,722,420 shares of common stock. Upon the conversion of the convertible preferred stock, the Company reclassified the carrying value of the convertible preferred stock to common stock (at par value) and additional paid-in capital.

11. Stock-Based Compensation

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

As of September 30, 2021, there were no shares authorized to be issued and no shares reserved for future issuance under the 2020 Plan. As of December 31, 2020, there were 22,820,305 shares authorized to be issued and 14,258,995 shares reserved for future issuance under the 2020 Plan.

2021 Equity Incentive Plan

In July 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective immediately prior to and contingent upon the execution of the underwriting agreement related to the Company’s IPO. The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares reserved for issuance under the 2021 Plan was equal to 35,075,122, which is the sum of 11,413,572 new shares; plus the number of shares (not to exceed 23,661,550 shares), which represents (i) the number of shares that remained available for issuance under the 2020 Plan, at the time the 2021 Plan became effective, and (ii) any shares subject to outstanding stock options or other stock awards that were granted under the 2020 Plan that are forfeited, terminate, expire or are otherwise not issued. In addition, the number of shares of the Company’s common stock reserved for issuance under the 2021 Plan will automatically increase on the first day of each calendar year, beginning on January 1, 2022 and continuing through January 1, 2031, in an amount equal to 5% of the shares of common stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the board of directors. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2021 Plan will be added back to the shares of common stock available for issuance under the 2021 Plan. As of September 30, 2021, there were 35,075,122 shares authorized to be issued and 17,614,161 shares reserved for future issuance under the 2021 Plan.

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

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Period from June 3, 2020 (Inception) to September 30,
	2021	2020	2021	2020
Fair value of common stock	$14.05	$1.00	$10.12	$0.31
Expected term (in years)	6.1	6.0	6.0	6.1
Expected volatility	73.2%	73.3%	73.3%	72.3%
Risk-free interest rate	1.0%	0.4%	1.0%	0.4%
Expected dividend yield	—%	—%	—%	—%

Stock Option Activity

The following table summarizes the Company’s stock option activity since December 31, 2020:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2020	2,968,070	$0.78	9.8	$11,362
Granted	14,725,078	$10.12
Forfeited	(232,187)	$2.68
Outstanding at September 30, 2021	17,460,961	$8.63	9.5	$586,814
Vested and expected to vest at September 30, 2021	17,460,961	$8.63	9.5	$586,814
Options exercisable at September 30, 2021	1,025,630	$2.32	8.7	$40,943

The weighted-average grant date fair value of stock options granted during the three and nine months ended September 30, 2021 was $9.03 and $6.51, respectively, per option. The weighted-average grant date fair value for the three months ended September 30, 2020 and the period from June 3, 2020 (inception) to September 30, 2020 was $0.68 and $0.21, respectively, per option.

Early Exercise of Stock Options into Restricted Stock

The Company’s restricted stock activity during the nine months ended September 30, 2021 is solely due to shares of restricted common stock issued pursuant to the permitted early exercise of stock options. Shares of common stock issued upon exercise of unvested stock options are restricted and continue to vest in accordance with the original vesting schedule applicable to the associated stock option award. The Company has the right to repurchase any unvested shares of restricted common stock, at the original purchase price, upon any voluntary or involuntary termination of the service relationship during the vesting period.

A summary of the Company’s unvested common stock from option early exercises that is subject to repurchase by the Company is as follows:

Number of Shares
Unvested restricted stock at June 3, 2020 (inception)	—
Issued	6,943,240
Vested	—
Repurchased	(1,350,000)
Unvested restricted stock at December 31, 2020	5,593,240
Issued	—
Vested	(1,734,101)
Repurchased	—
Unvested restricted stock at September 30, 2021	3,859,139

Proceeds from the early exercise of stock options are recorded as an early-exercise liability on the consolidated balance sheets. The liability for unvested common stock subject to repurchase is then reclassified to common stock and additional paid-in capital as the Company’s repurchase right lapses. Shares issued pursuant to the early exercise of stock options are not considered to be outstanding for accounting purposes until the shares vest. As of September 30, 2021 and December 31, 2020 the liability related to the payments for unvested shares from early-exercised options was less than $0.1 million.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Period from June 3, 2020 (Inception) to September 30,
	2021	2020	2021	2020
Research and development	$2,151	$5	$3,582	$5
Selling, general and administrative	3,828	2	6,326	2
	$5,979	$7	$9,908	$7

As of September 30, 2021, total unrecognized stock-based compensation expense related to unvested stock-based awards was $86.7 million, which is expected to be recognized over a weighted-average period of 3.6 years.

12. Income Taxes

For the three and nine months ended September 30, 2021, the three months ended September 30, 2020, and the period from June 3, 2020 (inception) to September 30, 2020, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period, due to its uncertainty of realizing a benefit from those items. All of the Company’s operating losses since inception have been generated in the United States.

13. Defined Contribution Plan

The Company maintains a 401(k) Plan (the “401(k) Plan”) for the benefit of eligible employees. The 401(k) Plan is a defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986 that covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Pursuant to the terms of the 401(k) Plan, the Company is required to make non-elective contributions of 3% of eligible participants’ compensation. For the three and nine months ended September 30, 2021, the Company contributed $0.2 million and $0.4 million, respectively, to the 401(k) Plan. For the three months ended September 30, 2020 and for the period from June 3, 2020 (inception) to September 30, 2020, the Company contributed an insignificant amount to the 401(k) Plan.

14. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Period from June 3, 2020 (Inception) to September 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders	$(60,375)	$(48,008)	$(143,748)	$(48,106)
Denominator:
Weighted-average common shares outstanding, basic and diluted	61,297,086	1,847,826	20,346,771	6,375,000
Net loss per share attributable to common stockholders, basic and diluted	$(0.98)	$(25.98)	$(7.06)	$(7.55)

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

	Three and Nine Months Ended September 30,	Period from June 3, 2020 (Inception) to September 30,
	2021	2020
Convertible preferred stock (as converted to common stock)	—	56,187,500
Stock options to purchase common stock	17,460,961	2,968,070
Unvested restricted common stock	3,859,139	6,943,240
	21,320,100	66,098,810

15. Related Party Transactions

Adimab Assignment Agreement

Under the Adimab Assignment Agreement, Adimab, a principal stockholder of the Company, received upfront consideration in the form of Series A Preferred Stock, is entitled to receive milestone and royalty payments upon specified conditions, and receives payments from the Company for providing ongoing services under the agreement (see Note 7). Adimab participated in the Series B and C Preferred Stock financings by purchasing 44,076 and 128,064 shares of Series B and C Preferred Stock, respectively, for an aggregate purchase price of $2.5 million and $10 million, respectively (see Note 9).

During the three and nine months ended September 30, 2021, the Company recognized $4.0 million and $7.5 million, respectively, as IPR&D expense in connection with milestones payable under the Adimab Assignment Agreement. For the three months ended September 30, 2020 and for the period from June 3, 2020 (inception) to September 30, 2020 the Company recognized $39.9 million as IPR&D expense in connection with the upfront consideration payable under the Adimab Assignment Agreement (see Note 7).

During the three and nine months ended September 30, 2021, the Company recognized $0.5 million and $0.9 million of research and development expense, respectively, with respect to services performed by Adimab on the Company’s behalf under the Adimab Assignment Agreement. During the three months ended September 30, 2020, and for the period from June 3, 2020 (inception) to September 30, 2020, the Company recognized $0.3 million of research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Assignment Agreement.

Adimab Collaboration Agreement

Under the Adimab Collaboration Agreement, the Company is obligated to pay Adimab for certain fees, milestone and royalty payments (see Note 7).

For the three and nine months ended September 30, 2021, the Company recognized $1.3 million of research and development expense related to the quarterly fee.

For the three and nine months ended September 30, 2021, the Company recognized less than $0.1 million and $0.1 million, respectively, of research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Collaboration Agreement.

As of September 30, 2021 and December 31, 2020, $0.6 million and $0.6 million, respectively, was due to Adimab under both the Adimab Assignment Agreement and the Adimab Collaboration Agreement by the Company. As of September 30, 2021 and December 31, 2020, no amounts were due from Adimab under the Adimab Assignment Agreement or the Adimab Collaboration Agreement to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our final prospectus for our initial public offering filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Securities Act, with the SEC, on August 6, 2021 (the “Prospectus”). Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to Adagio Therapeutics, Inc. together with its consolidated subsidiaries.

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

Overview

Adagio Therapeutics, Inc. is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of antibody-based solutions for infectious diseases with pandemic potential, including COVID-19 and influenza. We are developing our lead product candidate, ADG20, for the prevention and treatment of coronavirus disease 2019, or COVID-19, the disease caused by the virus SARS-CoV-2 and its variants. COVID-19 has caused the current global pandemic that remains a significant global health crisis and has resulted in millions of deaths and lasting health problems in many survivors. We believe that COVID-19 will become an endemic disease requiring a variety of effective, safe and convenient prevention and treatment options for years to come. We aim to address COVID-19 and future potential viral outbreaks by building a portfolio of antibodies with broadly neutralizing activity against multiple members of the coronavirus family or additional viruses with pandemic potential. Our portfolio of antibodies was discovered by Adimab, LLC, or Adimab, an industry leader in translating target hypotheses into therapeutically relevant antibodies with their proprietary platform, which has resulted in more than 400 antibody discovery programs.

ADG20 is designed to be a potent, long-acting and broadly neutralizing antibody for both the prevention and treatment of COVID-19 as either a single or combination agent. We believe several attributes differentiate ADG20. Unlike other antibody-based therapies specifically targeting SARS-CoV-2, ADG20 has demonstrated an ability in non-clinical studies to neutralize a diverse panel of circulating SARS-CoV-2 variants, including the newly emerged Lambda, Mu and Delta plus variants, as well as a broad range of SARS-like viruses with neutralization potency at IC50 (half maximal inhibitory concentrations) of approximately 0.01 mcg/mL or less in live-virus cellular assays. We believe this demonstrated in vitro neutralization activity will translate into a low-clinical dose which, in turn, may translate into the ability to conveniently deliver ADG20 as a single intramuscular, or IM, injection. Data from a six-month evaluation timepoint in our Phase 1 healthy volunteer study ADG20-1-001 confirmed the extended half-life of ADG20, which approached 100 days based on data from the 300 mg IM dose cohort and we believe may allow for protection of up to twelve months. As of September 4, 2021, there were no study drug related adverse events, serious adverse events, injection-site reactions or hypersensitivity reactions reported through a minimum of three months follow-up across all cohorts. In addition, in an exploratory analysis, 50% serum virus neutralizing antibody titers against an authentic SARS-CoV-2 D614G variant measured six months after a single 300 mg IM dose of ADG20 were similar to observed peak titers with the RNA-1273 vaccine series and exceeded those achieved with the AZD1222 vaccine series. We are conducting two separate Phase 2/3 clinical trials: our EVADE trial to evaluate ADG20 for the prevention of COVID-19 and our STAMP trial to evaluate ADG20 for the treatment of COVID-19. Additionally, our portfolio includes multiple broadly neutralizing antibodies, including ADG10, for potential use with ADG20 as a combination therapy for the prevention and treatment of COVID-19 and future coronavirus outbreaks.

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

Since our inception, we have devoted substantially all of our resources to organizing and staffing, building an intellectual property portfolio, business planning, conducting research and development, establishing arrangements with third parties for the manufacture of our product candidates and raising capital. We rely heavily on external consultants and contract research organizations, or CROs, to conduct our non-clinical, preclinical and clinical activities. Additionally, we are currently dependent on WuXi Biologics (Hong Kong) Limited, or WuXi, a contract development and manufacturing organization, or CDMO, for the manufacture of our product candidates for clinical and commercial use. We expect to continue to rely on third parties for clinical trials and the manufacture and testing of our product candidates. Since our inception, we have financed our operations with approximately $464.7 million of net proceeds from sales of our preferred stock, and most recently, with proceeds from our initial public offering, or IPO. In August 2021, we completed our IPO pursuant to which we issued and sold 20,930,000 shares of our common stock, including 2,730,000 shares of common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received aggregate net proceeds from our IPO of approximately $330.9 million, after deducting underwriting discounts and commissions, but before deducting offering expenses payable by the Company, which were $3.4 million. To date, we have not generated any revenue from any sources, including product sales. In February 2021, we advanced ADG20 into a Phase 1 clinical trial. In April and August 2021, we advanced ADG20 into two Phase 2/3 clinical trials. We have not yet commenced significant development activities with respect to other product candidates. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates, if approved.

Since our inception, we have incurred significant losses, including net losses of $65.3 million for the period from June 3, 2020 (inception) to December 31, 2020 and of $143.7 million for the nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $209.1 million. We expect to continue to incur significant expenses and recognize substantial losses in the foreseeable future as we expand and progress our research and development activities as well as the associated manufacturing activities and commercialization efforts. In addition, our losses from operations may fluctuate significantly from period to period depending on the timing of our clinical trials and our expenditures on other research and development activities, including any associated manufacturing activities, and potential commercialization efforts. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•
continue to conduct our ongoing clinical trials of ADG20, including advancement through late-stage global clinical trials, as well as initiate and complete additional clinical trials of future product candidates or current product candidates in new indications or patient populations;
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
•
manufacture material under cGMP, for potential EUA and commercial sales at our contracted manufacturing facilities;
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

We do not anticipate generating revenue from product sales, including government supply contracts, unless and until we successfully complete clinical development and obtain marketing approvals or EUA for one or more of our product candidates. We are currently establishing our commercial infrastructure to support the anticipated marketing and distribution of our product candidates. Subject to receiving marketing approval or EUA for prevention and/or treatment of COVID-19, we expect to enter into arrangements with third parties for the sale, marketing and distribution of our product candidates. Accordingly, if we obtain marketing approval or EUA for any of our product candidates, we will incur significant additional commercialization expenses related to product manufacturing, marketing, sales and distribution.

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

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”

Impact of COVID-19 on Our Operations

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The evolving and constantly changing impact of the pandemic will directly affect the potential commercial prospects of ADG20 for the prevention and treatment of COVID-19. The severity of the COVID-19 pandemic and the continued emergence of variants of concern (such as the widespread Delta variant), the availability, administration and acceptance of vaccines, monoclonal antibodies, antiviral agents and other therapeutic modalities, the introduction of local, national and/or employer vaccine mandates, and the potential development of “herd immunity” by the global population will affect the design and enrollment of our clinical trials, the potential regulatory authorization or approval of our product candidates and the commercialization of our product candidates, if approved.

In addition, our business and operations may be more broadly adversely affected by the COVID-19 pandemic. The COVID-19 outbreak and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, facilities and production have been suspended and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services has fallen. The global COVID-19 pandemic continues to evolve rapidly, and we will continue to monitor it closely. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition, operations and product development timelines and plans remains highly uncertain and will depend on future developments, including the duration and spread of outbreaks and the continued emergence of variants, its impact on our clinical trial design and enrollment, trial sites, contract research organizations, contract manufacturing organizations and other third parties with which we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. To date, we have experienced some delays and disruptions in our development activities as a result of the COVID-19 pandemic. Some of our contract research organizations, contract manufacturing organizations and other service providers also continue to be impacted. We will continue to monitor developments as it addresses the disruptions, delays and uncertainties relating to the COVID-19 pandemic. These developments and the impact of the COVID-19 pandemic on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, our results and operations may be materially adversely affected and may affect our ability to raise capital.

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
•
the prevalence, nature and severity of adverse events experienced with ADG20 or any other product candidates;
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

A change in the outcome of any of these variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of that product candidate. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. We may never succeed in obtaining regulatory approval or EUA for any of our product candidates. In addition, in the absence of a Public Health Emergency (or “PHE”), we may not be able to receive an EUA. The national PHE declaration is currently in effect through January 2022 and may or may not be renewed.

Acquired In-Process Research and Development Expenses

Acquired in-process research and development, or IPR&D, expenses consist primarily of the upfront costs we incurred in July 2020, as well as any costs of contingent milestone payments we incurred in subsequent periods, to acquire rights to Adimab’s antibodies relating to COVID-19 and SARS and related intellectual property and a license to certain of Adimab’s platform patents and technology, or the IPR&D assets, for use in the research and development of our product candidates. We expensed the cost of the IPR&D assets because they had no alternative future use as of the acquisition date. We will recognize additional acquired IPR&D expenses in the future if and when we become obligated to make contingent milestone payments to Adimab under the terms of the agreement by which we acquired the IPR&D assets.

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

Through September 30, 2021, we have operated as a virtual company. Therefore, we do not incur material operating expenses for the rent, maintenance and insurance of facilities or for depreciation of fixed assets.

Interest Income

Interest income consists of interest earned from our cash, cash equivalents and marketable securities. We expect our interest income to modestly increase as we continue to invest the cash received from our sales of Series C preferred stock in April 2021 and the net proceeds from our IPO in August 2021.

Income Taxes

For the three and nine months ended September 30, 2021, the three months ended September 30, 2020, and for the period from June 3, 2020 (inception) to September 30, 2020, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period, due to its uncertainty of realizing a benefit from those items.

Results of Operations

Comparison of the three months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,	Three Months Ended September 30,
(in thousands)	2021	2020	Change
Operating expenses:
Research and development	$45,366	$7,251	$38,115
Acquired in-process research and development	4,000	39,915	(35,915)
Selling, general and administrative	11,052	842	10,210
Total operating expenses	60,418	48,008	12,410
Loss from operations	(60,418)	(48,008)	(12,410)
Other income (expense):
Interest income	48	—	48
Other expense	(5)	—	(5)
Total other income (expense), net	43	—	43
Net loss and comprehensive loss	$(60,375)	$(48,008)	$(12,367)

The following discussion presents the components of our expenses for the periods presented:

Research and Development Expenses

	Three Months Ended September 30,	Three Months Ended September 30,
(in thousands)	2021	2020	Change
Direct, external research and development expenses by program:
ADG20	$31,878	$6,294	$25,584
ADG10	4,440	—	4,440
Unallocated research and development expenses:
Personnel-related costs	6,857	489	6,368
External discovery-related and other costs	2,191	468	1,723
Total research and development expenses	$45,366	$7,251	$38,115

Research and development expenses were $45.4 million for the three months ended September 30, 2021, compared to $7.3 million for the three months ended September 30, 2020. The increase of $25.6 million in direct costs related to our ADG20 program was primarily due to overall increases in our clinical study costs and manufacturing expenses. The increase of $4.4 million in direct costs related to our ADG10 program was driven by manufacturing expenses, for which there were no costs incurred during the three months ended September 30, 2020.

Personnel-related costs, including salaries, bonuses, benefits and other compensation-related costs were $4.7 million and stock-based compensation expense was $2.2 million for the three months ended September 30, 2021, compared to personnel-related costs of $0.5 million and stock-based compensation expense of less than $0.1 million for the three months ended September 30, 2020. The overall increase in personnel-related costs is attributable to the hiring of individuals to support the development of our product candidates. The increase in external discovery related costs and other of $1.7 million was primarily driven by the $1.3 million quarterly fee under the Adimab Collaboration Agreement, $0.5 million in professional services and consulting costs, offset by $0.1 million of other research and development related costs.

Acquired In-Process Research and Development Expenses

Acquired IPR&D expenses of $4.0 million for three months ended September 30, 2021 consisted of the cost we incurred in the period under the Adimab Assignment Agreement for a milestone payment that became due to Adimab in August 2021 upon the dosing of the first patient in a Phase 3 global clinical trial evaluating ADG20 for the prevention of COVID-19. The amount of this contingent payment was recognized as an IPR&D expense based on the nature of the associated assets acquired from Adimab on the date of the milestone achievement. Acquired IPR&D expense of $39.9 million for the three months ended September 30, 2020 consisted of the costs we incurred in the period under the Adimab Assignment Agreement to acquire rights to Adimab’s antibodies relating to COVID-19 and SARS and related intellectual property and a license to certain of Adimab’s platform patents and technology for use in the research and development of our product candidates. We expensed the cost of the IPR&D assets because they had no alternative future use as of the acquisition date.

Selling, General and Administrative Expenses

	Three Months Ended September 30,	Three Months Ended September 30,
(in thousands)	2021	2020	Change
Personnel-related costs	$6,432	$204	$6,228
Professional and consultant fees	4,108	558	3,550
Other	512	80	432
Total selling, general and administrative expenses	$11,052	$842	$10,210

Selling, general and administrative expenses for the three months ended September 30, 2021 were $11.1 million, compared to $0.8 million for the three months ended September 30, 2020. Personnel-related costs increased by $6.2 million due to increased hiring to support general and administrative functions. Personnel-related costs, including salaries, bonuses, benefits and other compensation-related costs were $2.6 million and stock-based compensation expense was $3.8 million for the three months ended September 30, 2021, compared to personnel-related costs of $0.2 million and stock-based compensation expense of less than $0.1 million for the three months ended September 30, 2020. The increase of $3.6 million in professional services and consultant fees and the increase of $0.4 million in other expenses was attributable to costs incurred as we began operating as a public company, including insurance premiums and other fees.

Other Income

Other income was less than $0.1 million for the three months ended September 30, 2021 and $0 for the three months ended September 30, 2020, consisting primarily of interest earned on invested cash balances.

Comparison of the nine months ended September 30, 2021 to the period from June 3, 2020 (inception) to September 30, 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and for the period from June 3, 2020 (inception) to September 30, 2020:

	Nine Months Ended September 30,	Period from June 3, 2020 (Inception) to September 30,
(in thousands)	2021	2020	Change
Operating expenses:
Research and development	$114,465	$7,299	$107,166
Acquired in-process research and development	7,500	39,915	(32,415)
Selling, general and administrative	21,853	892	20,961
Total operating expenses	143,818	48,106	95,712
Loss from operations	(143,818)	(48,106)	(95,712)
Other income (expense):
Interest income	80	—	80
Other expense	(10)	—	(10)
Total other income (expense), net	70	—	70
Net loss and comprehensive loss	$(143,748)	$(48,106)	$(95,642)

Research and Development Expenses

	Nine Months Ended September 30,	Period from June 3, 2020 (Inception) to September 30,
(in thousands)	2021	2020	Change
Direct, external research and development expenses by program:
ADG20	$90,561	6,294	$84,267
ADG10	4,440	—	4,440
Unallocated research and development expenses:
Personnel-related costs	14,457	537	13,920
External discovery-related and other costs	5,007	468	4,539
Total research and development expenses	$114,465	$7,299	$107,166

Research and development expenses were $114.5 million for the nine months ended September 30, 2021, compared to $7.3 million for the period from June 3, 2020 (inception) to September 30, 2020. The increase of $84.3 million in direct costs related to our ADG20 program was primarily due to overall increases in our clinical study costs and manufacturing expenses. The increase of $4.4 million in direct costs related to our ADG10 program was primarily due to manufacturing expenses, for which there were no costs incurred for the period from June 3, 2020 (inception) to September 30, 2020.

Personnel-related costs, including salaries, bonuses, benefits and other compensation-related costs, were $10.9 million and stock-based compensation expense was $3.6 million for the nine months ended September 30, 2021, compared to personnel-related costs of $0.5 million and stock-based compensation expense of less than $0.1 million for the period from June 3, 2020 (inception) to September 30, 2020. The overall increase in personnel-related costs is attributable to the hiring of more individuals to support the development of ADG20 and ADG10. The increase in external discovery-related and other costs and other of $4.5 million was primarily driven by $1.3 million quarterly fee under the Adimab Collaboration Agreement, $1.5 million related to the TSRI Research Agreement and an increase in professional services and consultant fees.

Acquired In-Process Research and Development Expenses

Acquired IPR&D expenses of $7.5 million for the nine months ended September 30, 2021 consisted of the costs we incurred in the period under the Adimab Assignment Agreement for a $1.0 million milestone payment that became due to Adimab in February 2021 upon the dosing of the first patient in a Phase 1 global clinical trial evaluating ADG20, a $2.5 million milestone payment that became due to Adimab in April 2021 upon the dosing of the first patient in the first Phase 2 global clinical trial of a product licensed under the agreement, and a $4.0 million milestone payment that became due to Adimab in August 2021 upon dosing of the first patient in a Phase 3 global clinical trial evaluating ADG20 for the prevention of COVID-19. The amounts of these contingent payments were recognized as an IPR&D expense based on the nature of the associated assets acquired from Adimab on the date of the milestone achievement. Acquired IPR&D expense of $39.9 million for the three months ended September 30, 2020 consisted of the costs we incurred in the period under the Adimab Assignment Agreement to acquire rights to Adimab’s antibodies relating to COVID-19 and SARS and related intellectual property and a license to certain of Adimab’s platform patents and technology for use in the research and development of our product candidates. We expensed the cost of the IPR&D assets because they had no alternative future use as of the acquisition date.

Selling, General and Administrative Expenses

	Nine Months Ended September 30,	Period from June 3, 2020 (Inception) to September 30,
(in thousands)	2021	2020	Change
Personnel-related costs	$11,980	$252	$11,728
Professional and consultant fees	9,026	560	8,466
Other	847	80	767
Total selling, general and administrative expenses	$21,853	$892	$20,961

Selling, general and administrative expenses for the nine months ended September 30, 2021 were $21.9 million, compared to $0.9 million for the period from June 3, 2020 (inception) to September 30, 2020. Personnel-related costs increased by $11.7 million due to increased hiring to support general and administrative functions. Personnel-related costs, including salaries, bonuses, benefits and other compensation-related costs, were $5.7 million and stock-based compensation expense was $6.3 million for the nine months ended September 30, 2021, compared to personnel-related costs of $0.2 million and stock-based compensation expense of less than $0.1 million for the period from June 3, 2020 (inception) to September 30, 2020. The increase of $8.5 million in professional services and consultant fees and the increase of $0.8 million in other expenses is attributable to costs incurred as we began operating as a public company, including insurance premiums and other fees.

Other Income

Other income was less than $0.1 million for the nine months ended September 30, 2021 and $0 for the period from June 3, 2020 (inception) to September 30, 2020, consisting of primarily of interest earned on invested cash balances.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in June 2020, we have not generated any revenue from any sources, including from product sales, and have incurred significant operating losses and negative cash flows from operations. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our product candidates. To date, we have funded our operations with $467.7 million of net proceeds from sales of our preferred stock, and most recently, with $330.9 million of net proceeds from our IPO completed in August 2021. As of September 30, 2021, we had cash, cash equivalents and marketable securities of $666.3 million.

In August 2021, we completed our IPO pursuant to which we issued and sold 20,930,000 shares of our common stock, including 2,730,000 shares of common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received aggregate net proceeds from our IPO of approximately $330.9 million, after deducting underwriting discounts and commissions, but before deducting offering expenses payable by the Company, which were $3.4 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,	Period from June 3, 2020 (Inception) to September 30,
(in thousands)	2021	2020
Net cash used in operating activities	$(111,524)	$(1,143)
Net cash used in investing activities	(188,627)	—
Net cash provided by financing activities	663,432	49,720
Net increase in cash and cash equivalents	$363,281	$48,577

Operating Activities

During the nine months ended September 30, 2021, operating activities used $111.5 million of cash, primarily due to our net loss of $143.7 million, partially offset by non-cash stock-based compensation expense of $9.9 million and net cash provided by changes in our operating assets and liabilities of $21.7 million. Net cash provided by changes in our operating assets and liabilities consisted of a $8.9 million increase in accounts payable and a $30.1 million increase in accrued expenses, partially offset by a $11.3 million increase in prepaid expenses and other current assets and a $6.0 million increase in other non-current assets. The increases in accounts payable and accrued expenses were primarily due to amounts owed to vendors in connection with our research and development activities, including increased external costs associated with clinical trials and manufacturing, as well as increases in accrued employee bonuses. The increase in prepaid expenses and other current assets and other non-current assets was primarily due to prepayments for external research and development activities and prepayments for insurance premiums.

During the period from June 3, 2020 (inception) to September 30, 2020, operating activities used $1.1 million of cash, primarily due to our net loss of $48.1 million, offset by non-cash acquired IPR&D of $39.9 million and net cash provided by changes in our operating assets and liabilities of $7.0 million. Net cash provided by changes in our operating assets and liabilities consisted of a $5.2 million increase in accounts payable and a $1.9 million increase in accrued expenses. The increases in accounts payable and accrued expenses were primarily due to amounts owed to vendors in connection with our research and development activities, including increased external costs associated with clinical trials and manufacturing, as well as increases in accrued employee bonuses.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2021 consisted of $188.6 million in investment purchases.

We had no cash used in or provided by investing activities for the period from June 3, 2020 (inception) to September 30, 2020.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2021 consisted of $328.3 million from sales of our common stock and $335.2 million of net proceeds from the issuance of our Series C Preferred Stock in April 2021.

Net cash provided by financing activities from June 3, 2020 (inception) to September 30, 2020 consists of $49.7 million from the issuance of our Series A preferred stock in July 2020.

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

As of November 15, 2021, we believe that our existing cash, cash equivalents and marketable securities, including the net proceeds from our IPO, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations from those described in the Prospectus. For additional information, see Note 8 to our condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

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

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations and cash flows is disclosed in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Internal Control over Financial Reporting

We identified a material weakness in our internal control over financial reporting that existed as of September 30, 2021. See Item 4, Controls and Procedures. If we are unable to remediate this material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2021, we had cash, cash equivalents and marketable securities of $666.3 million, which consisted of cash, money market funds and marketable securities. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material impact on the fair value of our investment portfolio. As of September 30, 2021, we had no debt outstanding. Therefore, we are not exposed to interest rate risk with respect to debt.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2021.

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

Previously Reported Material Weakness

As disclosed in the section titled Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this Quarterly Report on Form 10-Q, we previously identified a material weakness in our internal control over financial reporting that continued to exist as of September 30, 2021.

We did not design and maintain effective controls over the completeness and accuracy of research and development expenses, prepaid expenses, accounts payable and accrued expenses related to our contract manufacturing agreements during interim financial reporting periods. This material weakness resulted in adjustments to research and development expenses for the three months ended March 31, 2021 and prepaid expenses, accounts payable and accrued expenses as of March 31, 2021, all of which were recorded prior to the issuance of our interim condensed consolidated financial statements. Additionally, this material weakness could result in misstatements of the aforementioned account balances or disclosures that would result in a material misstatement of our annual or interim condensed consolidated financial statements that would not be prevented or detected.

Remediation Plan

We have undertaken a plan and designed and implemented controls to remediate the material weakness during the third quarter of 2021, including strengthening and formalizing our documentation of policies and further evolving our accounting processes and post-closing review procedures related to the completeness and accuracy of research and development expenses, prepaid expenses, accounts payable and accrued expenses of our contract manufacturing agreements.

While we believe that these efforts have improved our internal control over financial reporting, additional time is needed to support the operating effectiveness of the newly implemented controls.

Changes in Internal Control over Financial Reporting

We have taken actions to remediate the material weaknesses relating to our internal control over financial reporting, as described above. As a result, there were changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
Because ADG20 and any future product candidates represent novel approaches to the prevention and treatment of disease, there are many uncertainties regarding the development, market acceptance, third-party reimbursement coverage and commercial potential of our product candidates.
•
There can be no assurance that the Public Health Emergency (or “PHE”) will continue to be in place for an extended period of time and that the product we are developing for COVID-19 would be granted an EUA by the FDA or similar authorization by regulatory authorities outside of the United States if we decide to apply for such an authorization. If we do not apply for such an authorization or, if we do apply and no authorization is granted or, once granted, it is terminated, we will be unable to sell our product in the near future and instead, will be required to pursue solely the traditional regulatory approval processes of the FDA and comparable foreign authorities, which are lengthy, time consuming and inherently unpredictable. If we are not able to obtain required regulatory approval for our product candidates, our business will be substantially harmed.
•
Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials. Our product candidates may not have favorable results in later clinical trials, if any, or receive regulatory approval.
•
Lack of awareness or negative public opinion of monoclonal antibody therapies and increased regulatory scrutiny of monoclonal antibody therapies to prevent or treat COVID-19 may adversely impact the development or commercial success of our current and future product candidates.
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
•
ADG20 and our other monoclonal antibody product candidates may face significant competition from vaccines, antiviral agents and other therapeutics for COVID-19 that are currently available or in development.
•
Local, national and/or employer vaccine mandates may impact enrollment and/or retention in our clinical trials for our product candidates.
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

Since our inception, we have incurred significant losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses were $60.4 million and $143.7 million for the three and nine months ended September 30, 2021, respectively, and $65.3 million for the period from June 3, 2020 (inception) to December 31, 2020. As of September 30, 2021, we had an accumulated deficit of $209.1 million. Since our inception, we have financed our operations with net proceeds of $464.7 million raised in our private placements of preferred stock, including the sale of our Series C preferred stock in April 2021, and approximately $327.5 million of net proceeds (after deducting underwriting discounts and offering expenses) from our initial public offering in August 2021. We have no products approved for commercialization and have never generated any revenue from product sales.

All of our product candidates are still in clinical and preclinical testing. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•
continue to conduct our ongoing clinical trials of ADG20, including advancement through late-stage global clinical trials, as well as initiate and complete additional clinical trials of future product candidates or current product candidates in new indications or patient populations;
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
•
manufacture material under current good manufacturing practices, or cGMP, for clinical trials and potential EUA and commercial sales at our contracted manufacturing facilities;
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

As of September 30, 2021, we had cash, cash equivalents and marketable securities of $666.3 million. As of November 15, 2021, we believe that our existing cash, cash equivalents and marketable securities, will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2023. This estimate is based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We plan to use our cash and cash equivalents to fund clinical development, manufacturing supply and initial commercialization costs for ADG20, and for working capital and other general corporate purposes, including development of additional programs in our pipeline. Our existing cash and cash equivalents may not be sufficient to fund any of our product candidates through regulatory approval. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates and changes in regulation. The timing and amount of our funding requirements will depend on many factors, including:

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

In our financial statements for the period from June 3, 2020 (inception) to December 31, 2020, we concluded that our recurring losses from operations and need for additional financing to fund future operations raise substantial doubt about our ability to continue as a going concern. Similarly, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements for the period from June 3, 2020 (inception) to December 31, 2020 with respect to this uncertainty. As of November 15, 2021, we believe that with our existing cash, cash equivalents and marketable securities, we are able to fund our expenses and capital expenditure requirements beyond twelve months from the issuance of these financial statements and into the first quarter of 2023. Our ability to continue as a going concern beyond this point will require us to obtain additional funding. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, limit, reduce or terminate our product development or future commercialization efforts of one or more of our product candidates, or may be forced to reduce or terminate our operations. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. In our own future required quarterly assessments, we may again conclude that there is substantial doubt about our ability to continue as a going concern, and future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there exists substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, if at all.

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

We currently have no products approved for commercial sale, and all of our product candidates are currently in clinical and preclinical development. In February 2021, we initiated a Phase 1 clinical trial evaluating ADG20, our lead monoclonal antibody product candidate. We have also advanced ADG20 into global pivotal trials for the prevention and treatment of COVID-19. We have initiated conduct of our first prospective, randomized, multi-center clinical trials, have not previously conducted any later stage or pivotal clinical trials, have limited experience in preparing, submitting and prosecuting regulatory filings and have not previously submitted a biologics license application, or BLA, for any product candidate.

Our ability to generate revenue from our product candidates, which may not occur for several years, if ever, will depend heavily on the successful development, regulatory approval or granting of EUA for the prevention and/or treatment of COVID-19, obtaining of manufacturing supply, capacity and expertise and eventual commercialization of our product candidates. In the absence of a public health emergency, we will not be able to receive an EUA. The success of ADG20 or any other product candidates that we develop or otherwise may acquire will depend on several factors, including:

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
•
the continuing need for therapies for the prevention and treatment of COVID-19, including due to the continuation of the pandemic, the development of SARS-CoV-2 into an endemic disease or the inability of other available therapies to address COVID-19;
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

Because ADG20 and any future product candidates represent novel approaches to the prevention and treatment of disease, there are many uncertainties regarding the development, market acceptance, third-party reimbursement coverage and commercial potential of our product candidates.

COVID-19 is a relatively new disease and the prevention and treatment of this disease is evolving. Another party may be successful in producing a more efficacious prophylaxis or treatment for COVID-19, which may make it more difficult for us to obtain funding or lead to decreased demand for our potential products. Many small and large companies are developing therapies for the prevention and/or treatment of COVID-19, including antibodies, vaccines, antivirals, and other products. Some of these are further along in the development and commercialization process than we are and several of these companies have access to larger pools of capital, including government funding, and broader infrastructure that may make them more successful at developing, manufacturing or commercializing their products globally for the prevention and/or treatment of COVID-19. The success or failure of other companies, or perceived success or failure, may negatively impact our ability to obtain future funding or to successfully commercialize our products for COVID-19 prevention and/or treatment.

To date no monoclonal antibody has been approved for prevention (pre- or post-exposure) or treatment of COVID-19. The FDA has issued EUAs for casirivimab/imdevimab and bamlanivimab/etesevimab for post-exposure prophylaxis of COVID-19 in individuals who are at high risk for disease progression and who are not fully vaccinated or not expected to mount an immune response to vaccine and who have been exposed to an individual with SARS-CoV-2. In addition, three monoclonal antibody products, casirivimab/imdevimab, bamlanivimab/etesevimab and sotrovimab, currently have an EUA from the FDA for the treatment of COVID-19 in patients at high risk of disease progression.

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

The success of our business depends in part upon our ability to develop engineered monoclonal antibodies that can broadly neutralize SARS-CoV-2, SARS-CoV and additional pre-emergent coronaviruses. We may fail to deliver monoclonal antibodies that are effective in the prevention or treatment of symptomatic COVID-19. Even if we are able to identify and develop such antibodies, we cannot ensure that such product candidates will achieve marketing approval to safely and effectively prevent or treat symptomatic COVID-19 or other future coronavirus diseases.

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

We may experience delays in conducting any clinical trials, and we do not know whether our clinical trials will begin on time, need to be redesigned, recruit and enroll patients on time or be completed on schedule, or at all. We may experience numerous unforeseen events before, during or after the conduct of our clinical trials that could delay or prevent our ability to complete such trials or receive marketing approval for or commercialize our product candidates, or that could significantly increase the cost of such trials, including:

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
•
inability to recruit and/or successfully contract with a sufficient number of clinical trial sites;
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
•
the number of patients required for clinical trials of our product candidates may be larger than we anticipate, especially if regulatory bodies require the completion of non-inferiority trials or the sample size needs to be increased based on the outcome rates observed during early trial conduct, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials at a higher rate than we anticipate;
•
the screen failure rate for clinical trials of our product candidates may be higher than we anticipate, requiring us to screen larger numbers of patients than originally planned;
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

We may seek an EUA for the prevention and/or treatment of COVID-19 from the FDA or similar authorization from regulatory authorities outside of the United States, such as conditional marketing authorization from the EMA. If we apply for an EUA and it is granted, an EUA will authorize us to market and sell our COVID-19 monoclonal antibody under certain conditions of authorization as long as the public health emergency exists. The FDA expects that companies that receive an EUA for COVID-19 antibodies will proceed to licensure of their products under a full BLA. The FDA may issue an EUA during a public health emergency if the agency determines that the potential benefits of a product outweigh the potential risks and if other regulatory criteria are met. There is no guarantee that we will apply for an EUA or other similar authorization or, if we do apply, that we will be able to obtain such authorization. If an EUA or other authorization is granted, we will rely on the FDA or other applicable regulatory authority policies and guidance governing products authorized in this manner in connection with the marketing and sale of our product. If these policies and guidance change unexpectedly and/or materially or if we misinterpret them, potential sales of our product could be adversely impacted. An EUA authorizing the marketing and sale of our product will terminate upon expiration of the public health emergency, which is a determination made by the Secretary of the Department of Health and Human Services, or HHS. The FDA may also terminate an EUA if safety issues or other concerns about our product arise or if we fail to comply with the conditions of authorization. If we apply for an EUA or similar authorization from regulatory authorities outside of the United States, the failure to obtain such authorization or the termination of such an authorization, if obtained, would adversely impact our ability to market and sell our COVID-19 antibody, which could adversely impact our business, financial condition and results of operations. The time required to obtain approval or other marketing authorizations by the FDA and comparable foreign authorities is unpredictable, and it typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, and the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate, and it is possible that we may never obtain regulatory approval for any product candidates we may seek to develop in the future. Neither we nor any current or future collaborator is permitted to market any drug product candidates in the United States until we receive regulatory approval of a BLA or EUA from the FDA, and we cannot market it in the European Union until we receive approval for a MAA from the EMA, or other required regulatory approval in other countries. To date, we have had discussions with the FDA and have received scientific advice from the Medicines and Healthcare products Regulatory Agency (or “MHRA”), the Swedish Medical Products Agency (or “MPA”), the Paul Ehrlich Institute (or “PEI”) and the European Medicines Agency (or “EMA”) regarding clinical development programs or regulatory approval for any product candidate within the United States, United Kingdom, Sweden, Germany and European Union, respectively. We have had no discussions with other comparable foreign authorities regarding clinical development programs or regulatory approval for any product candidate outside of these jurisdictions.

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
•
we may fail bioresearch monitoring (or “BIMO”), FDA inspection or comparable foreign regulatory authorities inspection;
•
we may fail an FDA or comparable foreign regulatory authorities' inspection of our third-party contract manufacturing or testing facilities for which we contract and test clinical and commercial supplies;
•
the FDA or comparable foreign regulatory authorities may find our contract manufacturing related activities (e.g. process validation, product characterization, product stability and expiry, and comparability establishment) insufficient for approval; and
•
the approval policies or regulations of the FDA or comparable foreign authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

We may fail to demonstrate with substantial evidence from adequate and well-controlled trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that our product candidates are safe and effective for their intended uses. In addition, the FDA or comparable foreign regulatory authorities may determine that antibody monotherapy products are not sufficient and that combination antibody therapies should become the standard of care.

If our product candidates are associated with undesirable effects in preclinical studies or clinical trials or have characteristics that are unexpected, we may decide or be required to perform additional preclinical studies or to halt or delay further clinical development of our product candidates or to limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial use for the product candidate, if approved. Some side effects may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from monoclonal antibody therapy targeting an exogenous target, as with our ADG20 product candidate, can be nonspecific.

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

Lack of awareness or negative public opinion of monoclonal antibody therapies and increased regulatory scrutiny of monoclonal antibody therapies to prevent or treat COVID-19 may adversely impact the development or commercial success of our current and future product candidates.

The clinical and commercial success of our monoclonal antibody therapies will depend in part on public acceptance of the use of monoclonal antibody therapies to prevent of treat COVID-19. To date, the FDA has not yet approved any monoclonal antibodies to prevent or treat COVID-19, although three products currently have EUA for the treatment of COVID-19 in patients at high risk of disease progression, including, casirivimab/imdevimab, bamlanvimab/etesevimab and sotrovimab. In addition, the FDA has issued an EUA for casirivimab/imdevimab and bamlamnivimab/etesevimab for post-exposure prophylaxis of COVID-19 in individuals who are at high risk for disease progression and who are not fully vaccinated or not expected to mount an immune response to vaccine and who have been exposed to an individual with SARS-CoV-2. However, any adverse public attitudes about the use of monoclonal antibody therapies may adversely impact our ability to enroll clinical trials. Moreover, our success will depend upon physicians prescribing, and their patients’ willingness to receive, treatments that involve the use of product candidates we may develop in lieu of, or in addition to, existing treatments with which they are already familiar and for which greater clinical data may be available.

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
•
local, national and/or employer COVID-19 vaccine mandates;
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

Because we have limited financial and management resources, we must focus on development programs and product candidates that we identify for specific indications. As such, we are currently primarily focused on the development of ADG20 for the prevention and treatment of symptomatic COVID-19. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications for these product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

The evolving and constantly changing impact of COVID-19, which was declared a global pandemic by the World Health Organization, or WHO, will directly affect the potential commercial prospects of our lead product candidate for the prevention and treatment of COVID-19. The severity of the global pandemic, the availability, administration and acceptance of vaccines, monoclonal antibodies, antiviral agents and other therapies, potential vaccine mandate policies, and the potential development of “herd immunity” by the global population will affect the design and enrollment of our clinical trials, the potential regulatory authorization or approval of our product candidates and the commercialization of our product candidates, if approved.

In addition, our business and operations may be more broadly adversely affected by the COVID-19 pandemic. The COVID-19 pandemic has resulted in travel and other restrictions in order to reduce the spread of the disease, including public health directives and orders in the United States and the European Union that, among other things and for various periods of time, directed individuals to shelter at their places of residence, directed businesses and governmental agencies to cease non-essential operations at physical locations, prohibited certain non-essential gatherings and events and ordered cessation of non-essential travel. Future remote work policies and similar government orders or other restrictions on the conduct of business operations related to the COVID-19 pandemic may negatively impact productivity and may disrupt our ongoing research and development activities and our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Further, such orders also may impact the availability or cost of materials, which would disrupt our supply chain and manufacturing efforts and could affect our ability to conduct ongoing and planned clinical trials and preparatory activities. Additionally, on September 9, 2021, President Biden issued an executive order obligating parties that contract with the federal government to require their employees to be fully vaccinated against COVID-19, with limited exceptions for certain accommodations, and announced a plan directing the Department of Labor’s Occupational Safety and Health Administration (“OSHA”) to issue an emergency temporary standard requiring all private employers with 100 or more workers to mandate COVID-19 vaccination or produce a weekly test for all employees. As a company with more than 100 employees, we would thus be required to mandate COVID-19 vaccination of our workforce or require our unvaccinated employees to be tested weekly. We or our suppliers may incur increased costs, labor disruptions or employee attrition as a result of these mandates. If we or other companies in our supply chain lose employees, it may be difficult in the current competitive labor market to find replacement employees, and this could have a material adverse effect on our business and results of operations.

To date, we have experienced some delays in our development activities as a result of the COVID-19 pandemic. In the future, we anticipate there could be additional or even significant disruptions, delays or uncertainties in our development activities as a result of the COVID-19 pandemic as the outbreak progresses and some of our CROs, CDMOs and other service providers continue to be impacted. In December 2020, shipment of ADG20 clinical supply by WuXi Biologics (Hong Kong) Limited, or WuXi, was delayed due to the introduction by the Chinese government of a new procedure for the approval of the export of products for the treatment of COVID-19. However, this type of delay is not anticipated to occur in the future, now that this export procedure has been implemented. In addition, we may experience related disruptions in the future that could severely impact our clinical trials, including:

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
•
uncertainty around patient enrollment rates due to unpredictable and variable regional rates of infection;
•
limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;
•
delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and
•
refusal of the FDA and other regulatory authorities to accept data from clinical trials in these affected geographies.

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

The global COVID-19 pandemic continues to rapidly evolve, particularly with regard to the rapid global spread of the Delta variant, as well as the regional emergence of the Mu and Lamba variants in South America and the Delta Plus variant in the United Kingdom. The extent to which the COVID-19 pandemic impacts our business and operations, including our clinical development and regulatory efforts, will depend on future developments that are highly uncertain and cannot be predicted with confidence as of the date of this Quarterly Report, such as the ultimate geographic spread of the disease, the duration of the outbreak, the duration and effect of business disruptions and the short-term effects and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole. However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects.

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

Multiple variants of the virus that causes COVID-19 have been documented in the United States and globally during this pandemic, including the highly transmissible Delta variant, as well as the regional emergence of the Mu and Lamba variants in South America and the Delta Plus variant in the United Kingdom. Although we have shown in pre-clinical studies that ADG20 has the potential to broadly neutralize SARS-CoV-2 and the predominantly circulating variants, new SARS-CoV-2 variants could be less impacted by ADG20 and its mechanism of action, or the results shown in pre-clinical studies may not be replicated in clinical studies. This would significantly and adversely affect our ability to obtain authorization or approval of and to commercialize ADG20.

We may develop ADG20 and future product candidates for use in combination with other therapies or third-party product candidates, which exposes us to additional regulatory risks.

We may develop ADG20 and future product candidates for use in combination with one or more currently authorized or approved therapies to prevent or treat COVID-19, or with therapies that may be authorized or approved in the future. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risk that the FDA, EMA or comparable foreign regulatory authorities could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. This could result in our own products being removed from the market or being less successful commercially. Combination antibody therapies appear to be favored by the FDA over monotherapy, and in the future the FDA, EMA and comparable foreign regulatory authorities may determine that monotherapy products should not be approved, eliminating our ability to commercialize ADG20 as a monotherapy treatment.

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

Since a significant proportion of the regulatory framework in the United Kingdom applicable to our business and our product candidates is derived from European Union directives and regulations, Brexit, following the Transition Period, could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom or the European Union. For example, as a result of the uncertainty surrounding Brexit, the EMA relocated to Amsterdam from London. Following the Transition Period, the United Kingdom will no longer be covered by the centralized procedures for obtaining European Union-wide marketing authorizations from the EMA and, unless a specific agreement is entered into, a separate process for authorization of drug products will be required in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom or the European Union and limit our ability to generate revenue and achieve and sustain profitability. In addition, we may be required to pay taxes or duties or be subjected to other hurdles in connection with the importation of our product candidates into the European Union, or we may incur expenses in establishing a manufacturing facility in the European Union in order to circumvent such hurdles. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom or the European Union for our product candidates, or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the United Kingdom. It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the European Union.

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

Our projections of the number of people who are candidates to receive COVID-19 preventatives and treatments are estimates based on our knowledge and understanding of these diseases. These estimates may prove to be incorrect and new studies may further reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States, the European Union and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our product candidates or patients may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects. Further, even if we obtain approval for our product candidates, the FDA or other regulators may limit their approved indications to more narrow uses or subpopulations within the populations for which we are targeting development of our product candidates.

A decline, or a widespread perception of a decline, in the spread or severity of the ongoing COVID-19 pandemic, including disease due to variants with relative or absolute resistance to other products, or an increase in available alternative therapies for or widespread immunity to COVID-19, could reduce the total addressable market for our lead product candidate for the prevention and treatment of COVID-19. Similarly, if new SARS-CoV-2 variants are less impacted by ADG20 and its mechanism of action than expected and such variants become more prevalent in the ongoing pandemic, the number of patients that we will be able to successfully treat with ADG20, if approved, will be decreased.

The total addressable market opportunity for our product candidates will ultimately depend upon a number of factors, including the diagnosis and treatment criteria included in the final label, if approved for sale in specified indications, acceptance by the medical community, patient access and product pricing and reimbursement. Incidence and prevalence estimates are frequently based on information and assumptions that are not exact and may not be appropriate, and the methodology is forward-looking and speculative. The process we have used in developing an estimated total addressable market range for the indications we are targeting has involved using a third party to model the future populations susceptible to and immune from SARS-CoV-2, based on assumptions such as vaccine adoption, efficacy, duration of effect, viral infectiousness and other factors we cannot control. Accordingly, these estimates included in this filing may turn out to be inaccurate. Further, the data and statistical information used in this Quarterly Report, and in our other filings with the SEC, including estimates derived from them, may differ from information and estimates made by our competitors or from current or future studies conducted by independent sources.

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

Many biotechnology and pharmaceutical companies are developing treatments for COVID-19 or vaccines against SARS-CoV-2, the virus that causes COVID-19. Many of these companies, which include large pharmaceutical companies, have greater resources for development and established commercialization capabilities. For example, the FDA has approved or granted EUA for several vaccines and therapeutics for the prevention or treatment of COVID-19 developed or marketed by other companies, many of which are large, established biotechnology and pharmaceutical companies. Many of these companies have also been successful in securing government funding to support research and development and/or manufacturing of their product candidates as well as government contracts to purchase their supply orders. Additional vaccines and therapeutics are in development by other pharmaceutical and biopharmaceutical companies. Given the products currently approved or authorized for use as well as those in development by others, any therapies we may develop could face significant competition. If any other company develops treatments more rapidly or effectively than we do, develops a treatment that becomes the standard of care, develops a treatment at a lower cost or is more successful at commercializing an approved therapeutic, we may not be able to successfully commercialize ADG20 for the prevention and treatment of symptomatic COVID-19, even if approved, or compete with other treatments or vaccines, which could adversely impact our business and operations.

Many of our existing or potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery, development and manufacture of product candidates, as well as in obtaining regulatory approvals of those product candidates in the United States and in foreign countries. Our current and potential future competitors may also have significantly more experience commercializing drugs, particularly monoclonal antibodies and other biological products, that have been approved for marketing. Furthermore, a number of our competitors have received government contracts to support research and development of their product candidates and supply orders. Mergers and acquisitions in the pharmaceutical and biotechnology industries could result in even more resources being concentrated among a small number of our competitors.

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
•
obtain required regulatory approvals;
•
obtain placement in COVID-19 prevention and treatment guidelines from organizations such as the CDC, WHO and the Infectious Diseases Society of America, or IDSA, and equivalent European guidelines;
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

We believe our success depends on obtaining and maintaining coverage and adequate reimbursement for our product candidates, including ADG20 for the prevention and treatment of COVID-19, and the extent to which patients will be willing to pay out-of-pocket for such products, in the absence of reimbursement for all or part of the cost. In the United States and in other countries, patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. The availability of coverage and adequacy of reimbursement for our products by third-party payors, including government healthcare programs (e.g., Medicare, Medicaid, TRICARE), managed care providers, private health insurers, health maintenance organizations, and other organizations is essential for most patients to be able to afford medical services and pharmaceutical products such as our product candidates. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a payor-by-payor basis. One payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage, and adequate reimbursement. The principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within HHS. CMS decides whether and to what extent products will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree.

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

Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that a procedure is safe, effective and medically necessary; appropriate for the specific patient; cost-effective; supported by peer-reviewed medical journals; included in clinical practice guidelines; and neither cosmetic, experimental nor investigational. Government entities, such as the CDC, the WHO and non-government professional societies, such as IDSA and ESCMID, may produce treatment and/or prevention guidelines for the prevention and treatment of COVID-19, including guidance regarding the use of monoclonal antibodies in these indications. If ADG20 fails to be added to these guidelines, or if it receives poor positioning within these guidelines, payors and other customers may be less inclined to add ADG20 to their formularies, significantly reducing demand for ADG20, if approved.

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

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our product candidates and technologies. Our success depends in large part on our ability to obtain and maintain patent and other intellectual property protection in the United States and in other countries with respect to our proprietary technology and product candidates. The risks associated with patent rights generally apply to patent rights that we in-license now or in the future, as well as patent rights that we may own now or in the future. We currently own one allowed U.S. patent application with claims directed to ADG20, which is projected to issue within the next few months. In addition, although we own a number of pending patent applications, we may not be successful in prosecuting our filed patent applications to obtain issuance of additional patents. Accordingly, there can be no assurance that we will be able to obtain patent protection for our product candidates. Our pending Patent Cooperation Treaty, or PCT patent applications, are not eligible to become issued patents until, among other things, we file a national stage patent application within 30 months in the countries in which we seek patent protection. Furthermore, our pending U.S. provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional U.S. patent application within one year of filing of the U.S. provisional patent application with the United States Patent and Trademark Office, or the USPTO. If we do not timely file any national stage patent applications or non-provisional U.S. patent applications, we may lose our priority date with respect to our PCT and provisional U.S. patent applications, and any patent protection on the inventions disclosed in such patent applications. We can provide no assurance that any of our current or future patent applications will result in issued patents or that any issued patents will provide us with any competitive advantage. In addition, the coverage claimed in any such patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Failure to obtain and maintain such issued patents could have a material adverse effect on our ability to develop and commercialize our product candidates.

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

Our executive officers, directors, five percent stockholders and their affiliates beneficially own approximately 70.2% of our common stock as of November 8, 2021. Therefore, these stockholders, and in particular, our largest stockholder, Adimab, will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

Adimab owns a significant percentage of our common stock, will be able to exert significant influence over matters subject to stockholder approval and may have interests that conflict with those of our other stockholders.

Adimab is currently our largest stockholder and beneficially owns approximately 25.0% of the voting power of our outstanding common stock as of November 8, 2021 on an as-converted basis. As such, Adimab has the ability to substantially influence us through this ownership position. For example, Adimab, acting together with a small number of our other large stockholders, will be able to control elections of directors, amendments of our organizational documents or approval of any merger, amalgamation, sale of assets or other major corporate transaction. Any transferees or successors of all or a significant portion of Adimab’s ownership in us will be able to exert a similar amount of influence over us through their ownership position.

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

We identified a material weakness in our internal control over financial reporting that was identified during our March 31, 2021 review. The material weakness continued to exist as of September 30, 2021. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim condensed consolidated financial statements will not be prevented or detected on a timely basis.

We did not design and maintain effective controls over the completeness and accuracy of research and development expenses, prepaid expenses, accounts payable and accrued expenses related to our contract manufacturing agreements during interim financial reporting periods. This material weakness resulted in adjustments to research and development expenses for the three months ended March 31, 2021 and prepaid expenses, accounts payable and accrued expenses as of March 31, 2021, all of which were recorded prior to the issuance of our interim condensed consolidated financial statements. Additionally, this material weakness could result in misstatements of the aforementioned account balances or disclosures that would result in a material misstatement of our annual or interim condensed consolidated financial statements that would not be prevented or detected.

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

As of November 8, 2021, we had outstanding 111,251,660 shares of common stock. Of these shares, 20,930,000 shares sold in our initial public offering are freely tradable and substantially all of the additional shares of common stock will be available for sale in the public market on February 1, 2022, which is 180 days after the date of the prospectus for our initial public offering following the expiration of lock-up agreements between some of our stockholders and the underwriters. Morgan Stanley & Co. LLC and Jefferies LLC may release these stockholders from their lock-up agreements with the underwriters at any time and without notice, which would allow for earlier sales of shares in the public market.

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

Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates beneficially own 70.2% of our outstanding common stock as of November 8, 2021. As a result, these persons, acting together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions.

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

The initial public offering closed on August 10, 2021. The aggregate net proceeds received by the Company from the IPO were approximately $330.9 million, after deducting underwriting discounts and commissions of $24.9 million, but before deducting offering expenses payable by the Company, which were $3.4 million. In connection with our initial public offering, no payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates or to our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on August 6, 2021.

Upon the closing of the IPO, all shares of the Company’s convertible preferred stock then outstanding converted into 84,722,420 shares of common stock (see Note 10).

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

10.1¥*	Form of Executive Officer Employment Agreement.
10.2†*	Amended and Restated Commercial Manufacturing Services Agreement by and between the Registrant and WuXi Biologics (Hong Kong) Limited, dated August 12, 2021.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

¥	Indicate management contract or compensatory plan.
†	Certain portions of this exhibit (indicated by asterisks) have been omitted because they are not material and are the type that the Registrant treats as private or confidential.
*	Filed herewith.
+

Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Adagio Therapeutics, Inc.

Date: November 15, 2021	By:	/s/ Tillman U. Gerngross, Ph.D
Tillman U. Gerngross, Ph.D.
Co-Founder, Chief Executive Officer, Director
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Jane Pritchett Henderson
Jane Pritchett Henderson
Chief Financial Officer
(Principal Financial Officer)