Form 10-K/A
period 2021-12-31
Adagio Therapeutics, Inc.
filed 2022-04-29
CIK 1832038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM

TO

Commission file number:
001-40703

Adagio Therapeutics, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-1403134
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1601 Trapelo Road, Suite 178 Waltham, MA	02451
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (781)
819-0080
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	ADGI	The Nasdaq Global Market
Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act):    Yes  ☐    No  ☒
The Registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and therefore cannot calculate the aggregate market value of the voting and non-voting
common equity held by
non-affiliates
as of such date.
The number of shares of the Registrant’s Common Stock outstanding as of March 24, 2022 was 109,675,173.
DOCUMENTS INCORPORATED BY REFERENCE
None.

ADAGIO THERAPEUTICS, INC.

Explanatory Note
Adagio Therapeutics, Inc. is filing this Amendment No. 1 (“Amendment No. 1”) on Form
10-K/A
to amend its Annual Report on Form
10-K
for the fiscal year ended December 31, 2021, originally filed with the Securities and Exchange Commission (the “Commission”) on March 31, 2022 (the “Original Filing”).
The sole purpose of this Amendment No. 1 is to include the information required by Part III of Form
10-K.
This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to the Annual Report on Form
10-K.
Accordingly, this Amendment No. 1 hereby amends and restates Part III of the Original Filing as set forth below. In addition, as required by Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 hereby amends and restates Part IV, Item 15 of the Original Filing, adding as exhibits currently dated certifications of the principal executive officer and the principal financial officer.
Except as described above or as otherwise expressly provided by the terms of this Amendment No. 1, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing.
As used in this Amendment No. 1, unless the context otherwise requires, the terms “Adagio,” “we,” “us,” “our,” and the “Company” refer to Adagio Therapeutics, Inc., a Delaware corporation.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
I
NFORMATION
C
ONCERNING
D
IRECTORS
Set forth below is background information, and their respective ages as of April 1, 2022, for each director, as well as information regarding additional experience, qualifications, attributes or skills that led the board of directors of the Company, or the Board, to conclude that such director should serve on the Board.
Tomas Heyman
, age 66
Tomas Heyman has served as a member of our Board since June 2021. Mr. Heyman currently serves as Interim Chief Executive Officer of Interlaken Therapeutics, Inc. a biotechnology company. Mr. Heyman previously served as the President of Johnson & Johnson’s Corporate Venture Capital Group, the venture capital arm of Johnson & Johnson, a pharmaceutical company, from April 2015 to September 2019 and as the Global Head of Business Development for Johnson & Johnson’s Pharmaceutical Group from March 1992 to March 2015. In addition, Mr. Heyman previously served as Chief Executive Officer of Janssen Pharmaceuticals, a pharmaceutical company, from November 2008 to November 2016. Mr. Heyman has served as a director of OptiNose, Inc., a specialty pharmaceutical company, since December 2020 and a director of Akero Therapeutics, Inc., a biotechnology company, since June 2020. Mr. Heyman earned his Master of Laws from Katholieke Universiteit Leuven. We believe Mr. Heyman is qualified to serve as a member of our Board because of his expertise in the biotechnology industry through his career in venture capital.
Ellen R. Marram, M.B.A.
, age 75
Ellen R. Marram has served as a member of our Board since November 2021. Ms. Marram has served as the President of The Barnegat Group LLC, a firm that provides business advisory services, since 2006 and is a Senior Managing Director at Brock Capital Group LLC, an investment bank. Ms. Marram previously served as the Managing Director of North Castle Partners, LLC, a private equity firm, from 2000 through 2005, President and Chief Executive Officer of Tropicana Beverage Group, a multi-national beverage company, from 1997 through 1998, Group President of Tropicana Beverage Group from 1993 through 1997, and President and Chief Executive Officer of the Nabisco Biscuit Company, a snack food and consumer products company, from 1988 through 1993. Ms. Marram served as a director of Ford Motor Company, an automotive manufacturer, from 1988 to May 2019, a director of Eli Lilly and Company, a pharmaceutical company, from 2002 to May 2019 and a director of The New York Times Company, a news and social media company, from 1998 to April 2017. Ms. Marram received a M.B.A. from Harvard Business School and a B.A. from Wellesley College. We believe Ms. Marram is qualified to serve as a member of our Board because of her extensive management experience and marketing expertise in managing well-known consumer brands and experience in advising companies across a variety of industries, including pharmaceutical companies.
Howard Mayer, M.D.
, age 59
Howard Mayer has served as a member of our Board since August 2020. In addition, Dr. Mayer has served on the board of directors of Entasis Therapeutics Holdings Inc., a biotechnology company, since August 2019 and previously served on the board of directors of Genocea Biosciences, Inc., a bioscience company, from March 2017 to August 2020. Dr. Mayer has served as the Executive Vice President, Head of Research and Development for Ipsen Biopharmaceuticals, Inc., or Ipsen, a global biopharmaceutical leader, since December 2019. Prior to joining Ipsen, Dr. Mayer served as the

Senior Vice President, Chief Medical Officer and Global Head of Research & Development, Neuroscience Division at Shire Pharmaceuticals, Inc., or Shire, a pharmaceutical company, from April 2018 to November 2019 until it was acquired by Takeda Pharmaceutical Company in 2019. Prior to that position, Dr. Mayer served as a Senior Vice President and Head of Global Research and Development at Shire from August 2017 to January 2018, and as a Senior Vice President and Head of Global Clinical Development at Shire from August 2013 to August 2017. Dr. Mayer received a B.A. from the University of Pennsylvania and an M.D. from Albert Einstein College of Medicine. We believe that Dr. Mayer is qualified to serve as a member of our Board because of his extensive experience in the biopharmaceutical industry and his scientific background.
Terrance McGuire
, age 66
Terrance McGuire has served as a member of our Board since October 2020. Mr. McGuire is a founding partner of Polaris Partners, an investment firm, which he co-founded
in 1996. Mr. McGuire serves on the board of directors of several private companies and has served on the board of directors of Alector, Inc., a biopharmaceutical company, since 2013, Seer, Inc., a proteomics company, since December 2017 and Cyclerion Therapeutics, Inc., a clinical-stage biopharmaceutical company, since April 2019. In addition, Mr. McGuire previously served on the board of directors of Pulmatrix, Inc., a pharmaceutical company, from 2016 to September 2019, Ironwood Pharmaceuticals, Inc., a pharmaceutical company, from 1998 to April 2019, Arsanis, Inc., a clinical-stage biopharmaceutical company, from 2011 to March 2019, and Acceleron Pharma Inc., a clinical stage biopharmaceutical company, from 2005 to November 2017. Mr. McGuire is the former chairman of the National Venture Capital Association, which represents ninety percent of the venture capitalists in the U.S., former chairman of the board of the Thayer School of Engineering at Dartmouth College, and a member of the board of directors of The Arthur Rock Center for Entrepreneurship at Harvard Business School, The Healthcare Initiative Board at Harvard Business School, and The Scientific Advisory Board at Brigham Research Institute. Mr. McGuire received a B.S. in physics and economics from Hobart College, an M.S. in Engineering from the Thayer School at Dartmouth College and an M.B.A. from Harvard Business School. We believe Mr. McGuire is qualified to serve as a member of our Board because of his extensive experience as a venture capitalist focused on the biotechnology industry, as well as many years of experience as a director of biotechnology companies guiding them in the execution of their corporate strategy and objectives.
Redonda Miller, M.D., M.B.A.
, age 55
Redonda Miller has served as a member of our Board since November 2021. Dr. Miller has served as the president of The Johns Hopkins Hospital since July 2016 and as an associate professor in the Department of Medicine at The Johns Hopkins University, a research university, since May 2006. Dr. Miller received a M.D. from The Johns Hopkins University School of Medicine, a M.B.A. from The Johns Hopkins University and a B.S. from The Ohio State University. We believe Dr. Miller is qualified to serve as a member of our Board because of her expertise in medicine and health care administration.
Ajay Royan
, age 42
Ajay Royan has served as a member of our Board since October 2020. Mr. Royan has served as Managing General Partner and Founder of Mithril Capital Management LLC, a venture capital firm investing in technology companies, since June 2012 and on the board of directors of several private companies in which Mithril Capital Management LLC or its affiliates have invested. Mr. Royan serves on the Science Advisory Board of the Oak Ridge National Laboratory, the board of directors of Fulbright Canada, and the Presidents’ Circle of the National Academies of Science, Engineering, and Medicine. Mr. Royan received a B.A. from Yale University. We believe Mr. Royan is qualified to serve as a member of our Board because of his expertise in the technology industry through his career in venture capital and his experience as a director of several technology companies.

René Russo, Pharm.D.
, age 47
René Russo is our
co-founder
and has served as the chair of our Board since October 2020. Dr. Russo is an accomplished biotechnology CEO with over 20 years of experience leading R&D and commercialization in the biopharmaceutical industry. As an executive leader, Dr. Russo has been responsible for early preclinical research through all phases of clinical development, registration, and commercialization of many successful therapies in the U.S. and E.U. Dr. Russo has served as the Chief Executive Officer and a director of Xilio Therapeutics, Inc., an immuno-oncology, or IO, company focused on the development of tumor-selective, potent IO therapeutics, since May 2019 and as President since May 2021. Prior to her position at Xilio, Dr. Russo served as President and Chief Executive Officer of Arsanis, Inc., a biopharmaceutical company developing monoclonal antibodies to prevent and treat serious infectious diseases, which merged with X4 Pharmaceuticals, Inc. in 2018, from May 2016 to November 2018, and as its Chief Development Officer from July 2015 to May 2016. Prior to Arsanis, Dr. Russo spent 12 years at Cubist Pharmaceuticals, Inc., or Cubist, a leading global anti-infective company acquired by Merck & Co., Inc. for $9.6 billion. At Cubist, she contributed to the successful launch and commercialization of Cubicin (reaching over $1 billion in sales annually worldwide) and played a key role in the successful integration of two public companies, Optimer Pharmaceuticals Inc. and Trius Therapeutics, Inc. Prior to Cubist, Dr. Russo held R&D roles at Bristol-Myers Squibb Company, contributing to the successful development and global commercialization of several therapies, including Reyataz and Baraclude. In addition, Dr. Russo has served as a director of Celsius Therapeutics, Inc., a privately held biopharmaceutical company, since May 2020 and previously served as a director of X4 Pharmaceuticals, Inc., a biopharmaceutical company, from March 2019 to November 2021. Dr. Russo also serves as a director of Life Science Cares. Dr. Russo received a B.S. in Pharmacy and a Pharm.D. from Rutgers University and completed a post- doctoral fellowship in infectious diseases with Bristol-Myers Squibb Company. We believe Dr. Russo is qualified to serve as a member of our Board because of her experience as an executive at public and private pharmaceutical companies and her expertise in clinical development and commercialization of therapeutics.
Anand Shah, M.D.
, age 42
Anand Shah has served as a member of our Board since June 2021. Dr. Shah has served as Operating Advisor at Clayton Dubilier & Rice, a global private equity manager, since January 2022. Previously, Dr. Shah served as a senior advisor to Morgan Stanley from January 2021 to January 2022. Dr. Shah served as the Deputy Commissioner for Medical and Scientific Affairs at the U.S. Food and Drug Administration from January 2020 to January 2021. He served as Chief Medical Officer of the Center for Medicare and Medicaid Innovation from October 2017 to January 2019 and Senior Medical Advisor from January 2019 to January 2020, both at the Centers for Medicare and Medicaid Services. Dr. Shah has served as an Adjunct Senior Fellow at the Leonard David Institute of Health Economics at the University of Pennsylvania since March 2022 and previously served in the same position from March 2017 to January 2020. Dr. Shah received an M.D. from the University of Pennsylvania, an M.P.H. in Health Care Management and Policy from the Harvard School of Public Health and a B.S. in Economics from Duke University. We believe Dr. Shah is qualified to serve as a member of our Board because of his expertise in health policy, the biotechnology field and bringing new technologies to market.
Michael Wyzga
, age 67
Michael Wyzga has served as a member of our Board since July 2021. Mr. Wyzga has served as the President of MSW Consulting, Inc. since November 2013. Mr. Wyzga has served as a member and chair of the board of directors for GenSight Biologics S.A., a clinical-stage gene therapy company, since July

2015 and for X4 Pharmaceuticals, Inc., a biopharmaceutical company, since July 2018, as a member and deputy chair of the board of Mereo BioPharma Group plc, a clinical-stage biopharmaceutical company, since April 2019, and as a member of the board and chair of the audit committee for LogicBio Therapeutics, Inc., a clinical-stage genetic medicine company, since December 2018. Mr. Wyzga previously served as a director and chair of the audit and finance committee for Exact Sciences Corp., a provider of cancer screening and diagnostic tests, from February 2015 to June 2021 and as a member of the board of directors of OncoMed Pharmaceuticals, Inc., a biotechnology company, from October 2013 to April 2019. Mr. Wyzga received a M.B.A. from Providence College and a B.S. from Suffolk University. We believe Mr. Wyzga is qualified to serve as a member of our Board because of his experience in the biotechnology space and his financial experience.
B
OARD
D
IVERSITY
The Board Diversity Matrix below provides the diversity statistics for our Board.

Board Diversity Matrix (As of April 29, 2022)
Total Number of Directors	#
	Female	Male	Non- Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	2	4	—	3
Part II: Demographic Background
African American or Black	—	—	—	—
Alaskan Native or Native American	—	—	—	—
Asian	—	1	—	—
Hispanic or Latinx	—	—	—	—
Native Hawaiian or Pacific Islander	—	—	—	—
White	2	3	—	—
Two or More Races or Ethnicities	—	—	—	—
LGBTQ+	—
Did Not Disclose Demographic Background	3
B
OARD
L
EADERSHIP
S
TRUCTURE
The Board has an independent chair, Dr. Russo, who has authority, among other things, to develop and approve an appropriate Board meeting schedule and meeting agendas in consultation with the Chief Executive Officer, convene, moderate and develop the agendas for meetings of the independent members of the Board, and preside over Board meetings when the Chief Executive Officer is not present or when Board or Chief Executive Officer performance or compensation is discussed. Accordingly, the Board Chair has substantial ability to shape the work of the Board. The Company believes that separation of the positions of Board Chair and Chief Executive Officer reinforces the independence of the Board in its oversight of the business and affairs of the Company. In addition, the Company believes that having an independent Board Chair creates an environment that is more conducive to objective evaluation and oversight of management’s performance, increasing management accountability and improving the ability of the Board to monitor whether management’s actions are in the best interests of the Company and its stockholders. As a result, the Company believes that having an independent Board Chair can enhance the effectiveness of the Board as a whole.

R
OLE
OF
THE
B
OARD
IN
R
ISK
O
VERSIGHT
One of the Board’s key functions is informed oversight of the Company’s risk management process. The Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through various Board standing committees that address risks inherent in their respective areas of oversight. In particular, our Board is responsible for monitoring and assessing strategic risk exposure, including a determination of the nature and level of risk appropriate for the Company and ways to address those risks.
Our Audit Committee has the responsibility to review and discuss with management and our independent registered public accounting firm, as appropriate, the Company’s guidelines and policies with respect to financial risk management and financial risk assessment, including the Company’s major financial risk exposures and the steps our management has taken to monitor and control these exposures. The Audit Committee also monitors compliance with legal and regulatory requirements, in addition to oversight of the performance of our internal audit function. Audit Committee responsibilities also include oversight of management risks relating to data privacy, technology and information security, including cyber security and back-up
of information systems, and the steps the Company has taken to monitor and control such exposures. Our Nominating and Corporate Governance Committee monitors the effectiveness of our corporate governance guidelines, including whether they are successful in preventing illegal or improper liability-creating conduct. The committee also oversees and reviews with management the Company’s major legal compliance risk exposures and the steps management has taken to monitor or mitigate such exposures, including the Company’s procedures and any related policies with respect to risk assessment and risk management. Our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking. Both the Board as a whole and the various standing committees receive periodic reports regarding material enterprise risks, as well as incidental reports as matters may arise.
M
EETINGS
OF
THE
B
OARD
AND
A
NNUAL
M
EETING
A
TTENDANCE
The Board met 14 times during the last fiscal year. Each Board member attended 75% or more of the aggregate number of meetings of the Board and of the committees on which he or she served, held during the portion of the last fiscal year for which he or she was a director or committee member. It is the Company’s policy to invite directors to attend the Annual Meeting. As a private company, Adagio did not hold an annual meeting of stockholders in 2021.

I
NFORMATION
R
EGARDING
C
OMMITTEES
OF
THE
B
OARD
The Board has three committees: an Audit Committee, a Compensation Committee and a Nominating and
Corporate Governance Committee. The following table provides membership and meeting information for the last fiscal year for each of the Board committees:

Name (1)	Audit		Compensation		Nominating and Corporate Governance
Tom Heyman	X				X	*
Ellen R. Marram, M.B.A.					X
Howard Mayer, M.D. (2)			X	*
Terrance McGuire (3)
Redonda Miller, M.D., M.B.A.			X
Ajay Royan
René Russo, Pharm.D. (4)	X
Anand Shah, M.D. (5)					X
Michael Wyzga	X	*	X

Total meetings in fiscal year 2021	4		5		1
* Committee Chairperson

(1)
Marc Elia, a former member of our Board during the last fiscal year, did not serve on any committees and resigned from the Board on April 16, 2021. Philip Chase, a former member of our Board of during the last fiscal year, served on the Compensation Committee. Mr. Chase resigned from the Compensation Committee on May 27, 2021 and from the Board on July 16, 2021.

(2)
Dr. Mayer resigned from the Nominating and Corporate Governance Committee on November 19, 2021 in connection with Ms. Marram’s appointment to the Board and the Nominating and Corporate Governance Committee.

(3)
Mr. McGuire resigned from each of the Audit Committee and the Compensation Committee prior to the public filing with the Commission of the Company’s registration statement on Form
S-1
related to our initial public offering.

(4)	Dr. Russo resigned from the Compensation Committee prior to the public filing with the Commission of the Company’s registration statement on Form S-1 related to our initial public offering.
(5)	Dr. Shah resigned from the Compensation Committee on November 19, 2021 in connection with Dr. Miller’s appointment to the Board and the Compensation Committee.
Below is a description of each committee of the Board.
Each of the committees has authority to engage legal counsel or other experts or consultants, as it deems appropriate to carry out its responsibilities. The Board has previously determined that each member of each committee meets the applicable Nasdaq rules and regulations regarding “independence” and each member is free of any relationship that would impair his or her individual exercise of independent judgment with regard to the Company.
Audit Committee
The Audit Committee was established by the Board in accordance with Section 3(a)(58)(A) of the Exchange Act, to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. For this purpose, the Audit Committee performs several functions. The principal duties and responsibilities of our Audit Committee include, among other things:

•	evaluate the performance and assesses the independence and qualifications of the independent auditors;

•	determine and approve the engagement of the independent auditors;

•	determine whether to retain or terminate the existing independent auditors or to appoint and engage new independent auditors;

•	review and approve the retention of the independent auditors to perform any proposed permissible non-audit services;

•	monitor the rotation of partners of the independent auditors on the Company’s audit engagement team as required by law;

•	confer with management and the independent auditors regarding the effectiveness of internal control over financial reporting;

•
establish procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and

•
meet to review the Company’s annual audited financial statements and quarterly financial statements with management and the independent auditor, including a review of the Company’s disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and to recommend whether such financial statements should be included in our Annual Report on Form
10-K
and Annual Report on
10-Q,
as applicable.

The Audit Committee is composed of three directors: Tomas Heyman, René Russo, Pharm.D., and Michael Wyzga. The Audit Committee met four times during the last fiscal year. The Board has adopted a written Audit Committee charter that is available on the Company’s website at https://investors.adagiotx.com/.
The Board reviews the Nasdaq listing standards definition of independence for Audit Committee members on an annual basis and has determined that all members of the Company’s Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2)(A)(i) and (ii) of the Nasdaq listing standards).
The Board has also determined that Mr. Wyzga qualifies as an “audit committee financial expert,” as defined in applicable Commission rules. The Board made a qualitative assessment of Mr. Wyzga’s level of knowledge and experience based on a number of factors, including his formal education and his experience as a chief executive officer, chief financial officer and member of the audit committee of the boards of directors of other public companies.
Compensation Committee
The Compensation Committee is composed of three directors: Howard Mayer, M.D., Redonda Miller, M.D., M.B.A., and Michael Wyzga. All members of the Company’s Compensation Committee are independent (as independence is currently defined in Rule 5605(d)(2) of the Nasdaq listing standards). The Compensation Committee met five times during the last fiscal year. The Board has adopted a written Compensation Committee charter that is available on the Company’s website at https://investors.adagiotx.com/.
The Compensation Committee acts on behalf of the Board to review, adopt (or recommend to the Board for adoption) and oversee the Company’s compensation strategy, policies, plans and programs, including:

•
review and approval (or review and recommendation to the Board for approval) of corporate and individual performance objectives relevant to the compensation of the Company’s executive officers and other senior management and evaluation of performance in light of these stated objectives;

•
review and approval (or review and recommendation to the Board for approval) of the compensation and other terms of employment or service, including severance and change-in-control
arrangements, of the Company’s executive officers and other senior management;

•
administration of the Company’s equity compensation plans and any other similar plans and programs that the Compensation Committee may evaluate and approve from time to time, such as pension and profit-sharing plans or deferred compensation plans; and

•	review and recommend to the Board the type and amount of compensation to be paid or awarded to non-employee directors.

Compensation Committee Processes and Procedures
Typically, the Compensation Committee meets quarterly and with greater frequency if necessary. The agenda for each meeting is usually developed by the Chair of the Compensation Committee, in consultation with the Chief Executive Officer and Pearl Meyer, the compensation consultant engaged by the Compensation Committee. The Compensation Committee meets regularly in executive session. However, from time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the Compensation Committee to make presentations, to provide financial or other background information or advice or to otherwise participate in Compensation Committee meetings. The Chief Executive Officer may not participate in, or be present during, any deliberations or determinations of the Compensation Committee regarding his compensation or individual performance objectives. The charter of the Compensation Committee grants the Compensation Committee full access to all books, records, facilities and personnel of the Company. In addition, under its charter, the Compensation Committee has the authority to obtain, at the expense of the Company, advice and assistance from compensation consultants and internal and external legal, accounting or other advisors and consultants that the Compensation Committee considers necessary or appropriate in the performance of its duties. The Compensation Committee has direct responsibility for the oversight of the work of any consultants or advisers engaged for the purpose of advising the Committee. In particular, the Compensation Committee has the sole authority to retain, in its sole discretion, compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms. Under the charter, the Compensation Committee may select, or receive advice from, a compensation consultant, legal counsel or other adviser to the Compensation Committee, other than in-house
legal counsel and certain other types of advisers, only after taking into consideration six factors, prescribed by the Commission and Nasdaq, that bear upon the adviser’s independence; however, there is no requirement that any adviser be independent.
During the last fiscal year, after taking into consideration the six factors prescribed by the Commission and Nasdaq described above, the Compensation Committee engaged Pearl Meyer as compensation consultants. The Compensation Committee identified Pearl Meyer based on Pearl Meyer’s general reputation in the industry. The Compensation Committee requested that Pearl Meyer:

•	evaluate the efficacy of the Company’s existing compensation strategy and practices in supporting and reinforcing the Company’s long-term strategic goals; and

•	assist in refining the Company’s compensation strategy and in developing and implementing an executive compensation program to execute that strategy.

As part of its engagement, Pearl Meyer was requested by the Compensation Committee to develop a comparative group of companies and to perform analyses of competitive performance and compensation levels for that group. At the request of the Compensation Committee, Pearl Meyer also conducted individual interviews with members of the Compensation Committee and senior management and other employees identified by the Committee to learn more about the Company’s business operations and strategy, key performance metrics and strategic goals, as well as the labor markets in which the Company competes. Pearl Meyer ultimately developed recommendations that were presented to the Compensation Committee for its consideration. Following an active dialogue with Pearl Meyer and resulting modifications, the Compensation Committee approved the modified recommendations of Pearl Meyer. Under its charter, the Compensation Committee may form, and delegate authority to, subcommittees as appropriate. In fiscal year 2021, at the recommendation of the Compensation Committee, the Board delegated authority under the Company’s 2021 Equity Incentive Plan to our Chief Executive Officer to grant options to employees who are not executive officers, subject to limitations approved by the Compensation Committee. The purpose of this delegation of authority is to enhance the flexibility of option administration within the Company and to facilitate the timely grant of options to non-management
employees, particularly new employees, within specified limits recommended by the Compensation Committee and approved by the Board. In particular, the Chief Executive Officer may not grant options to acquire more than an aggregate of 7,000,000 shares per year, and individually in accordance with minimum and maximum limits for each employee’s classification set forth in the Company’s non-executive
employee equity grant guidelines. During fiscal year 2021, the Chief Executive Officer exercised his authority to grant options to purchase an aggregate of 832,200 shares to non-officer
employees.
Other than in connection with our initial public offering during the last fiscal year, the Compensation Committee makes most of the significant adjustments to annual compensation, determines bonus and equity awards and establishes new performance objectives at one or more meetings held during the first quarter of the year. However, the Compensation Committee also considers matters related to individual compensation, such as compensation for new executive hires, as well as high-level strategic issues, such as the efficacy of the Company’s compensation strategy, potential modifications to that strategy and new trends, plans or approaches to compensation, at various meetings throughout the year. Generally, the Compensation Committee’s process comprises two related elements: the determination of compensation levels and the establishment of performance objectives for the current year. For executives other than the Chief Executive Officer, the Compensation Committee solicits and considers evaluations and recommendations submitted to the Compensation Committee by the Chief Executive Officer. In the case of the Chief Executive Officer, the evaluation of his performance is conducted by the Compensation Committee, which determines any adjustments to his compensation as well as awards to be granted. For all executives and directors as part of its deliberations, the Compensation Committee may review and consider, as appropriate, materials such as financial reports and projections, operational data, tax and accounting information, tally sheets that set forth the total compensation that may become payable to executives in various hypothetical scenarios, executive and director stock ownership information, company stock performance data, analyses of historical executive compensation levels and current Company-wide compensation levels and recommendations of the Compensation Committee’s compensation consultant, including analyses of executive and director compensation paid at other companies identified by the consultant.

Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee is responsible for identifying, reviewing and evaluating candidates to serve as directors of the Company (consistent with criteria approved by the Board), reviewing and evaluating incumbent directors, recommending to the Board for selection candidates for election to the Board, making recommendations to the Board regarding the membership of the committees of the Board, assessing the performance of the Board, and developing a set of corporate governance guidelines and principles for the Company.
The Nominating and Corporate Governance Committee is composed of three directors: Tomas Heyman, Ellen R. Marram, M.B.A., and Anand Shah, M.D. All members of the Nominating and Corporate Governance Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the Nasdaq listing standards). The Nominating and Corporate Governance Committee met one time during the last fiscal year. The Board has adopted a written Nominating and Corporate Governance Committee charter that is available on the Company’s website at https://investors.adagiotx.com/.
Consistent with the criteria for director qualifications set by the Board, the Nominating and Corporate Governance Committee believes that candidates for director should have certain minimum qualifications, including the ability to read and understand basic financial statements, being over 21 years of age and having the highest personal integrity and ethics. The Nominating and Corporate Governance Committee also intends to consider such factors as possessing relevant expertise upon which to be able to offer advice and guidance to management, having sufficient time to devote to the affairs of the Company, demonstrated excellence in his or her field, having the ability to exercise sound business judgment and having the commitment to rigorously represent the long-term interests of the Company’s stockholders. However, the Nominating and Corporate Governance Committee retains the right to modify these qualifications from time to time. Candidates for director nominees are reviewed in the context of the current composition of the Board, the operating requirements of the Company and the long-term interests of stockholders. In conducting this assessment, the Nominating and Corporate Governance Committee typically considers diversity (including gender, racial and ethnic diversity and sexual orientation), age, skills and such other factors as it deems appropriate, given the current needs of the Board and the Company, to maintain a balance of knowledge, experience and capability. As presently constituted, the Board represents a deliberate mix of members who have a deep understanding of the Company’s business, as well as members who have different skill sets and points of view on substantive matters pertaining to our business. Our nomination process and the Nominating and Corporate Governance Committee’s approach to assessment and evaluation of nominees support our commitment to diversity and inclusion.
The Nominating and Corporate Governance Committee appreciates the value of thoughtful Board refreshment, and regularly identifies and considers qualities, skills and other director attributes that would enhance the composition of the Board. In the case of incumbent directors whose terms of office are set to expire, the Committee reviews these directors’ overall service to the Company during their terms, including the number of meetings attended, level of participation, quality of performance and any other relationships and transactions that might impair the directors’ independence. The Nominating and Corporate Governance Committee also takes into account the results of the Board’s self-evaluation, which is conducted annually. In the case of new director candidates, the Nominating and Corporate Governance Committee also determines whether the nominee is independent, which determination is based upon applicable Nasdaq listing standards, applicable Commission rules and regulations and the advice of counsel, if necessary. The Nominating and Corporate Governance Committee then uses its network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm. The Nominating and Corporate Governance Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board. The Nominating and Corporate Governance Committee meets to discuss and consider the candidates’ qualifications and then selects a nominee for recommendation to the Board by majority vote. In fiscal year 2021, the Nominating and Corporate Governance Committee paid a fee to Klein Hirsch to assist in the process of identifying or evaluating director candidates.

The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether or not the candidate was recommended by a stockholder. Stockholders who wish to recommend individuals for consideration by the Nominating and Corporate Governance Committee to become nominees for election to the Board may do so by delivering a written recommendation to the Nominating and Corporate Governance Committee at the following address: 1601 Trapelo Road, Suite 178, Waltham, Massachusetts 02451, Attn: Corporate Secretary, at least 90 days, but not less than 120 days, prior to the anniversary date of the mailing of the Company’s proxy statement for the last annual meeting of stockholders. Submissions must include the full name of the proposed nominee, a description of the proposed nominee’s business experience for at least the previous five years, complete biographical information, a description of the proposed nominee’s qualifications as a director and the name and address of the stockholder on whose behalf the submission is made and the number and class of shares owned beneficially by such stockholder, in addition to the information specified in the Bylaws. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.
S
TOCKHOLDER
C
OMMUNICATIONS
WITH
THE
B
OARD
The Board has adopted a formal process by which stockholders may communicate with the Board or any of its directors. Stockholders who wish to communicate with the Board may do so by sending written communications addressed to the Corporate Secretary at the following address: 1601 Trapelo Road, Suite 178, Waltham, Massachusetts 02451. The Corporate Secretary will review each communication and will forward such communication to the Board or to any individual director to whom the communication is addressed unless the communication contains advertisements or solicitations or is unduly hostile, threatening or similarly inappropriate.
H
EDGING
P
OLICY
Our Insider Trading Prevention Policy prohibits our directors and employees, including our executive officers, from engaging in any hedging or monetization transactions, such as zero-cost
collars and forward sale contracts, or similar transactions designed to decrease the risks associated with holding our equity securities. Likewise, before adopting a trading plan under Rule
10b5-1
of the Exchange Act, our directors and employees, including our executive officers, may not have entered into a transaction or position that has yet to settle with respect to the securities subject to the trading plan and must also agree not to enter into any such transaction while the trading plan is in effect.
C
ODE
OF
E
THICS
We have adopted a Code of Business Ethics and Conduct within the meaning of Item 406(b) of Regulation
S-K.
This Code of Business Ethics and Conduct applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and is posted in the “Corporate Governance”
sub-section
of the “Investors & Media” section (https://investors.adagiotx.com/) of our corporate website https://adagiotx.com/. We intend to disclose on our website any amendments to, or waivers from, the Code of Business Ethics and Conduct that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form
8-K.

I
NFORMATION
C
ONCERNING
E
XECUTIVE
O
FFICERS
Our executive officers, and their respective ages as of April 1, 2022, are as follows:

Name	Age	Position(s)
David Hering, M.B.A.	47	Interim Chief Executive Officer and Chief Operating Officer
Jill Andersen, J.D.	49	Chief Legal Officer and Corporate Secretary
Rebecca Dabora, Ph.D.	62	Chief Technology & Manufacturing Officer
Jane Pritchett Henderson	56	Chief Financial Officer and Chief Business Officer
Elham (Ellie) Hershberger, Pharm.D.	54	Chief Development Officer
David Hering, M.B.A.
has served as our Interim Chief Executive Officer since February 2022 and as Chief Operating Officer since June 2021. Prior to joining Adagio, Mr. Hering served as the Head of the mRNA Global Franchise Business of Pfizer, Inc., a pharmaceutical company, from April 2021 to June 2021, the President of North America Vaccines of Pfizer, Inc. from December 2018 to April 2021 and the Vaccines Commercial Officer of Pfizer, Inc. from June 2015 to December 2018. Before joining Pfizer in 2015, Mr. Hering spent seven years at Novartis Vaccines, a pharmaceutical company, where he held the position of Head of the North America Region. Mr. Hering received an M.B.A. from Harvard Business School and a B.S. in Operations Research and Industrial Engineering from Cornell University.
Jill Andersen, J.D.
has served as our Chief Legal Officer and Corporate Secretary since November 2021. Prior to joining Adagio, Ms. Andersen served as General Counsel, Corporate Secretary and Chief Compliance Officer of Oyster Point Pharma, Inc., a biopharmaceutical company, from June 2020 to October 2021. Before joining Oyster Point, Ms. Andersen served as Vice President, Legal at Bristol-Myers Squibb Company, a global biopharmaceutical company, from November 2019 to May 2020 and as Vice President and Head of Legal, Inflammation & Immunology Franchise, U.S. Market Access and Contracts, from September 2016 to November 2019. Ms. Andersen also served as Vice President and General Counsel, Legal & Intellectual Property Global Assets at Novartis Services, Inc., a pharmaceutical company, from March 2015 to September 2016. Ms. Andersen received a B.S. in Finance from Boston College and a J.D. from Wake Forest University School of Law.
Rebecca Dabora, Ph.D.
 has served as our Chief Technology and Manufacturing Officer since July 2020. In addition, Dr. Dabora has served as Principal for RDBio Consulting LLC since July 2005. Prior to joining Adagio, Dr. Dabora served as Interim Chief Technology Officer of SwanBio Therapeutics, Inc., a therapy company, from July 2019 to July 2020 and Chief Technology Officer of Aspyrian Therapeutics, Inc., a biotechnology company, from March 2016 to March 2017. Dr. Dabora received a B.A. in Biochemistry from Bowdoin College and a Ph.D. in Applied Biological Sciences and Biochemical Engineering from the Massachusetts Institute of Technology.
Jane Pritchett Henderson
 has served as our Chief Financial Officer since December 2020 and as our Chief Business Officer since March 2022. In addition, Ms. Henderson has served as a director and chair of the audit committee of each of Akero Therapeutics, Inc., a biotechnology company, since April 2019, IVERIC bio, Inc., a biopharmaceutical company, since January 2018, and Ventus Therapeutics U.S., Inc., a privately held biotechnology company, since November 2021. She previously served as a director and chair of the audit committee of Sesen Bio, Inc., a biotechnology company and formerly known as Eleven Biotherapeutics, Inc., from October 2013 to November 2021. Prior to joining Adagio, Ms. Henderson served as Chief Financial Officer of Turnstone Biologics, a privately-held biotechnology company, from June 2018 to December 2020, Chief Financial Officer and Senior Vice President, Corporate Development of Voyager Therapeutics, Inc., a clinical-stage gene therapy company, from January 2017 to June 2018 and Senior Vice President and Chief Financial & Business Officer of Kolltan Pharmaceuticals, Inc., a privately held biotechnology company, from February 2013 to November 2016. Ms. Henderson received a B.S. in Psychology from Duke University.
Elham (Ellie) Hershberger, Pharm.D.
 has served as our Chief Development Officer since June 2020. Prior to joining Adagio, Dr. Hershberger served as President of EMH Consulting Group, Inc. from July 2017 to October 2020 and as Head of Clinical Development of Visterra, Inc., a biopharmaceutical company, from January 2016 to July 2017. Dr. Hershberger received a B.S. in Chemistry from University of Minnesota and a Pharm.D. from Ferris State University.

ITEM 11. EXECUTIVE COMPENSATION
Our named executive officers for the fiscal year ended December 31, 2021 were:

•	Tillman U. Gerngross, Ph.D., our former Chief Executive Officer;

•	David Hering, M.B.A., our Interim Chief Executive Officer and Chief Operating Officer; and

•	Jill Andersen, J.D., our Chief Legal Officer and Corporate Secretary.
As an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”), we are permitted to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. Accordingly, we have not included in this section a compensation discussion and analysis of our executive compensation programs or tabular compensation information other than the “Summary Compensation Table” and the “Outstanding Equity Awards at Fiscal
Year-End”
table below.
S
UMMARY
C
OMPENSATION
T
ABLE
The following table sets forth information regarding compensation awarded or paid to, or earned by, our named executive officers with respect to the years ended December 31, 2021 and December 31, 2020.

Name and Principal Position	Year	Salary ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
Tillman U. Gerngross, Ph.D. (4)	2021	221,058	30,315,451	106,647	7,718	30,650,874
Former Chief Executive Officer	2020	—	5,956	—	—	5,956
David Hering, M.B.A.	2021	206,577	10,591,881	92,267	7,421	10,898,146
Interim Chief Executive Officer and Chief Operating Officer (5)	2020	—	—	—	—	—
Jill Andersen, J.D. (5)	2021	66,667	10,142,801	177,600	2,513	10,389,581
Chief Legal Officer and Corporate Secretary	2020	—	—	—	—	—

(1)
This column reflects the aggregate grant date fair value of option awards granted during the year measured pursuant to Financial Accounting Standard Board Accounting Standards Codification Topic 718, the basis for computing stock-based compensation in our financial statements. This calculation assumes that the named executive officer will perform the requisite service for the award to vest in full as required by Commission rules. The assumptions we used in valuing options are described in note 11 to our financial statements included in the Original Report. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.

(2)	See “—Narrative to Summary Compensation Table—Non-Equity Incentive Plan Compensation” below for a description of the material terms of the program pursuant to which this compensation was awarded.
(3)	Represents employer contributions to 401(k) plan accounts and life insurance premiums and employee cell phone allowances.
(4)
Dr. Gerngross’s annual salary was effective as of the closing of our initial public offering on August 10, 2021. Dr. Gerngross was also a member of our Board prior to his resignation as Chief Executive Officer on February 23, 2022, but did not receive any additional compensation in his capacity as a director.

(5)
Mr. Hering has served as our Chief Operating Officer since June 2021 and was appointed as our Interim Chief Executive Officer in February 2022; Ms. Andersen has served as our Chief Legal Officer and Corporate Secretary since November 2021; therefore, certain amounts for Mr. Hering and Ms. Andersen, such as salary, reflect a partial year of service in 2021.

N
ARRATIVE
T
O
S
UMMARY
C
OMPENSATION
T
ABLE
The Compensation Committee of our Board has historically determined our executives’ compensation, including the compensation of our named executive officers. Our Compensation Committee typically reviews and discusses management’s proposed compensation with the Chief Executive Officer for all executives other than the Chief Executive Officer. The Compensation Committee also reviews and discusses the recommendations of the Compensation Committee’s compensation consultant, including analyses of executive compensation paid at other companies identified by the consultant. Based on those discussions and its discretion, the Compensation Committee then approves, or recommends to the Board for approval, the compensation of each executive officer without members of management present.
Annual Base Salary
The annual base salaries of our named executive officers are determined, approved and reviewed by our Compensation Committee. Annual base salaries are intended to provide a fixed component of compensation to our named executive officers, reflecting their skill sets, experience, roles and responsibilities. Base salaries for our named executive officers have generally been set at levels necessary to attract and retain individuals with superior talent.
The following table sets forth the annual base salaries for Dr. Gerngross and Mr. Hering for 2021, effective as of the closing of our initial public offering on August 10, 2021, and for Ms. Andersen for 2021, effective as of the commencement of her employment with the Company in November 2021, as determined by the Compensation Committee:

Name	2021 Base Salary ($)
Tillman U. Gerngross	$550,000
David Hering, M.B.A.	$410,000
Jill Andersen, J.D.	$400,000
In January 2022, the Compensation Committee recommended to the Board the following annual base salaries for each of our named executive officers for 2022, which the Board approved in February 2022:

Name	2022 Base Salary ($)
Tillman U. Gerngross	$619,000
David Hering, M.B.A. (1)	$459,000
Jill Andersen, J.D.	$428,000

(1)
In March 2022, the Board approved an increase in Mr. Hering’s base salary for 2022 to $510,000, with retroactive effectiveness to February 23, 2022, and further approved the payment of a monthly stipend of $7,500 in addition to Mr. Hering’s base salary, in connection with his appointment as Interim Chief Executive Officer.

Non-Equity Incentive
Plan Compensation
The Compensation Committee develops a performance-based bonus program annually. For 2021, the Compensation Committee determined that each named executive officer’s performance bonus should be based principally on contribution towards the achievement of corporate goals. Under the 2021 annual performance bonus program, each named executive officer was eligible to be considered for an annual performance bonus based on the percentage attainment, as determined by the Compensation Committee, of the 2021 corporate goals that were previously approved by the Board. The Compensation Committee retained the discretion to make adjustments to the calculated bonus amount based on unexpected or unplanned events, the overall financial condition of the Company, extraordinary performance or underperformance or other factors deemed appropriate by the Compensation Committee. Each named executive officer has a target bonus opportunity calculated as a percentage of his or her annual base salary and may earn more or less than the annual target amount based on the Company’s achievement of the performance goals and the adjustments described above. For 2021, Dr. Gerngross’s target bonus percentage was 50% and each of Mr. Hering and Ms. Andersen’s target bonus percentage was 40%. In February 2022, the Compensation Committee determined that the percentage attainment of the target bonus for 2021 was 111% for each named executive officer and approved individual performance achievement payouts for each named executive officer in the amounts reflected in the column of the Summary Compensation Table above entitled
“Non-Equity
Incentive Plan Compensation.”
Equity-Based Awards
Our equity-based incentive awards granted to our named executive officers are designed to align the interests of our named executive officers with those of our stockholders. Vesting of equity awards is generally tied to each officer’s continuous service with us and serves as an additional retention measure. Our executives generally are awarded an initial new hire grant upon commencement of employment and thereafter on an annual basis. Additional grants may occur periodically in order to specifically incentivize executives with respect to achieving certain corporate goals, to reward executives for exceptional performance or compensate executives for additional job responsibilities.
Prior to our initial public offering, we granted all equity awards pursuant to our 2020 Equity Incentive Plan. Since the closing of our initial public offering, we grant all equity awards pursuant to our 2021 Equity Incentive Plan.
O
UTSTANDING
E
QUITY
A
WARDS
AS
OF
D
ECEMBER
 31, 2021
The following table sets forth certain information about outstanding equity awards granted to our named executive officers that were outstanding as of December 31, 2021.

			Option Awards (1)
Name	Grant Date	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable (2)	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Option Exercise Price ($) (3)	Option Expiration Date
Tillman U. Gerngross	5/7/2021	5/7/2021	—	3,419,345	10.14	2/23/2022	(4)
	7/4/2021	7/4/2021	—	962,825	12.81	2/23/2022	(4)
David Hering, M.B.A.	6/30/2021	6/30/2021	—	1,282,310	12.81	6/29/2031
Jill Andersen, J.D.	11/1/2021	11/1/2021	—	514,863	30.65	10/31/2031

(1)	All of the awards listed in this table were granted under our 2020 Equity Incentive Plan, except for the November 2021 award to Ms. Andersen, which was granted under our 2021 Equity Incentive Plan.
(2)
One fourth (1/4) of the shares subject to this award vest on the one-year
anniversary of the date of grant, with the remainder vesting in equal monthly installments over 36 months from the date of grant subject to the named executive officer’s continued service.

(3)
All of the option awards listed in the table were granted with a per share exercise price equal to or above the estimated fair value of our common stock on the date of grant, as determined in good faith by our Board, except for the November 2021 award to Ms. Andersen, for which the per share exercise price was equal to the closing price for our common stock on the date of grant.

(4)	This option award expired upon Dr. Gerngross’s resignation as Chief Executive Officer on February 23, 2022.

Retirement Benefits and Other Compensation
Our named executive officers did not participate in, or otherwise receive any benefits under, any pension, retirement or deferred compensation plan sponsored by us during 2021 other than our 401(k) plan described below. During 2021, our named executive officers were eligible to participate in our employee benefit plans, including health insurance and group life insurance benefits, on the same basis as our other employees. We maintain a safe harbor 401(k) plan that provides eligible employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees are able to defer eligible compensation up to certain limits of the Code, which are updated annually. The 401(k) plan also provides that we will make non-elective
contributions to each participant’s account totaling to 3% of the participant’s eligible compensation. We generally do not provide other perquisites or personal benefits except in limited circumstances, and we did not provide any such perquisites or personal benefits to our named executive officers in 2021.
Employment Agreements with our Named Executive Officers
We entered into an employment agreement with Dr. Gerngross and an amended and restated employment agreement with Mr. Hering in connection with the closing of our initial public offering, and an employment agreement with Ms. Andersen in connection with her commencement of employment with us, that each include an initial annual base salary and annual target bonus. The annual bonus is determined by the Compensation Committee based on the achievement of performance goals and objectives for the calendar year. Each employment agreement provides for standard benefits, such as paid time off, reimbursement of business expenses, and participation in our employee benefit plans and programs. Each employment agreement states that any time-based equity issued on or after the closing of our initial public offering would not accelerate in full upon a change in control if such equity was assumed, continued or substituted by the successor entity. Substantive differences are limited to (i) the definition of Good Reason, which, for Mr. Hering and Ms. Andersen, is further triggered by a material reduction in the authority, duties or responsibilities of the CEO to whom the executives report and (ii) the promise of a grant of an initial option award, subject to the approval of the Board, in the case of Ms. Andersen. Severance terms are detailed further below under “Potential Payments Upon Termination or Change in Control.” Each of our named executive officers’ compensation has been subsequently increased from time to time to the amounts described above. We do not maintain any other offer letters or employment agreements with our named executive officers.
Potential Payments Upon Termination or Change in Control
Dr. Gerngross was, and Mr. Hering and Ms. Andersen are, entitled to certain severance and change in control benefits pursuant to the employment agreements described above.
In the event that the executives’ employment ends upon death or a disability, they are entitled to accrued obligations and payment of their target bonus so long as their employment terminates after the completion of the calendar year but prior to the date of payment of the bonus, or the Earned Bonus.
In the event that employment terminates, other than during the period commencing three months prior to or ending 12 months following a “change in control,” or the Change in Control Period, by us without “cause” or by the executive for “good reason” (as defined in our equity plan and the respective employment agreement), and subject to the delivery to us of a separation agreement that includes a general release of claims, Mr. Hering and Ms. Andersen will each receive cash severance equal to 9 months of their base salary, as well as the Earned Bonus, if applicable, and 9 months continuation of benefits, and will be entitled to delayed forfeiture of unvested time-based equity awards until 90 days after the date of termination. Dr. Gerngross was entitled to receive cash severance equal to 12 months of his base salary, the Earned Bonus, if applicable, and 12 months continuation of benefits, and would be entitled to delayed forfeiture of unvested time-based equity awards until 90 days after the date of termination. No severance payments were made pursuant to Dr. Gerngross’s employment agreement upon his resignation.
In the event that the executives’ employment is terminated by us without cause or by the executive for good reason, in either case, during the Change in Control Period, and subject to their delivery to us of a separation agreement that includes a general release of claims, Mr. Hering and Ms. Andersen will each receive cash severance equal to 12 months of their base salary, their respective target bonus for the year of termination, as well as the Earned Bonus, if applicable, and 12 months continuation of benefits, and will be entitled to immediate acceleration and full vesting of any time-based equity awards, exercisable or nonforfeitable as if employment continued until the later of the date of termination or the effective date of the separation agreement. Dr. Gerngross was entitled to receive cash severance equal to 18 months of his base salary, the target bonus for the year of termination with a 1.5 multiplier, the Earned Bonus, if applicable, and 18 months continuation of benefits and would be entitled to immediate acceleration and full vesting of any time-based equity awards, exercisable or nonforfeitable as if employment continued until the later of the date of termination or the effective date of the separation agreement.
Director Compensation
The following table shows, for the fiscal year ended December 31, 2021, certain information with respect to the compensation of our non-employee
directors:

Name (1)	Fees Earned or Paid in Cash ($)	All Other Compensation ($)		Option Awards ($) (2)(3)	Total ($)
Philip Chase (4)	—	—		—	—
Marc Elia (5)	—	—		—	—
Tomas Heyman	26,792	—		1,035,639	1,062,431
Ellen R. Marram, M.B.A.	4,615	—		795,084	799,699
Howard Mayer, M.D.	42,621	—		1,012,658	1,055,279
Terrance McGuire	16,044	—		382,269	398,313
Redonda Miller, M.D., M.B.A.	4,615	—		795,084	799,699
Ajay Royan	16,044	—		382,269	398,313
René Russo, Pharm.D.	31,085	89,270	(6)	382,269	502,624
Anand Shah, M.D.	24,184	—		1,035,639	1,059,823
Michael Wyzga	24,066	—		764,538	788,604

(1)	Dr. Gerngross did not earn compensation during 2021 for his service on our Board. Dr. Gerngross’s compensation is reflected in the Summary Compensation Table above.
(2)
The amounts reported do not reflect the amounts actually received by our non-employee
directors. Instead, these amounts reflect the aggregate grant date fair value of each stock option granted to our non-employee
directors during the fiscal year ended December 31, 2021, as computed in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for stock-based compensation transactions (ASC 718). Assumptions used in the calculation of these amounts are included in note 11 to our audited financial statements included in our Annual Report on Form
10-K
for the year ended December 31, 2021. As required by Commission rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Our non-employee
directors who have received options will only realize compensation with regard to these options to the extent the trading price of our common stock is greater than the exercise price of such options.

(3)	As of December 31, 2021, the directors held options to purchase the following number of shares of our common stock. None of our non-employee directors held any stock awards as of December 31, 2021.

Name	Options
Tomas Heyman	125,380
Ellen R. Marram, M.B.A.	62,605
Howard Mayer, M.D.	250,743
Terrance McGuire	35,593
Redonda Miller, M.D., M.B.A.	62,605
Ajay Royan	35,593
René Russo, Pharm.D.	35,593
Anand Shah, M.D.	125,380
Michael Wyzga	71,186

(4)	Mr. Chase resigned from our Board on July 16, 2021.
(5)	Mr. Elia resigned from our Board on April 16, 2021.
(6)	Represents cash consulting fees paid during 2021 pursuant to a consulting agreement with Dr. Russo, which was terminated in connection with our initial public offering.
Narrative to Director Compensation Table
Our Board adopted a
non-employee
director compensation policy that became effective in August 2021 in connection with the closing of our initial public offering. Pursuant to this compensation policy, each of our directors who is not an employee or consultant of our company is eligible to receive compensation for service on our Board and committees of our Board.
Under our compensation policy, each eligible director receives an annual cash retainer in the amount of $40,000 for serving on our Board. In addition, the Chair of our Board receives an annual cash retainer in the amount of $30,000 (in addition to the annual cash retainer given to all eligible directors). The chairperson of the Audit Committee of our Board is entitled to receive an additional annual cash retainer in the amount of $15,000, the chairperson of the Compensation Committee of our Board is entitled to receive an additional annual cash retainer in the amount of $10,000 and the chairperson of the Nominating and Corporate Governance Committee of our Board is entitled to receive an additional annual cash retainer in the amount of $8,000. The other members of the Audit Committee are entitled to receive an additional annual cash retainer in the amount of $7,500, the other members of the Compensation Committee are entitled to receive an additional cash retainer in the amount of $5,000 and the other members of the Nominating and Corporate Governance Committee are entitled to receive an additional annual cash retainer in the amount of $4,000.
In addition, each new eligible director who joins our Board is entitled to receive a non-statutory
stock option to purchase shares of our common stock with an aggregate Black-Scholes grant date value of $800,000, up to a maximum of 150,000 shares, with one-third
of the shares vesting on the first anniversary of the grant date and 1/36 th
of the shares vesting in equal monthly installments thereafter, subject to continued service as a director through the vesting dates.
On the date of each annual meeting of our stockholders, each eligible director who continues to serve as a director of our Company following the meeting is entitled to receive a non-statutory
stock option to purchase shares of our common stock with an aggregate Black-Scholes grant date fair value of $400,000, up to a maximum of 75,000 shares, with the shares vesting on the earlier of the first anniversary of the date of grant or the next annual meeting of our stockholders, subject to continued service as a director though the applicable vesting dates. If an eligible director joins our Board upon or after the date of the last preceding annual stockholders meeting, such eligible director’s Annual Grant will be pro-rated
based on days served since joining our Board.

The aggregate value of all compensation granted or paid, as applicable, to any individual for service as a Non-Employee Director
with respect to any calendar year will not exceed $1,500,000 in total value, calculating the value of any equity awards based on the grant date fair value of such equity awards for financial reporting purposes.
Each option awarded to eligible directors under the
non-employee
director compensation policy will be subject to accelerated vesting upon a change in control transaction. The exercise price per share of each stock option granted under the non-employee
director compensation policy will be equal to the closing price of our common stock on the Nasdaq Global Market on the date of grant. Each stock option will have a term of ten years from the date of grant, subject to earlier termination in connection with a termination of the eligible director’s continuous service with us (provided that upon a termination of service other than for cause, the post-termination exercise period will be 12 months from the date of termination or death, if earlier).
In October 2020, we adopted an independent director compensation policy pursuant to which our independent directors were entitled to receive an annual cash retainer of $35,000 for serving on our Board, payable in arrears on a quarterly basis. In addition, each independent director who was appointed or elected following the policy’s adoption was entitled to be granted an option to purchase 0.25% of our outstanding shares issuable at the start of the director’s term at an exercise price equal to the fair market value of our common stock on the date of grant, with 25% of the underlying shares vesting on the first anniversary of the grant date and the remainder vesting in 36 equal monthly installments thereafter, subject to the director’s continued service through the applicable vesting date. While Dr. Russo and Dr. Mayer were both independent directors eligible to receive compensation in 2021 under this policy, only Dr. Mayer has received compensation pursuant to this policy because Dr. Russo received compensation pursuant to a consulting agreement described below and received an option award as a co-founder of
the Company. This policy was terminated in connection with our initial public offering.
In June 2020, we entered into a consulting agreement with Dr. Russo pursuant to which Dr. Russo was entitled to receive $7,500 per month, with payment for any partial months prorated. In addition, Dr. Russo’s consulting agreement provided that she was eligible for an annual additional consulting fee at the discretion of our Board. Such annual additional consulting fee had a target amount of $40,500, but the actual amount of the annual additional consulting fee was to be determined by our Board in its discretion. This consulting agreement was terminated in connection with our initial public offering.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.
The following table sets forth certain information regarding the ownership of the Company’s common stock as of March 29, 2022 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock. Applicable percentages are based on 109,675,173 shares outstanding on March 29, 2022, adjusted as required by rules promulgated by the Commission.
Beneficial ownership is determined according to the rules of the Commission and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including options that are currently exercisable or exercisable within 60 days of March 29, 2022. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose.
Common stock subject to stock options currently exercisable or exercisable within 60 days of March 29, 2022 are deemed to be outstanding for computing the percentage ownership of the person holding these options and the percentage ownership of any group of which the holder is a member but are not deemed outstanding for computing the percentage of any other person.
Unless noted otherwise, the address of all listed directors and executive officers is c/o Adagio Therapeutics, Inc., 1601 Trapelo Road, Suite 178, Waltham, Massachusetts 02451.

	Beneficial Ownership (1)
Beneficial Owner	Number of Shares	Percent of Total
5% or Greater Stockholders
Adimab, LLC (2)(12)	26,687,906	24.3%
Entities affiliated with FMR LLC (3)	15,592,582	14.2
Mithril II LP (4)(12)	11,241,580	10.2
Entities affiliated with Polaris Venture Partners V, L.P. (5)(12)	11,765,280	10.7
Entities affiliated with Alphabet Inc. (6)	5,680,785	5.2
M28 Capital Management LP (7)(12)	6,398,250	5.8
Directors and Named Executive Officers
Tomas Heyman	—	—
Ellen R. Marram, M.B.A.	—	—
Howard Mayer, M.D. (8)	94,127	*
Terrance McGuire (5)(12)	8,531,700	7.8
Redonda Miller, M.D., M.B.A.	—	—
Ajay Royan (4)(12)	11,241,580	10.2
René Russo, Pharm.D.	1,985,295	1.8
Anand Shah, M.D.	—	—
Michael Wyzga	—	—
Tillman U. Gerngross, Ph.D. (9)(12)	26,687,906	24.3
David Hering, M.B.A. (10)	29,687	*
Jill Andersen, J.D. (11)	38,637	*
All executive officers and directors as a group (14 persons)	23,161,722	20.0%

*	Less than one percent.
(1)
This table is based upon information supplied by officers, directors and principal stockholders
,
Schedules 13D and 13G filed with the Commission and the Company’s records.
Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)	This information has been obtained from a Schedule 13D filed on March 30, 2022 by Adimab, LLC. The principal business address of Adimab, LLC and Dr. Gerngross is 7 Lucent Drive, Lebanon, NH 03766.
(3)
This information has been obtained from a Schedule 13G/A filed on February 9, 2022 by persons and entities affiliated with FMR LLC. Consists of shares of our common stock beneficially owned, or that may be deemed to be beneficially owned, by FMR LLC, certain of its subsidiaries and affiliates, including Fidelity Management & Research Company LLC, Fidelity Management Trust Company and Strategic Advisers LLC, and other companies (collectively, the “FMR Reporters”), and does not reflect securities, if any, beneficially owned by certain other companies whose beneficial ownership of securities is disaggregated from that of the FMR Reporters in accordance with Securities and Exchange Commission Release
No. 34-39538
(January 12, 1998). FMR LLC may be deemed to have sole power to vote 6,703,249 shares of our common stock and sole power to dispose or direct the disposition of 15,592,582 shares of our common stock. Abigail P. Johnson may be deemed to have sole power to dispose or direct the disposition of 15,592,582 shares of our common stock. Fidelity Growth Company Fund may be deemed to have sole power to vote 5,904,953 shares of our common stock. Abigail P. Johnson is a Director, the Chairman and the Chief Executive Officer of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the stockholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (“Fidelity Funds”) advised by Fidelity Management & Research Company LLC (“FMR Co. LLC”), a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. FMR Co. LLC carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. The principal business address of FMR LLC is 245 Summer Street, Boston, MA 02210.

(4)
This information has been obtained from a Schedule 13D/A filed on March 30, 2022 by entities and persons affiliated with Mithril II LP (“Mithril II”). All shares are held of record by Mithril II. Mithril II UGP LLC (“Mithril II UGP”) is the general partner of Mithril II GP LP (“Mithril II GP”), which is the general partner of Mithril II, and each of Mithril II UGP and Mithril II GP may be deemed to have shared voting, investment and dispositive power with respect to these securities. Ajay Royan, a member of our Board, is the sole managing member of Mithril II UGP. Peter Thiel and Ajay Royan are the members of the investment committee of Mithril II GP. The investment committee makes all investment decisions with respect to shares held by Mithril II and may be deemed to have shared voting, investment and dispositive power with respect to these securities. The principal business address of the entities and persons referenced in this footnote is c/o Mithril Capital Management LLC, 600 Congress Avenue, Suite 3100, Austin, TX 78701.

(5)
This information has been obtained from a Schedule 13D/A filed on March 30, 2022 by entities and persons affiliated with Polaris Venture Partners V, L.P. (“Polaris V”). Consists of (i) 3,120,194 shares of our common stock held of record by Polaris V, (ii) 60,814 shares of our common stock held of record by Polaris Venture Partners Entrepreneurs’ Fund V, L.P. (“Polaris EF V”), (iii) 21,374 shares of our common stock held of record by Polaris Venture Partners Founders’ Fund V, L.P. (“Polaris FF V”), (iv) 31,198 shares of our common stock held of record by Polaris Venture Partners Special Founders’ Fund V, L.P. (“Polaris SFF V”), (v) 3,233,580 shares of our common stock held of record by Polaris Venture Management Co. V, L.L.C. (“PVMC V”), (vi) 4,800,460 shares of our common stock held of record by Polaris Partners IX, L.P. (“Polaris IX”) and (vii) 497,660 shares of our common stock held of record by Polaris Healthcare Technology Opportunities Fund, L.P. (“Polaris HCT”). PVMC V is the general partner of each of Polaris V, Polaris EF V, Polaris FF V and Polaris SFF V and may be deemed to have shared voting, investment and dispositive power with respect to the securities held by Polaris V, Polaris EF V, Polaris FF V and Polaris SFF V. Terrance McGuire, a member of our Board, and Jonathan Flint are the managing members of PVMC V and may be deemed to have shared voting, investment and dispositive power with respect to the securities held by Polaris V, Polaris EF V, Polaris FF V and Polaris SFF V. Polaris Partners GP IX, L.L.C. (“PPGP IX”) is the general partner of Polaris IX and may be deemed to have shared voting, investment and dispositive power with respect to the securities held by Polaris IX. Terrance McGuire, an interest holder in Polaris HCT and PPGP IX and a member of our Board, David Barrett, Brian Chee, Amir Nashat and Amy Schulman are the managing members of PPGP IX and may be deemed to have shared voting, investment and dispositive power with respect to the securities held by Polaris IX. Polaris Healthcare Technology Opportunities Fund GP, L.L.C. (“PHCT GP”) is the general partner of Polaris HCT and may be deemed to have shared voting, investment and dispositive power with respect to the securities held by Polaris HCT.

Terrance McGuire, an interest holder in PHCT GP and a member of our Board, David Barrett, Brian Chee, Amir Nashat and Amy Schulman are the managing members of PHCT GP and may be deemed to have shared voting, investment and dispositive power with respect to the securities held by Polaris HCT. The principal business address of each of the persons and entities referenced in this footnote is One Marina Park Drive, 10 th
Floor Boston, MA 02210.
(6)
This information has been obtained from a Schedule 13G filed on February 14, 2022 by entities affiliated with Alphabet Inc. Consists of (i) 5,200,545 shares of our common stock held directly by GV 2019, L.P. and (ii) 480,240 shares of our common stock held directly by GV 2021, L.P. Each of GV 2019 GP, L.P. (the general partner of GV 2019, L.P.), GV 2019 GP, L.L.C. (the general partner of GV 2019 GP, L.P.), Alphabet Holdings LLC (the sole member of GV 2019 GP, L.L.C.), XXVI Holdings Inc. (the sole member of Alphabet Holdings LLC), and Alphabet Inc. (the controlling stockholder of XXVI Holdings Inc.) may be deemed to have sole power to vote or sole power to dispose of the securities owned directly by GV 2019, L.P. Each of GV 2021 GP, L.P. (the general partner of GV 2021, L.P.), GV 2021 GP, L.L.C. (the general partner of GV 2021 GP, L.P.), Alphabet Holdings LLC (the sole member of GV 2021 GP, L.L.C.), XXVI Holdings Inc. (the sole member of Alphabet Holdings LLC), and Alphabet Inc. (the controlling stockholder of XXVI Holdings Inc.) may be deemed to have sole power to vote or sole power to dispose of the securities owned directly by GV 2021, L.P. The principal business address of each of the entities referenced in this footnote is 1600 Amphitheatre Parkway, Mountain View, CA 94043.

(7)
This information has been obtained from a Schedule 13D filed on April 1, 2022 by M28 Capital Management LP (“M28 Capital”). Consists of 6,398,250 shares of our common stock held by certain funds and accounts to which M28 Capital acts an investment manager (the “M28 Funds and Accounts”). M28 Capital, as the investment manager to the M28 Funds and Accounts, may be deemed to beneficially own these securities and to have shared power to vote and shared power to dispose of the securities held by the M28 Funds and Accounts. Marc Elia is the Chief Investment Officer of M28 Capital and Managing Member of M28 Capital Management GP LLC, the general partner of M28 Capital, and exercises investment discretion with respect to these securities. The principal business address of M28 Capital and Marc Elia is 700 Canal Street, 2 nd
Floor, Stamford, CT 06902.

(8)	Consists of 94,127 shares of our common stock issuable upon the exercise of options within 60 days of March 29, 2022.
(9)
Consists of 26,687,906 shares of our common stock held by Adimab, LLC. Tillman U. Gerngross, Ph.D. was our Chief Executive Officer and member of our Board of Directors until his resignation on February 23, 2022. Dr. Gerngross served as a co-founder,
Chief Executive Officer and a member of the board of directors of Adimab, LLC and may be deemed to have shared voting and investment power with respect to the shares held by Adimab, LLC. The principal business address of Adimab, LLC and Dr. Gerngross is 7 Lucent Drive, Lebanon, NH 03766.

(10)	Consists of 29,687 shares of our common stock issuable upon the exercise of options within 60 days of March 29, 2022.
(11)
Consists of (i) 2,200 shares of our common stock held directly by Ms. Andersen, (ii) 500 shares of our common stock held by Ms. Andersen’s spouse and (iii) 35,937 shares of our common stock issuable upon the exercise of options within 60 days of March 29, 2022.

(12)
On March 28, 2022, Polaris V, Polaris EF V, Polaris FF V, Polaris SFF V, Polaris IX and Polaris HCT (collectively, “Polaris”) and (i) Mithril, (ii) M28 Capital Management LP , (iii) Adimab, LLC and (iv) Population Health Equity Partners III, L.P., Population Health Equity Partners VII, L.P. and Clive Meanwell (“Population Health”), orally agreed to coordinate and cooperate in certain of their activities with regard to the Company, which agreement was subsequently memorialized, also on March 28, 2022, in an email circulated among representatives of such persons. That agreement provides that each such person will vote its shares of the Company’s common stock in favor of the election of the Mithril nominees at the Annual Meeting. By virtue of such agreement, Polaris V, Polaris EF V, Polaris FF V, Polaris SFF V, PVMC V, Polaris IX, Polaris HCT, PHCT GP, Terrance McGuire, and Jonathan Flint (the “Reporting Persons”) may be deemed to be part of a “group” (within the meaning of Section 13(d)(3) of the Securities Act of 1933, as amended) comprised of the Reporting Persons and such other persons.

Securities Authorized for Issuance under Equity Compensation Plans
The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	18,871,592	(1)	$10.15	18,015,054	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	18,871,592		$10.15	18,015,054

(1)	Consists of shares underlying options granted pursuant to our 2020 Equity Incentive Plan and 2021 Equity Incentive Plan (“2021 Plan”).
(2)
Includes 16,672,281 shares of common stock reserved for future issuance under our 2021 Plan and 1,342,773 shares of common stock reserved for future issuance under our 2021 Employee Stock Purchase Plan. The number of shares of our common stock reserved for issuance under our 2021 Plan automatically increases on the first day of each fiscal year continuing through January 1, 2031, in an amount equal to 5.0% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by our Board. Pursuant to this provision, we added 5,539,145 shares of common stock that are available for issuance under the 2021 Plan on January 1, 2022, which is not reflected in the table above. The number of shares reserved under the 2021 Employee Stock Purchase Plan automatically increases on the first day of each fiscal year and continuing through January 1, 2031, in an amount equal to the lesser of (i) 1.0% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and (ii) 2,685,546 shares; provided, however, that before the date of any such increase, our Board may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Prior to December 31, 2021 our Board determined that no increase was necessary to the shares of common stock available for issuance under the 2021 Employee Stock Purchase Plan on January 1, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The following includes a summary of transactions since January 1, 2020 to which we have been a party, in which the amount involved in the transaction exceeded $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest. Other than described below, there have not been, nor are there currently any proposed, transactions or series of similar transactions to which we have been or will be a party other than compensation arrangements, which include equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation” and “Director Compensation.”
Private Placements of Our Securities
Series A Preferred Stock Financing
In July 2020, we entered into a preferred stock purchase agreement with certain investors, including beneficial owners of greater than 5% of our capital stock, members of our Board and affiliates of members of our Board, pursuant to which we issued and sold to such investors an aggregate of 6,237,500 shares of our Series A preferred stock at a purchase price of $8.00 per share for aggregate gross proceeds of $49.9 million.
The table below sets forth the aggregate number of shares of Series A preferred stock issued to our related parties in this financing:

Name	Series A Preferred Stock (#)	Aggregate Purchase Price ($)
Mithril II LP (1)	1,250,000	10,000,000
OrbiMed Private Investments VII, LP	812,500	6,500,000
Entities affiliated with Polaris Partners (2)	1,250,000	10,000,000
Entities affiliated with GV	687,500	5,500,000
Entities affiliated with FMR, LLC	1,000,000	8,000,000

(1)
Ajay Royan, a member of our Board, is the Managing General Partner and Founder of Mithril Capital Management LLC (“MCM”). MCM is a management company that manages Mithril II LP and is appointed by Mithril II GP LP, the general partner of Mithril II LP. Mithril II LP holds more than 5% of our capital stock prior to this offering.

(2)
Terrance McGuire, a member of our Board, is a Founding Partner of Polaris Partners. Entities affiliated with Polaris Partners collectively hold more than 5% of our capital stock prior to this offering.

Also in July 2020, in connection with the transfer of the rights acquired and license received, we issued to Adimab, LLC, or Adimab, 5,000,000 shares of our Series A preferred stock, then having a fair value of $40.0 million. Concurrently, Adimab relinquished to us 21,250,000 shares of our common stock, then having a fair value of $85,000. See “— Agreements with Adimab – Assignment and License Agreement” below.

Each share of Series A preferred stock issued in this offering automatically converted into five shares of our common stock upon the closing of our initial public offering.
Series B Preferred Stock Financing
In October and November 2020, we entered into a preferred stock purchase agreement with certain investors, including beneficial owners of greater than 5% of our capital stock, members of our Board and affiliates of members of our Board, pursuant to which we issued and sold to such investors an aggregate of 1,410,434 shares of our Series B preferred stock at a purchase price of $56.72 per share for aggregate gross proceeds of $80.0 million.
The table below sets forth the aggregate number of shares of Series B preferred stock issued to our related parties in this financing:

Name	Series B Preferred Stock (#)	Aggregate Purchase Price ($)
Adimab, LLC (1)	44,076	2,499,991
Mithril II LP (2)	176,304	9,999,963
OrbiMed Private Investments VII, LP	88,152	4,999,981
Entities affiliated with Polaris Partners (3)	132,228	7,499,972
Entities affiliated with GV	352,609	19,999,982
Entities affiliated with FMR, LLC	352,609	19,999,982

(1)
(a) Tillman U. Gerngross, Ph.D., a former member of our Board and our former Chief Executive Officer, served as an officer and member of the board of directors of Adimab, LLC, (b) Philip Chase, a former member of our Board, served as an officer and member of the board of directors of Adimab, LLC, (c) Laura Walker, Ph.D., our Chief Scientific Officer, was an employee of Adimab, LLC, and (d) Terrance McGuire and Ajay Royan, members of our Board, are members of the board of directors of Adimab, LLC. Adimab, LLC holds more than 5% of our capital stock prior to this offering.

(2)
Ajay Royan, a member of our Board, is the Managing General Partner and Founder of Mithril Capital Management LLC (“MCM”). MCM is a management company that manages Mithril II LP and is appointed by Mithril II GP LP, the general partner of Mithril II LP. Mithril II LP holds more than 5% of our capital stock prior to this offering.

(3)
Terrance McGuire, a member of our Board, is a Founding Partner of Polaris Partners. Entities affiliated with Polaris Partners collectively hold more than 5% of our capital stock prior to this offering.

Each share of Series B preferred stock issued in this offering automatically converted into five shares of our common stock upon the closing of our initial public offering.
Series C Preferred Stock Financing
In April 2021, we entered into a preferred stock purchase agreement with certain investors, including beneficial owners of greater than 5% of our capital stock and affiliates of members of our Board, pursuant to which we issued and sold to such investors an aggregate of 4,296,550 shares of our Series C preferred stock at a purchase price of $78.08578 per share for aggregate gross proceeds of $335.5 million.

The table below sets forth the aggregate number of shares of Series C preferred stock issued to our related parties in this financing:

Name	Series C Preferred Stock (#)	Aggregate Purchase Price ($)
Adimab, LLC (1)	128,064	9,999,977
Mithril II LP (2)	422,612	32,999,988
OrbiMed Private Investments VII, LP	96,048	7,499,983
Entities affiliated with RA Capital Management	960,482	74,999,986
Entities affiliated with Polaris Partners (3)	224,112	17,499,960
Entities affiliated with GV	96,048	7,499,983
Entities affiliated with FMR, LLC	640,321	49,999,965

(1)
(a) Tillman U. Gerngross, Ph.D., a former member of our Board and our former Chief Executive Officer, served as an officer and member of the Board of Adimab, LLC, (b) Philip Chase, a former member of our Board, served as an officer and member of the Board of Adimab, LLC, (c) Laura Walker, Ph.D., our Chief Scientific Officer, was an employee of Adimab, LLC, and (d) Terrance McGuire and Ajay Royan, members of our Board, are members of the Board of Adimab, LLC. Adimab, LLC holds more than 5% of our capital stock.

(2)
Ajay Royan, a member of our Board, is the Managing General Partner and Founder of Mithril Capital Management LLC (“MCM”). MCM is a management company that manages Mithril II LP and is appointed by Mithril II GP LP, the general partner of Mithril II LP. Mithril II LP holds more than 5% of our capital stock.

(3)	Terrance McGuire, a member of our Board, is a Founding Partner of Polaris Partners. Entities affiliated with Polaris Partners collectively hold more than 5% of our capital stock.
Each share of Series C preferred stock issued in this offering automatically converted into five shares of our common stock upon the closing of our initial public offering.
Agreements with Adimab
Certain of our current and former directors and officers are affiliated with Adimab, LLC, or Adimab. Tillman U. Gerngross, Ph.D., a former member of our Board, our co-founder and
former Chief Executive Officer, served as
a co-founder and
Chief Executive Officer of Adimab. Laura Walker, Ph.D.,
our co-founder and
Chief Scientific Officer, was the Senior Director of Antibody Sciences at Adimab. Terrance McGuire, who is deemed to be a beneficial owner of 7.8% of our capital stock as of March 29, 2022, and Ajay Royan, who is deemed to be a beneficial owner of 10.2% of our capital stock as of March 29, 2022, are each a member of our Board and the board of directors of Adimab. Philip Chase, who is deemed to be a beneficial owner of 24.3% of our capital stock as of March 29, 2022, is a former member of our Board and served as a member of the board of directors of Adimab.
Assignment and License Agreement
In July 2020, we entered into an assignment and license agreement, or the Adimab Assignment Agreement, with Adimab pursuant to which Adimab assigned to us all coronavirus antibodies controlled by it and their derivatives, patents claiming such antibodies, know-how related
to such antibodies, and biological and chemical materials specifically related to such antibodies, and also granted us a non-exclusive, sublicensable,
worldwide, royalty-bearing license to certain of its platform technology to research, develop, make, use and sell coronavirus antibodies and products containing or comprising coronavirus antibodies. In connection with the transfer of the rights acquired and license received, we issued to Adimab 5,000,000 shares of our Series A preferred stock, then having a fair value of $40.0 million. Concurrently, Adimab relinquished to us 21,250,000 shares of our common stock, then having a fair value of $85,000. As of March 29, 2022, Adimab held approximately 24.3% of our outstanding capital stock.

Under the Adimab Assignment Agreement, we are obligated to pay Adimab quarterly for its services performed under the agreement at a specified full-time equivalent rate. We are obligated to pay Adimab up to $24.6 million upon the achievement of specified development and regulatory milestones for the first two products that comprise or contain coronavirus antibodies assigned to us, antibodies discovered or optimized under the Adimab Assignment Agreement, or any derivative of such antibody, or the Products. We are also obligated to pay Adimab royalties of a mid single-digit percentage based on annual aggregate worldwide net sales of any Products, subject to reductions for third-party licenses, biosimilar competition, compulsory licensing and a royalty floor.
In February 2021, we achieved the first specified milestone under the agreement upon dosing of the first patient in a Phase 1 clinical trial evaluating adintrevimab, which obligated us to make a $1.0 million payment to Adimab. We made the payment in March 2021. In April 2021, we achieved the second specified milestone under the agreement upon dosing of the first patient in a Phase 2 clinical trial evaluating adintrevimab for the prevention of
COVID-19, which
obligated us to make a $2.5 million payment to Adimab. We made the payment in June 2021. In August 2021, we achieved the third specified milestone under the agreement upon dosing of the first patient in a Phase 3 clinical trial evaluating adintrevimab for the prevention of
COVID-19,
which obligated us to make a $4.0 million payment to Adimab. We made the payment in September 2021.
During the fiscal year ended December 31, 2021, we paid Adimab $8.7 million in connection with services provided under the Adimab Assignment Agreement. As of December 31, 2021, $0.4 million was due to Adimab by us.
Collaboration Agreement
In May 2021, we entered into a collaboration agreement with Adimab, or the Adimab Collaboration Agreement, pursuant to which we and Adimab will collaborate on the discovery and optimization of proprietary antibodies as potential therapeutic product candidates. We were obligated to pay Adimab a quarterly fee of $1.3 million in exchange for Adimab and its affiliates agreeing not to assist in the discovery or optimization of or to direct certain third parties to discover or optimize antibodies that are intended to bind to coronaviruses or influenza viruses, which obligation may be cancelled at our option at any time.
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

During the fiscal year ended December 31, 2021, we paid Adimab $2.6 million in connection with services provided under the Adimab Collaboration Agreement. As of December 31, 2021, $0.2 million was due to Adimab by us.
Investors’ Rights, Voting and Right of First Refusal Agreements
In connection with the sale of our preferred stock described above, we entered into an amended and restated investors’ rights agreement, an amended and restated voting agreement and an amended and restated right of first refusal and co-sale agreement
containing registration rights, information rights, voting rights and rights of first refusal, among other things, with the holders of our preferred stock. These agreements terminated upon the closing of our initial public offering, except for the registration rights granted under our amended and restated investors’ rights agreement, which terminate with respect to each holder upon the earlier of such holder being able to sell such holder’s shares without limitation during a three-month period pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, and the fifth anniversary of the closing of our initial public offering. The registration rights provisions of this agreement provide those holders with demand, piggyback and Form
S-3
registration rights with respect to the shares of common stock currently held by them. See “—Private Placements of Our Securities—Series C Preferred Stock Financing” above for information regarding the names of the related persons involved and the basis on which such persons are related persons.
Indemnification
The Company provides indemnification for its directors, executive officers and key employees so that they will be free from undue concern about personal liability in connection with their service to the Company. Under the Bylaws, the Company is required to indemnify its directors, and is permitted to indemnify its executive officers, employees and other agents, to the extent not prohibited under Delaware or other applicable law. The Company has also entered into indemnity agreements with certain officers and directors. These agreements provide, among other things, that the Company will indemnify the officer or director, under the circumstances and to the extent provided for in the agreement, for expenses, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of the Company, and otherwise to the fullest extent permitted under Delaware law and the Bylaws.
Director Independence
As required under the Nasdaq listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the Board. The Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.
During 2021, the Board considered the independence of its directors and concluded that Tomas Heyman, Ellen Marram, Howard Mayer, Redonda Miller, Rene Russo, Anand Shah and Michael Wyzga were independent directors in accordance with Rule 5605(a)(2) of the Nasdaq Listing Rules. The Board made these determinations after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors. In making these determinations, the Board found that none of these directors had a material or other disqualifying relationship with the Company.

Item 14. Principal Accountant Fees and Services
Our independent accounting firm is PricewaterhouseCoopers LLP, Boston, MA PCAOB ID 238
The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2021 and December 31, 2020 by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm.

	Fiscal Year Ended December 31, 2021	Period From June 3, 2020 (Inception) to December 31, 2020
	(in thousands)
Audit Fees (1)	$2,013,000	$200,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees (2)	4,150	—

Total Fees	$2,017,150	$200,000

(1)
Audit fees consist of professional services rendered for the audits and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents, assistance with review of documents filed with the Commission and out-of-pocket
expenses incurred.

(2)	All Other Fees consist of an annual license fee for technical accounting research software and the use of accounting disclosure checklists.
All fees described above were
pre-approved
by the Audit Committee.
P
RE
-A
PPROVAL
P
OLICIES
AND
P
ROCEDURES
.
The Audit Committee has adopted a policy and procedures for the pre-approval
of audit and
non-audit
services rendered by the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP. The scope, terms and fees of the engagement for the annual audit must be expressly and specifically pre-approved
by the Audit Committee. The engagement to perform services other than the annual audit in the defined categories of audit services, audit-related services, tax services and other permitted non-audit
services may be
pre-approved
on an explicit
case-by-case
basis before the independent auditor is engaged to provide each service or the services may be pre-approved
on a blanket basis. The
pre-approval
of services may be delegated to one or more of the Audit Committee’s members, and the policy delegates to the chairman of the Audit Committee the authority to pre-approve
audit services (other than the annual audit engagement), audit-related services, tax services and other permissible non-audit
services up to specified amounts. Any
pre-approval
decisions made pursuant to delegated authority must be reported to the full Audit Committee at its next scheduled meeting.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) For a list of the financial statements filed as part of the Original Report, see Index to Consolidated Financial Statements on page
F-1
of the Original Report, incorporated into this Item by reference.
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

4.2	Description of Adagio Therapeutics, Inc. Common Stock.

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

10.5+	Non-Employee Director Compensation Policy.

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

10.10+	First Amendment to the Amended and Restated Employment Agreement of David Hering by and between the Registrant and David Hering, dated February 23, 2022.

10.11+	Employment Agreement by and between the Registrant and Jill Andersen, J.D., dated September 24, 2021.

10.12+	First Amendment to the Amended and Restated Employment Agreement of Jane Henderson by and between the Registrant and Jane Pritchett Henderson, dated March 18, 2022.

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

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page of Original Filing)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
+	Indicates management contract or compensatory plan.
†	Certain portions of this exhibit (indicated by asterisks) have been omitted because they are not material and are the type that the Registrant treats as private or confidential.
#	Certain schedules to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedules will be furnished supplementally to the SEC upon request.
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

ADAGIO THERAPEUTICS, INC.

Date: April 29, 2022	By:	/s/ David Hering, M.B.A.
David Hering, M.B.A.
Interim Chief Executive Officer and Chief Operating Officer

/s/ Jane Pritchett Henderson
Jane Pritchett Henderson
Chief Financial Officer and Chief Business Officer