Form 10-Q
period 2022-03-31
Adagio Therapeutics, Inc.
filed 2022-05-13
CIK 1832038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 6, 2022, the registrant had 109,715,173 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAGIO THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(UNaudited)

(In thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$532,220	$542,224
Marketable securities	—	49,194
Prepaid expenses and other current assets	22,081	25,293
Total current assets	554,301	616,711
Property and equipment, net	87	83
Operating lease right-of-use asset	1,648	—
Other non-current assets	237	3,297
Total assets	$556,273	$620,091
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$18,682	$5,783
Accrued expenses	76,537	56,277
Operating lease liability, current	315	—
Total current liabilities	95,534	62,060
Early-exercise liability	3	6
Operating lease liability, non-current	1,344	—
Other non-current liability	—	6
Total liabilities	96,881	62,072
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Preferred stock (undesignated), $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding at March 31, 2022 and December 31 2021	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized, 109,675,173 shares issued and outstanding at March 31, 2022; 1,000,000,000 shares authorized, 111,251,660 shares issued and 110,782,909 shares outstanding at December 31, 2021	11	11
Treasury stock, at cost; 0 shares and 468,751 shares at March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	852,156	850,125
Accumulated other comprehensive loss	—	(8)
Accumulated deficit	(392,775)	(292,109)
Total stockholders’ equity (deficit)	459,392	558,019
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$556,273	$620,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADAGIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(UNaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development(1)	$92,035	$34,032
Acquired in-process research and development(2)	—	1,000
Selling, general and administrative	8,704	3,677
Total operating expenses	100,739	38,709
Loss from operations	(100,739)	(38,709)
Other income (expense):
Other income (expense), net	73	9
Total other income (expense), net	73	9
Net loss	(100,666)	(38,700)
Other comprehensive income (loss)
Unrealized gain on available-for-sale securities, net of tax	8	—
Comprehensive loss	$(100,658)	$(38,700)
Net loss per share attributable to common stockholders, basic and diluted	$(0.93)	$—
Weighted-average common shares outstanding, basic and diluted	107,869,570	—
(1)
Includes related-party amounts of $2,000 and $188 for the three months ended March 31, 2022 and 2021, respectively (see Note 15).
(2)
Includes related-party amounts of $0 and $1,000 for the three months ended March 31, 2022 and 2021, respectively (see Note 15).

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADAGIO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2020	12,647,934	$169,548	5,593,240	$1	22,600,000	$(85)	$154	$—	$(65,319)	$(65,249)
Stock-based compensation expense	—	—	—	—	—	—	587	—	—	587
Net loss	—	—	—	—	—	—	—	—	(38,700)	(38,700)
Balances at March 31, 2021	12,647,934	$169,548	5,593,240	$1	22,600,000	$(85)	$741	$—	$(104,019)	$(103,362)

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2021	—	$—	110,782,909	$11	468,751	$—	$850,125	$(8)	$(292,109)	$558,019
Vesting of restricted common stock from early-exercised options	—	—	—	—	—	—	1	—	—	1
Exercise of stock options	—	—	50,353	—	—	—	47	—	—	47
Repurchase of unvested restricted common stock	—	—	(1,158,089)	—	1,158,089	—	—	—	—	—
Retirement of treasury stock	—	—	—	—	(1,626,840)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	1,983	—	—	1,983
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	—	—	(100,666)	(100,666)
Balances at March 31, 2022	—	$—	109,675,173	$11	—	$—	$852,156	$—	$(392,775)	$459,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADAGIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(UNAUDITED)

(In thousands)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Cash flows from operating activities:
Net loss	$(100,666)	$(38,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,983	587
Net amortization of premiums and accretion of discounts on marketable securities	194	—
Amortization of operating lease right-of-use asset	80	—
Depreciation expense	4	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,212	(1,178)
Other non-current assets	3,060	—
Accounts payable	12,899	3,164
Accrued expenses	20,260	12,386
Operating lease liabilities	(69)	—
Other non-current liabilities	(6)	—
Net cash used in operating activities	(59,049)	(23,741)
Cash flows from investing activities:
Maturities of marketable securities	49,000	—
Net cash provided by investing activities	49,000	—
Cash flows from financing activities:
Proceeds from exercises of stock options	47	—
Payments for repurchases of unvested restricted common stock	(2)	—
Net cash provided by financing activities	45	—
Net decrease in cash and cash equivalents	(10,004)	(23,741)
Cash and cash equivalents at beginning of period	542,224	114,988
Cash and cash equivalents at end of period	$532,220	$91,247
Supplemental disclosure of non-cash investing and financing activities:
Operating lease right-of-use asset recognized upon adoption of ASC 842	$1,728	$—
Deferred offering and issuance costs included in accrued expenses	$—	$55

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADAGIO THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Nature of the Business and Basis of Presentation

Adagio Therapeutics, Inc., together with its consolidated subsidiary (the “Company”), is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of differentiated products for the prevention and treatment of infectious diseases. The Company is developing its lead product candidate, adintrevimab, for the prevention and treatment of COVID-19, the disease caused by the virus SARS-CoV-2 and its variants. Beyond COVID-19, the Company is leveraging robust antibody discovery and development capabilities that have enabled expedited advancement of adintrevimab into clinical trials to develop therapeutic or preventative options for other infectious diseases, such as additional coronaviruses and influenza. The Company initiated clinical trials for adintrevimab in February 2021. Adintrevimab is designed to be a potent, long-acting and broadly neutralizing antibody for both the prevention and treatment of COVID-19. The Company was incorporated in the State of Delaware in June 2020. The Company operates as a virtual company and maintains a corporate headquarters for general and administrative purposes only. In addition, the Company engages third parties, including Adimab, LLC (“Adimab”), to perform ongoing research and development and other services on its behalf.

The Company is subject to a number of risks and uncertainties common to early-stage companies in the biopharmaceutical industry, including, but not limited to, completing clinical trials, the ability to raise additional capital to fund operations, obtaining regulatory approval for product candidates, market acceptance of products, competition from substitute products, protection of proprietary intellectual property, compliance with government regulations, the impact of COVID-19, dependence on key personnel, the ability to attract and retain qualified employees, and reliance on third-party organizations for the discovery, manufacturing, clinical and commercial success of its product candidates.

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

The Company has not generated any revenue since inception. The Company’s lead product candidate could require significant additional research and development efforts, including extensive clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and compliance-reporting capabilities. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will generate revenue from product sales, including government supply contracts.

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from sales of convertible preferred stock and proceeds from the Company’s IPO. The Company has incurred losses and negative cash flows from operations since its inception, including a net loss of $100.7 million for the three months ended March 31, 2022. As of March 31, 2022, the Company had an accumulated deficit of $392.8 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its existing cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the interim condensed consolidated financial statements.

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

If the Company is unable to obtain sufficient capital, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion, or future commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

Impact of the COVID-19 Coronavirus

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The evolving and constantly changing impact of the pandemic will directly affect the potential commercial prospects of adintrevimab and other product candidates for the prevention and treatment of COVID-19. The severity of the COVID-19 pandemic and the continued emergence of variants of concern (such as the widespread Omicron variant and its sublineages and the Delta variant), the availability, administration and acceptance of vaccines, monoclonal antibodies, antiviral agents and other therapeutic modalities, vaccine mandates by employers and/or local or national governments, and the potential development of “herd immunity” by the global population will affect the design and enrollment of the Company's clinical trials, the potential regulatory authorization or approval of the Company's product candidates and the commercialization of the Company's product candidates, if approved.

In addition, the Company's business and operations may be more broadly adversely affected by the COVID-19 pandemic. The COVID-19 outbreak and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, facilities and production have been suspended and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services has fallen. The global COVID-19 pandemic continues to evolve rapidly, and the Company will continue to monitor it closely. The ultimate extent of the impact of the COVID-19 pandemic on the Company's business, financial condition, operations and product development timelines and plans remains highly uncertain and will depend on future developments, including the duration and spread of outbreaks and the continued emergence of variants, its impact on the Company's clinical trial design and enrollment, trial sites, contract research organizations (“CROs”), contract development and manufacturing organizations (“CDMOs”), and other third parties with which the Company does business, as well as its impact on regulatory authorities and the Company's key scientific and management personnel. To date, the Company has experienced some delays and disruptions in its development activities as a result of the COVID-19 pandemic. Some of the Company's CROs, CDMOs and other service providers also continue to be impacted. The Company will continue to monitor developments as it addresses the disruptions, delays and uncertainties relating to the COVID-19 pandemic. These developments and the impact of the COVID-19 pandemic on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company's results and operations may be materially adversely affected and may affect the Company's ability to raise capital.

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

The accompanying condensed consolidated financial statements include the accounts of Adagio Therapeutics, Inc. and its wholly owned subsidiary, Adagio Therapeutics Security Corporation. All intercompany accounts and transactions have been eliminated in consolidation. The Company views its operations and manages its business in one operating segment, which is the business of discovering, developing and commercializing differentiated products for the prevention and treatment of infectious diseases.

2. Summary of Significant Accounting Policies

As of March 31, 2022, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2022 (as subsequently amended by Amendment No. 1 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 29, 2022, the “2021 Form 10-K”) have not changed except as discussed below.

Leases

Effective January 1, 2022, the Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASC 842”) using the required modified retrospective approach and utilizing the effective date as its date of initial application. As a result, prior periods are presented in accordance with the previous guidance in ASC 840, Leases (“ASC 840”).

The Company evaluates whether an arrangement is or contains a lease at the inception date. If determined to be or contain a lease, the Company determines the classification of the lease at the commencement date, which represents the date at which the lessor makes the underlying asset available for use by the Company. When determining the expected accounting lease term, the Company includes the noncancellable lease term, together with periods covered by (i) an option to extend the lease if the Company is reasonably certain to exercise such option, (ii) an option to terminate the lease if the Company is reasonably certain not to exercise such option and (iii) an option to extend or not terminate the lease where the exercise of such option is controlled by the lessor. The Company has elected the short-term lease exemption, which allows the Company to not recognize lease liabilities and right-of-use assets arising from lease arrangements with original lease terms of twelve months or less. The Company elected the practical expedient to not separate lease and non-lease components for its leases.

Right-of-use assets represent the Company’s right to use an underlying asset over the lease term and lease liabilities represent the Company’s obligation to make lease payments under the arrangement. The Company measures its lease liabilities as the present value of the lease payments, discounted using an incremental borrowing rate, as interest rates implicit in lease arrangements are generally not readily determinable. The Company measures its right-of-use assets as the present value of its lease payments at the commencement date. The incremental borrowing rate represents the interest rate at which the Company could borrow an amount equal to the lease payments on a fully collateralized basis, over a similar term, in a similar economic environment. The Company recognizes rent expense for operating leases on a straight-line basis. The Company recognizes variable lease expenses as incurred.

The Company remeasures right-of-use assets and lease liabilities when a lease is modified, and the modification is not accounted for as a separate contract. A modification is accounted for as a separate contract if the modification grants the Company an additional right of use not included in the original lease arrangement and the increase in lease payments is commensurate with the additional right of use. The Company assesses its right-of-use assets for impairment in a manner consistent with its assessment for long-lived assets held and used in operations.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2022, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021, the condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 and the condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the three months ended March 31, 2022 and 2021 are unaudited.

The accompanying unaudited condensed consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. The accompanying consolidated balance sheet as of December 31, 2021 was derived from audited financial statements, but does not include all disclosures required by GAAP. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited annual consolidated financial statements, and the notes thereto, as of and for the year ended December 31, 2021, which are included in the Company’s 2021 Form 10-K.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of March 31, 2022 and December 31, 2021, the condensed consolidated results of operations for the three months ended March 31, 2022 and March 31, 2021, the condensed consolidated cash flows for the three months ended March 31, 2022 and March 31, 2021 and changes in stockholders’ equity (deficit) for the three months ended March 31, 2022 and March 31, 2021 have been made. The Company’s condensed consolidated results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

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

The Company is monitoring the potential impact of the COVID-19 pandemic on its business and condensed consolidated financial statements. The Company is not aware of any specific event or circumstance that would require any update to its estimates or judgments reflected in these condensed consolidated financial statements or a revision of the carrying value of its assets or liabilities as of the issuance date of these condensed consolidated financial statements. These estimates may change as new events occur and additional information is obtained.

Recently Issued and Adopted Accounting Pronouncements

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), as subsequently amended. ASC 842 sets forth the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASC 842 replaces the existing guidance in ASC No. 840, Leases (“ASC 840”). ASC 842 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. A lessee is also required to record (i) a right-of-use asset and a lease liability on its balance sheets for all leases with a term of greater than 12 months regardless of their classification and (ii) lease expense on its statement of operations for operating leases and amortization and interest expense on its statement of operations for financing leases. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases under ASC 840. The Company adopted the new standard and used the modified retrospective approach with January 1, 2022 as the initial date of application. The Company elected the available package of practical expedients which allowed the Company to not reassess previous accounting conclusions around whether arrangements are or contain leases, the classification of leases, and the treatment of initial direct costs. As a result of the adoption of ASC 842, the Company recorded (i) an operating lease liability, current of $0.3 million, (ii) an operating lease liability, non-current of $1.4 million and (iii) an operating lease right-of-use asset of $1.7 million, net of the unamortized balance of deferred rent liability as of the transition date. There was no impact from the adoption of ASC 842 to the Company’s results of operations and cash flows from operations. A summary of the impact of the adoption is as follows (in thousands):

	December 31, 2021	Impact of Adoption	January 1, 2022
Operating lease right-of-use asset	$—	$1,728	$1,728
Operating lease liability, current	—	308	308
Other non-current liability	6	(6)	—
Operating lease liability, non-current	—	1,426	1,426

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04 and ASU 2019-05 (collectively, “Topic 326”). The main objective of this update and amendments is to provide information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date and utilize a methodology that requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities are required to be recorded through an allowance for credit losses. The update limits the recognition of the amount of credit losses for available-for-sale debt securities to the amount by which the carrying value exceeds fair value. The measurement will be based on relevant information, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount and requires disclosure requirements related to credit risks. For public entities that qualify as a filer with the Securities and Exchange Commission, excluding entities eligible to be smaller reporting companies, ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years and early adoption is permitted. In November 2019, the FASB deferred the effective date for nonpublic entities to annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. ASU 2016-13 is applied by means of a cumulative-effect adjustment to the opening retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating the potential impact that the adoption of this standard may have on its consolidated financial statements and related disclosures.

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

The Company did not hold any available-for-sale marketable securities as of March 31, 2022.

The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities as of December 31, 2021 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$49,202	$—	$(8)	$49,194

No available-for-sale marketable securities held as of December 31, 2021 had remaining maturities greater than twelve months.

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

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2022:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$531,231	$—	$—	$531,231
	$531,231	$—	$—	$531,231

	Fair Value Measurements at December 31, 2021:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$541,220	$—	$—	$541,220
Marketable securities:
U.S. Treasury securities	49,194	—	—	49,194
	$590,414	$—	$—	$590,414

The money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy.

The Company did not hold any U.S. Treasury securities as of March 31, 2022.

There were no changes to the valuation methods during the three months ended March 31, 2022 or March 31, 2021.

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers into or out of Level 1, Level 2 or Level 3 fair value measurements during the three months ended March 31, 2022 or March 31, 2021.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Prepaid external research, development and manufacturing costs	$19,062	$20,582
Prepaid insurance	1,823	3,190
Prepaid compensation and other	1,196	1,521
	$22,081	$25,293

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued external research, development and manufacturing costs	$72,064	$48,590
Accrued professional and consultant fees	2,326	2,155
Accrued employee compensation	1,817	4,945
Other	330	587
	$76,537	$56,277

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

Amounts paid with respect to services performed by Adimab on the Company’s behalf under the Adimab Assignment Agreement are recognized as research and development expense as such amounts are incurred. For the three months ended March 31, 2022 and 2021, the Company recognized $0.3 million and $0.2 million, respectively, of research and development expense in connection with services provided by Adimab. Please refer to Note 15 for additional information.

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

In February 2021, the Company achieved the first specified milestone under the agreement upon dosing of the first patient in a Phase 1 global clinical trial evaluating adintrevimab, which obligated the Company to make a $1.0 million milestone payment to Adimab. In April 2021, the Company achieved the second specified milestone under the agreement upon dosing of the first patient in a Phase 2 global clinical trial evaluating adintrevimab for the prevention of COVID-19, which obligated the Company to make a $2.5 million milestone payment to Adimab. In August 2021, the Company achieved the third specified milestone under the agreement upon dosing of the first patient in a Phase 3 global clinical trial evaluating adintrevimab for the prevention of COVID-19, which obligated the Company to make a $4.0 million milestone payment to Adimab. The Company recognized each expense when achievement of each of the first, second and third milestones became probable of achievement in February, April and August 2021, respectively. The next potential milestone under the Adimab Assignment Agreement is a $4.0 million milestone related to the acceptance of the filing of the first New Drug Application (“NDA”) for a Product by the U.S. Food and Drug Administration (the “FDA”), which was not considered probable as of March 31, 2022.

During the three months ended March 31, 2022, the Company did not recognize any in-process research and development (“IPR&D”) expense in connection with contingent consideration payable under the Adimab Assignment Agreement. During the three months ended March 31, 2021, the Company recognized $1.0 million as IPR&D expense in connection with upfront consideration and contingent consideration payable under the Adimab Assignment Agreement.

The Company is obligated to pay Adimab royalties of a mid-single-digit percentage based on net sales of any Products, once commercialized. The royalty rate is subject to reductions specified under the agreement. Royalties are due on a Product-by-Product and country-by-country basis beginning upon the first commercial sale of each Product and ending on the later of (i) 12 years after the first commercial sale of such Product in such country and (ii) expiration of the last valid claim of a patent covering such Product in such country (“Royalty Term”). In addition, the Company is obligated to pay Adimab royalties of a specified percentage in the range of 45% to 55% of any compulsory sublicense consideration received by the Company in lieu of certain royalty payments. Except for the first milestone payment of $1.0 million, the second milestone payment of $2.5 million and the third milestone payment of $4.0 million, which were paid by the Company to Adimab in March, May and September 2021, respectively, no other milestone, royalty or other contingent payments had become due to Adimab through March 31, 2022.

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

Adimab Collaboration Agreement

In May 2021, the Company entered into a Collaboration Agreement with Adimab (the “Adimab Collaboration Agreement”) for the discovery and optimization of proprietary antibodies as potential therapeutic product candidates. Under the agreement, the Company and Adimab will collaborate on research programs for a specified number of targets selected by the Company within a specified time period. Under the Adimab Collaboration Agreement, Adimab granted the Company a worldwide, non-exclusive license to certain of its platform patents and technology and antibody patents to perform the Company’s responsibilities during the ongoing research period and for a specified evaluation period thereafter (the “Evaluation Term”). In addition, the Company granted Adimab a license to certain of the Company’s patents and intellectual property solely to perform Adimab’s responsibilities under the research plans. Under the agreement, the Company has an exclusive option, on a program-by-program basis, to obtain licenses and assignments to commercialize selected products containing or comprising antibodies directed against the applicable target, which option may be exercised upon the payment of a specified option fee for each program. Upon exercise of an option by the Company, Adimab will assign to the Company all right, title and interest in the antibodies of the optioned research program and will grant the Company a worldwide, royalty-free, fully paid-up, non-exclusive, sublicensable license under the Adimab platform technology for the development, manufacture and commercialization of the antibodies for which the Company has exercised its options and products containing or comprising those antibodies. The Company is obligated to use commercially reasonable efforts to develop, seek marketing approval for, and commercialize one product that contains an antibody discovered in each research program.

The Company is obligated to pay Adimab a quarterly fee of $1.3 million, which may be cancelled at the Company’s option at any time. For so long as the Company is paying such quarterly fee (or earlier if (i) the Company experiences a change of control after the third anniversary of the Adimab Collaboration Agreement or (ii) Adimab owns less than a specified percentage of the Company’s equity), Adimab and its affiliates will not assist or direct certain third parties to discover or optimize antibodies that are intended to bind to coronaviruses or influenza viruses. The Company may also elect to decrease the scope of Adimab’s exclusivity obligations and obtain a corresponding decrease in the quarterly fee. During the three months ended March 31, 2022, the Company recognized $1.3 million of research and development expense related to the quarterly fee.

For each agreed upon research program that is commenced, the Company is obligated to pay Adimab quarterly for its services performed during a given research program at a specified full-time equivalent rate; a discovery delivery fee of $0.2 million; and an optimization completion fee of $0.2 million. For each option exercised by the Company to commercialize a specific research program, the Company is obligated to pay Adimab an exercise fee of $1.0 million. Amounts paid with respect to services performed by Adimab on the Company’s behalf in each of the research programs under the Adimab Collaboration Agreement are recognized as research and development expense as such amounts are incurred and services are rendered. During the three months ended March 31, 2022, the Company recognized $0.4 million of expense in connection with services provided by Adimab. Through March 31, 2022, the Company has not paid a drug delivery fee or optimization completion fee to Adimab and the Company has not exercised its option with respect to any program.

The Company is obligated to pay Adimab up to $18.0 million upon the achievement of specified development and regulatory milestones for each product under the agreement that achieves such milestones. The next potential milestone under the Adimab Collaboration Agreement is a $1.0 million milestone related to dosing of the first subject in a Phase 1 trial, which was not considered probable as of March 31, 2022. The Company is also obligated to pay Adimab royalties of a mid-single-digit percentage based on net sales of any product under the agreement, subject to reductions for third-party licenses. The royalty term will expire for each product on a country-by-country basis upon the later of (i) 12 years after the first commercial sale of such product in such country and (ii) the expiration of the last valid claim of any patent claiming composition of matter or method of making or using any antibody identified or optimized under the Adimab Collaboration Agreement in such country.

In addition, the Company is obligated to pay Adimab for Adimab’s performance of certain validation work with respect to certain antigens acquired from a third party. In consideration for this work, the Company is obligated to pay Adimab royalties of a low single-digit percentage based on net sales of products that contain such antigens for the same royalty term as antibody-based products, but the Company is not obligated to make any milestone payments for such antigen products. Through March 31, 2022, the Company has not paid any royalties to Adimab under the Adimab Collaboration Agreement.

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

The Company paid an upfront fee of $0.2 million to WuXi upon completion of cell bank generation for the first Licensed Cell Line created under the arrangement. The Company is also obligated to pay royalties in the range of 0.3% to 0.5% to WuXi based on net sales of any Licensed Products manufactured by the Company or a third party on its behalf. However, if the Company uses WuXi to manufacture all of its commercial supplies, no royalties would be owed by the Company to WuXi for net sales of Licensed Products. The Company has an option to buy out its royalty obligations on a Licensed Cell Line-by-Licensed Cell Line basis by making a one-time payment of $15.0 million to WuXi. Royalties are due on a Licensed Product-by-Licensed Product basis commencing on the date of the first commercial sale of the applicable product and continue for so long as the Company commercializes Licensed Products or until the Company exercises its option to buy out the royalty obligations. Through March 31, 2022, no royalties had become due to WuXi.

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

Pursuant to the terms of the Research Agreement, the Company was granted an exclusive option (the "Option") to acquire an exclusive, worldwide, sublicensable license under TSRI’s rights in certain patent rights and know-how for the exploitation of any vaccine product containing, comprised of, or derived from, any vaccine candidate identified or developed under the Research Program (each, a “TSRI Licensed Product”) in the Specified Field. Any licenses granted under the arrangement are subject to certain exceptions, conditions and reserved rights. The Company’s option is exercisable for a predefined period of time as outlined in the arrangement. Upon exercise of the Option, the Company is required to reimburse certain patent costs previously incurred by TSRI and bear all future related patent costs. Following the exercise of the Option, the Company has the sole right and responsibility for the further development and potential commercialization of the associated Licensed Product, at its sole cost and expense. As of March 31, 2022, the Company had not exercised its Option.

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

Amounts incurred for services performed by TSRI under each of the research plans are expensed to research and development expense as the services are rendered. During the three months ended March 31, 2022, the Company recognized $0.9 million of expense associated with services performed under the Research Agreement.

In April 2022, the Company provided written notice to TSRI to terminate the Research Agreement.

8. Commitments and Contingencies

Operating Lease Commitments

In September 2021, the Company entered into a five year noncancelable facilities lease agreement for approximately 9,600 square feet of office space in Waltham, Massachusetts. The monthly rental payments under the lease, which include base rent charges of $0.4 million per year, are subject to periodic rent increases through September 2026. In addition to base rent, monthly rental payments include the Company’s proportionate share of operating expenses. The lease terms provide for one five-year extension term with base rent calculated on the then-market rate.

The components of operating lease expense were as follows (in thousands):

Three Months Ended March 31,
2022
Operating lease cost	$105
Variable lease cost	8
Total lease cost	$113

Supplemental cash flow information related to the operating lease was as follows (in thousands)

Three Months Ended March 31,
2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$100

Future minimum lease payments under the noncancelable lease as of March 31, 2022 was as follows (in thousands):

Year Ending December 31,	Operating Lease
2022 (excluding the three months ended March 31, 2022)	$302
2023	411
2024	421
2025	430
2026	328
Total lease payments	1,892
Present value adjustment	(233)
Present value of operating lease liability	$1,659

As of March 31, 2022, the Company’s operating lease was measured using a weighted-average incremental borrowing rate of 6% over a weighted-average remaining lease term of 4.5 years.

License Agreements

The Company has entered into license agreements with Adimab, WuXi and TSRI (see Note 7). In April 2022, the Company provided written notice to TSRI to terminate the Research Agreement.

Manufacturing Agreements

In December 2020, the Company entered into a Commercial Manufacturing Services Agreement with WuXi, which was amended and restated in August 2021 (as amended and restated, the “Commercial Manufacturing Agreement”). The Commercial Manufacturing Agreement outlines the terms and conditions under which WuXi manufactures adintrevimab drug substance and drug product for commercial use.

The Company committed to minimum noncancelable purchase obligations related to batches of adintrevimab drug substance and certain services with respect to the product requirements for 2022, the payments for which will extend into 2023, and batches of adintrevimab drug product and certain services with respect to the product requirements for 2022, the payments for which will extend into 2023. As of March 31, 2022, there were no material changes to future minimum payments under non-cancelable purchase obligations associated with the Commercial Manufacturing Agreement. As of March 31, 2022, the Company had paid an aggregate of $19.6 million under the Commercial Manufacturing Agreement. The payments of $19.6 million resulted in a current prepaid expense of $17.4 million, included in prepaid expenses and other current assets, and $2.2 million was expensed to research and development expense as incurred.

In April 2022, the total volume of contractually binding drug substance and drug product batches to be manufactured under the Commercial Manufacturing Agreement was reduced, resulting in a decrease of the previous commitment of minimum non-cancelable purchase obligations of $107.8 million and a related credit in the low eight-figures to be received in the future toward services rendered by WuXi.

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

Other Contracts

The Company enters into agreements with third parties during the ordinary course of business for various products and services, including those related to research, preclinical and clinical operations, manufacturing and support, supply chain, and distribution. These contracts do not contain any material minimum purchase commitments. Certain of these agreements provide for termination rights subject to the payment of termination fees and/or wind-down costs. Under such agreements, the Company is contractually obligated to make certain payments to vendors upon early termination, primarily to reimburse them for their unrecoverable outlays incurred prior to cancellation as well as any amounts owed by the Company prior to early termination. The actual amounts the Company could pay in the future to the vendors under such agreements may differ from the purchase order amounts due to cancellation provisions. The termination fees were not probable of payment as of March 31, 2022 and December 31, 2021.

Legal Proceedings

From time to time, the Company may become involved in legal proceedings or other litigation relating to claims arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and estimated exposure amount. Legal fees and other costs associated with such proceedings are expensed as incurred. As of March 31, 2022 and December 31, 2021, the Company was not a party to any material legal proceedings.

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

10. Common Stock

The voting, dividend and liquidation rights of the holders of shares of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of the Preferred Stock set forth above and described in the Company’s final prospectus related to the IPO filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”) on August 6, 2021.

In June 2020, the Company issued and sold 21,250,000 shares of its common stock to Adimab upon formation of the Company for $0.00002 per share. In July 2020, such shares of common stock were repurchased by the Company from Adimab contemporaneous with the execution of the Adimab Assignment Agreement, pursuant to which the Company acquired certain intellectual property rights in exchange for the issuance of 5,000,000 shares of its Series A Preferred Stock. As of March 31, 2022 and December 31, 2021 the 21,250,000 shares of common stock repurchased from Adimab were retired and redesignated as authorized but unissued shares of the Company’s common stock. The fair value of the repurchased common stock was $0.004 per share, or $85,000 in the aggregate, as determined based on a third-party valuation (see Note 7).

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

As of March 31, 2022, the Company had reserved 43,533,527 shares of common stock for the exercise of outstanding stock options and the issuance of awards available for grant under the Company’s 2020 Equity Incentive Plan, 2021 Equity Incentive Plan and 2021 Employee Stock Purchase Plan (see Note 11).

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

In February 2022, the Company repurchased 1,158,089 shares of unvested restricted common stock at the original purchase price upon a termination of service during the vesting period. The shares of common stock repurchased were recorded as treasury stock in the accompanying condensed consolidated balance sheets and consolidated statements of convertible preferred stock and stockholders’ equity (deficit) as such shares were not retired. The fair value of the repurchased common stock was insignificant.

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

The exercise price for stock options granted may not be less than the fair market value of the Company’s common stock on the date of grant, as determined by the board of directors, or at least 110% of the fair market value of the Company’s common stock on the date of grant in the case of an incentive stock option granted to an employee who owns stock representing more than 10% of the voting power of all classes of stock as determined by the board of directors as of the date of grant. Prior to the IPO, the Company’s board of directors determined the fair value of the Company’s common stock, taking into consideration its most recently available valuation of common stock performed by third parties as well as additional factors which may have changed since the date of the most recent contemporaneous valuation through the date of grant. Stock options granted under the 2020 Plan expire after ten years and typically vest over a four-year period with the first 25% vesting upon the first anniversary of a specified vesting commencement date and the remainder vesting in 36 equal monthly installments over the succeeding three years, contingent on the recipient’s continued employment or service. Certain awards of stock options permit the holders to exercise the option in whole or in part prior to the full vesting of the option in exchange for unvested shares of restricted common stock with respect to any unvested portion of the option so exercised.

As of March 31, 2022, there were 12,102,733 shares authorized to be issued upon the exercise of outstanding stock option grants and no shares reserved for future issuance under the 2020 Plan.

2021 Equity Incentive Plan

In July 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective immediately prior to and contingent upon the execution of the underwriting agreement related to the Company’s IPO. The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares reserved for issuance under the 2021 Plan was equal to 35,075,122, which is the sum of 11,413,572 new shares; plus the number of shares (not to exceed 23,661,550 shares), which represents (i) the number of shares that remained available for issuance under the 2020 Plan, at the time the 2021 Plan became effective, and (ii) any shares subject to outstanding stock options or other stock awards that were granted under the 2020 Plan that are forfeited, terminate, expire or are otherwise not issued. In addition, the number of shares of the Company’s common stock reserved for issuance under the 2021 Plan will automatically increase on the first day of each calendar year, beginning on January 1, 2022 and continuing through January 1, 2031, in an amount equal to 5% of the shares of common stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the board of directors. On January 1, 2022, 5,539,145 shares of common stock were automatically added to the shares authorized for issuance under the 2021 Plan pursuant to the terms of the 2021 Plan. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2021 Plan will be added back to the shares of common stock available for issuance under the 2021 Plan.

As of March 31, 2022, there were 42,190,754 shares authorized to be issued, which includes 22,452,807 shares reserved for future issuance under the 2021 Plan.

Stock Option Valuation

The fair value of stock option grants is estimated using the Black-Scholes option-pricing model. Prior to its IPO in August 2021, the Company had been a private company. Due to the proximity to the IPO, the Company continues to lack sufficient company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. For options with service-based vesting conditions, the expected term of the Company’s stock options has been determined utilizing the “simplified” method. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of stock options granted:

	Three Months Ended March 31,	Three Months Ended March 31,
	2022	2021
Expected term (in years)	6.0	6.0
Expected volatility	72.3%	73.5%
Risk-free interest rate	1.8%	0.6%
Expected dividend yield	—%	—%

Stock Option Activity

The following table summarizes the Company’s stock option activity since December 31, 2021:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2021	18,871,592	$10.15	9.3	$24,897
Granted	5,520,081	$6.56
Exercised	(50,353)	$0.94
Forfeited	(4,603,373)	$10.59
Outstanding at March 31, 2022	19,737,947	$9.07	9.2	$10,594
Vested and expected to vest at March 31, 2022	19,737,947	$9.07	9.2	$10,594
Options exercisable at March 31, 2022	2,394,616	$3.68	8.7	$4,209

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2022 was $4.23 per share.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair market value of the common stock for the options that were in the money at March 31, 2022 and December 31, 2021.

The total intrinsic value of stock options exercised was $0.3 million for the three months ended March 31, 2022.

Early Exercise of Stock Options into Restricted Stock

The Company’s restricted stock activity during the three months ended March 31, 2022 is solely due to shares of restricted common stock issued pursuant to the permitted early exercise of stock options. Shares of common stock issued upon exercise of unvested stock options are restricted and continue to vest in accordance with the original vesting schedule applicable to the associated stock option award. The Company has the right to repurchase any unvested shares of restricted common stock, at the original purchase price, upon any voluntary or involuntary termination of the service relationship during the vesting period.

A summary of the Company’s unvested common stock from option early exercises that is subject to repurchase by the Company is as follows:

Number of Shares
Unvested restricted stock at December 31, 2021	3,082,175
Issued	—
Vested	(266,858)
Repurchased	(1,158,089)
Unvested restricted stock at March 31, 2022	1,657,228

Proceeds from the early exercise of stock options are recorded as an early-exercise liability on the condensed consolidated balance sheets. The liability for unvested common stock subject to repurchase is then reclassified to common stock and additional paid-in capital as the Company’s repurchase right lapses. Shares issued pursuant to the early exercise of stock options are not considered to be outstanding for accounting purposes until the shares vest. As of March 31, 2022 and December 31, 2021 the liability related to the payments for unvested shares from early-exercised options was less than $0.1 million.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,	Three Months Ended March 31,
	2022	2021
Research and development	$3,153	$279
Selling, general and administrative	(1,170)	308
	$1,983	$587

In February 2022, Tillman U. Gerngross, Ph.D., resigned as Chief Executive Officer and President and as a member of the Company's board of directors. In accordance with his resignation, Dr. Gerngross's outstanding stock options were forfeited, resulting in a reversal of selling, general and administrative related stock-based compensation expense of approximately $4.6 million.

As of March 31, 2022, total unrecognized stock-based compensation expense related to unvested stock-based awards was $95.8 million, which is expected to be recognized over a weighted-average period of 3.2 years.

2021 Employee Stock Purchase Plan

In July 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (the ‘‘2021 ESPP’’), which became effective immediately prior to and contingent upon the execution of the underwriting agreement related to the Company’s IPO. A total of 1,342,773 shares of common stock were initially reserved for issuance under the 2021 ESPP. There were no shares issued under the 2021 ESPP as of March 31, 2022. The number of shares of common stock that may be issued under the 2021 ESPP will automatically increase on the first day of each calendar year, beginning on January 1, 2022 and continuing through January 1, 2031, by an amount equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the calendar month before the date of each automatic increase, (ii) 2,685,546 shares and (iii) an amount determined by the Company’s board of directors. The number of shares to be issued under the 2021 ESPP did not increase on January 1, 2022.

12. Income Taxes

For the three months ended March 31, 2022 and 2021, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period, due to its uncertainty of realizing a benefit from those items. All of the Company’s operating losses since inception have been generated in the United States.

13. Defined Contribution Plan

The Company maintains a 401(k) Plan (the “401(k) Plan”) for the benefit of eligible employees. The 401(k) Plan is a defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986 that covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Pursuant to the terms of the 401(k) Plan, the Company is required to make non-elective contributions of 3% of eligible participants’ compensation. For the three months ended March 31, 2022 and 2021, the Company contributed $0.2 million and less than $0.1 million, respectively, to the 401(k) Plan.

14. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$(100,666)	$(38,700)
Denominator:
Weighted-average common shares outstanding, basic and diluted	107,869,570	—
Net loss per share attributable to common stockholders, basic and diluted	$(0.93)	$—

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

	Three Months Ended March 31,	Three Months Ended March 31,
	2022	2021
Convertible preferred stock (as converted to common stock)	—	63,239,670
Stock options to purchase common stock	19,737,947	2,968,070
Unvested restricted common stock	1,657,228	5,593,240
	21,395,175	71,800,980

15. Related Party Transactions

Adimab participated in the Series B Preferred Stock financing and the Series C Preferred Stock financing by purchasing 44,076 and 128,064 shares of Series B Preferred Stock and Series C Preferred Stock, respectively, for an aggregate purchase price of $2.5 million and $10.0 million, respectively (see Note 9).

Adimab Assignment Agreement

Under the Adimab Assignment Agreement, Adimab, a principal stockholder of the Company, received upfront consideration in the form of Series A Preferred Stock, is entitled to receive milestone and royalty payments upon specified conditions, and receives payments from the Company for providing ongoing services under the agreement (see Note 7).

During the three months ended March 31, 2022, the Company did not recognize any IPR&D expense pursuant to the Adimab Assignment Agreement. During the three months ended March 31, 2021, the Company recognized $1.0 million as IPR&D expense in connection with milestones payable under the Adimab Assignment Agreement (see Note 7).

During the three months ended March 31, 2022 and 2021, the Company recognized $0.3 million and $0.2 million of research and development expense, respectively, with respect to services performed by Adimab on the Company’s behalf under the Adimab Assignment Agreement (see Note 7).

Adimab Collaboration Agreement

Under the Adimab Collaboration Agreement, the Company is obligated to pay Adimab for certain fees, milestone and royalty payments (see Note 7).

During the three months ended March 31, 2022, the Company recognized $1.3 million of research and development expense related to the quarterly fee.

During the three months ended March 31, 2022, the Company recognized $0.4 million of research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Collaboration Agreement.

As of March 31, 2022 and December 31, 2021, $2.0 million and $0.6 million, respectively, was due to Adimab under both the Adimab Assignment Agreement and the Adimab Collaboration Agreement by the Company. As of March 31, 2022 and December 31, 2021, no amounts were due from Adimab under the Adimab Assignment Agreement or the Adimab Collaboration Agreement to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2022 (as subsequently amended by Amendment No. 1 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 29, 2022, the “2021 Form 10-K”). Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to Adagio Therapeutics, Inc. together with its consolidated subsidiary.

Forward-Looking Statements

The information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements and information within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements, including, without limitation, the risks set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q and in our other filings with the SEC. These forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

Overview

Adagio Therapeutics, Inc. is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of differentiated products for the prevention and treatment of infectious disease. We are developing our lead product candidate, adintrevimab, for the prevention and treatment of coronavirus disease 2019, or COVID-19, the disease caused by the virus SARS-CoV-2 and its variants. COVID-19 has caused the current global pandemic that remains a significant global health crisis and has resulted in millions of deaths and lasting health problems in many survivors. We believe that COVID-19 will become an endemic disease requiring a variety of effective, safe and convenient prevention and treatment options for years to come. We are leveraging our team’s collective expertise and capabilities to deliver adintrevimab to patients and to discover novel solutions to infectious diseases through internal research and collaborations.

Adintrevimab is designed to be a potent, long-acting and broadly neutralizing antibody for both the prevention and treatment of COVID-19. We believe several key attributes combine to potentially differentiate adintrevimab, including breadth, potency, durability of protection, convenient intramuscular, or IM, administration, and potential for broad application across multiple indications, depending on the SARS-CoV-2 variant.

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

We are assessing adintrevimab in two separate Phase 2/3 clinical trials: our EVADE trial to evaluate adintrevimab for the prevention of COVID-19 and our STAMP trial to evaluate adintrevimab for the treatment of COVID-19. Our EVADE clinical trial is a global Phase 2/3 clinical trial evaluating adintrevimab as a prevention for COVID-19 in both the post-exposure and pre-exposure settings. Our STAMP trial is our global Phase 2/3 clinical trial evaluating adintrevimab as a treatment for COVID-19. Due to the emergence and global spread of the Omicron variant, against which adintrevimab has reduced in vitro neutralization potency compared to prior variants, enrollment in both EVADE and STAMP was paused on January 11, 2022, and preliminary safety and efficacy data were evaluated in pre-and post-Omicron populations (EVADE) and non-Omicron/Omicron populations (STAMP).

In the primary analysis population, patients infected with or exposed to a non-Omicron variant, or the pre-Omicron group, adintrevimab met the primary objectives across all three indications, demonstrating statistically significant and clinically meaningful efficacy. In pre-exposure and post-exposure prophylaxis, adintrevimab was associated with 71% and 75% relative risk reductions compared to placebo, respectively, in the prevention of reverse transcription-polymerase chain reaction, or RT-PCR, confirmed symptomatic COVID-19. In an exploratory analysis of patients exposed to the Omicron variant, or the post-Omicron group, in pre-exposure prophylaxis, adintrevimab was associated with a clinically meaningful reduction in the risk of developing RT-PCR confirmed symptomatic COVID-19 compared with placebo. In treatment, adintrevimab was associated with a 66% relative risk reduction compared to placebo in the incidence COVID-19 related hospitalization or all cause death through Day 29 in the pre-Omicron group. In patients treated within three days of symptom onset, adintrevimab was associated with a reduced risk of COVID-19 hospitalization or death from any cause through Day 29 by 74% compared to placebo. A preliminary analysis of available safety data in each trial revealed a safety profile similar to that of placebo for adintrevimab.

The Omicron BA.2 variant, which has shown reduced in vitro susceptibility to monoclonal antibodies, has recently emerged as the current predominant variant of SARS-CoV-2 in the United States. Adintrevimab, which has demonstrated broadly neutralizing activity in vitro against SARS-CoV-2 variants of concern including Alpha, Beta, Delta, Delta Plus, Gamma and Omicron BA.1, has markedly reduced neutralization activity in vitro against the Omicron BA.2 variant. Based on feedback from the FDA regarding adintrevimab’s lack of neutralizing activity against the BA.2 variant, we are pausing the submission of an Emergency Use Authorization, or EUA, request. We intend to continue engaging with the FDA and monitor the evolution of SARS-CoV-2 and the in vitro activity of adintrevimab against predominant variants in the United States to determine the optimal timing for the planned EUA request. In addition we continue engaging with other health authorities outside of the United States on potential authorization pathways for adintrevimab.

We are committed to advancing adintrevimab as a potential future therapeutic option in anticipation of the emergence of new variants. We are on-track to have more than one million doses of adintrevimab secured in 2022, in preparation of its potential utility as a prophylaxis and treatment option for COVID-19 in the future.

We are also evaluating additional broadly neutralizing antibodies targeting the receptor binding domain, or RBD, as well as other subdomains within the spike protein for COVID-19. In addition, we plan to leverage our robust antibody discovery and development capabilities and our partnerships that together have enabled our expedited advancement of adintrevimab into clinical trials to develop therapeutic or preventative options for other infectious diseases, such as additional coronaviruses and influenza. We continue to evaluate product candidates for infectious diseases with high unmet medical need through in-licensing opportunities that may leverage our team’s expertise and capabilities.

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

We were formed in June 2020. In July 2020, we entered into an assignment and license agreement, or the Adimab Assignment Agreement, with Adimab, pursuant to which we acquired certain rights to Adimab’s antibodies relating to COVID-19 and severe acute respiratory syndrome, or SARS, as well as related provisional patent applications, know-how and data generated with respect to the associated antibodies. In addition, Adimab granted to us a non-exclusive, worldwide license to certain of Adimab’s platform patents and technology for use in research and development. In connection with the rights and license acquired, we issued 5,000,000 shares of our Series A Preferred Stock to Adimab. In May 2021, we entered into a funded discovery agreement with Adimab focused on discovery efforts for new antibodies that may be effective against other coronaviruses and influenza, both of which have the potential to cause pandemics. In the event that Adimab discovers an antibody that is expected to meet certain product profiles developed by us, we will have the exclusive option to require Adimab to assign us its rights in any such antibody and to grant us certain licenses. In addition, we engage other third parties to perform ongoing research and development and other services on our behalf.

Since our inception, we have devoted substantially all of our resources to organizing and staffing, building an intellectual property portfolio, business planning, conducting research and development, establishing and executing arrangements with third parties for the manufacture of our product candidates and raising capital. We rely heavily on partnerships, external consultants and contract research organizations, or CROs, to conduct our discovery, non-clinical, preclinical and clinical activities. Additionally, we are currently dependent on WuXi Biologics (Hong Kong) Limited, or WuXi, a contract development and manufacturing organization, or CDMO, for the manufacture of our product candidates for clinical and commercial use. We expect to continue to rely on third parties for clinical trials and the manufacture and testing of our product candidates.

Since our inception, we have financed our operations with net proceeds of $464.7 million from sales of our preferred stock, and most recently, with net proceeds from our initial public offering, or IPO. In August 2021, we completed our IPO, pursuant to which we issued and sold 20,930,000 shares of our common stock, including 2,730,000 shares of common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received aggregate net proceeds from our IPO of $327.5 million, after deducting underwriting discounts and commissions and offering expenses payable by us. To date, we have not generated any revenue from any sources, including product sales or government supply contracts. We have not yet commenced significant development activities with respect to other product candidates. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates, if approved.

Since our inception, we have incurred significant losses, including a net loss of $100.7 million for the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $392.8 million. We expect to continue to incur significant expenses and recognize losses in the foreseeable future as we expand and progress our research and development activities as well as the associated manufacturing activities and commercialization efforts. In addition, our losses from operations may fluctuate significantly from period to period depending on the timing of our clinical trials and our expenditures on other research and development activities, including any associated manufacturing activities, and potential commercialization efforts. Our expenses could increase substantially in connection with our ongoing activities, as we:

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
•
acquire or in-license other product candidates, intellectual property and/or discovery technologies;
•
validate our commercial-scale current good manufacturing practices, or cGMP, manufacturing process;
•
manufacture material under cGMP at our contracted manufacturing facilities for clinical trials and potential EUA, regulatory approval and commercial sales;
•
maintain, expand, enforce, defend and protect our intellectual property portfolio;
•
comply with regulatory requirements established by the applicable regulatory authorities;
•
establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain regulatory approval or EUA;
•
hire and retain additional personnel, including research, clinical, development, manufacturing, quality control, quality assurance, regulatory and scientific personnel;
•
add operational, financial, corporate development, management information systems and administrative personnel, including personnel to support our product development and planned future commercialization efforts; and
•
incur additional legal, accounting and other expenses in operating as a public company, including expenses related to corporate governance matters and stockholder proposals for our 2022 annual meeting of stockholders.

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

Because of the numerous risks and uncertainties associated with pharmaceutical product development and emergence of adintrevimab susceptible SARS-CoV-2 variants of concern, or VOCs, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. We may never obtain regulatory approval for any of our product candidates. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

Based on our current operating plan, we believe that our existing cash and cash equivalents of $532.2 million as of March 31, 2022, will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”

Impact of COVID-19 on Our Operations

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The evolving and constantly changing impact of the pandemic will directly affect the potential commercial prospects of adintrevimab and other product candidates for the prevention and treatment of COVID-19. The severity of the COVID-19 pandemic and the continued emergence of VOCs (such as the widespread Omicron variant and its sublineages and the Delta variant), the availability, administration and acceptance of vaccines, monoclonal antibodies, antiviral agents and other therapeutic modalities, vaccine mandates by employers and/or local or national governments, and the potential development of “herd immunity” by the global population will affect the design and enrollment of our clinical trials, the potential regulatory authorization or approval of our product candidates and the commercialization of our product candidates, if approved.

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
•
expenses incurred under agreements with third parties, such as collaborators, consultants, contractors and CROs, that conduct the discovery, non-clinical and preclinical studies and clinical trials of our product candidates and research programs;
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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher and more variable development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Our research and development expenses could increase substantially in the near term as we advance adintrevimab through clinical development on a global basis, pursue regulatory approval of adintrevimab, continue to discover and develop additional product candidates and incur expenses associated with hiring additional personnel to support our research and development efforts, including the associated manufacturing activities.

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
•
filing acceptable investigational new drug applications with the FDA or comparable foreign applications that allow commencement of our planned clinical trials or future clinical trials for our product candidates;
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

A change in the outcome of any of these variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of that product candidate. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. We may never succeed in obtaining regulatory approval or EUA for any of our product candidates. In addition, in the absence of a declaration by the U.S. Department of Health and Human Services of a federal public health emergency, or a Public Health Emergency, we will not be able to receive an EUA. The declaration of a Public Health Emergency was most recently renewed in April 2022 and may or may not be renewed again.

Acquired In-Process Research and Development Expenses

Acquired in-process research and development, or IPR&D, expenses consist primarily of the upfront costs we incurred in July 2020, as well as any costs of contingent milestone payments we incurred in subsequent periods, to acquire rights to Adimab’s antibodies relating to COVID-19 and SARS and related intellectual property and a license to certain of Adimab’s platform patents and technology, or the IPR&D assets, for use in the research and development of our product candidates. We expensed the cost of the IPR&D assets because they had no alternative future use as of the acquisition date. We will recognize additional acquired IPR&D expenses in the future if and when it is deemed probable that we will make contingent milestone payments to Adimab under the terms of the agreement by which we acquired the IPR&D assets.

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

Our selling, general and administrative expenses could increase in the future as our business expands and we increase our headcount to support the expected growth in our research and development activities and the potential commercialization of our product candidates. In particular, we could incur additional commercialization expenses prior to any regulatory approval or EUA of our product candidates as we continue to expand our commercial function to support potential future product launches. We also anticipate that we will continue to incur increased expenses associated with operating as a public company, including increased costs of accounting, audit, legal, regulatory and tax-related services, director and officer insurance premiums, and investor and public relations costs. We also expect to incur additional intellectual property-related expenses as we file additional patent applications to protect innovations arising from our research and development activities.

Through March 31, 2022, we have operated as a virtual company and maintain a corporate headquarters for general and administrative purposes only. Therefore, we do not incur material operating expenses for the rent, maintenance and insurance of facilities or for depreciation of fixed assets.

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

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,	Three Months Ended March 31,
(in thousands)	2022	2021	Change
Operating expenses:
Research and development	$92,035	$34,032	$58,003
Acquired in-process research and development	—	1,000	(1,000)
Selling, general and administrative	8,704	3,677	5,027
Total operating expenses	100,739	38,709	62,030
Loss from operations	(100,739)	(38,709)	(62,030)
Other income (expense):
Other income (expense), net	73	9	64
Total other income (expense), net	73	9	64
Net loss	$(100,666)	$(38,700)	$(61,966)

The following discussion presents the components of our expenses for the periods presented:

Research and Development Expenses

	Three Months Ended March 31,	Three Months Ended March 31,
(in thousands)	2022	2021	Change
Direct, external research and development expenses by program:
Adintrevimab	$77,583	$30,652	$46,931
Unallocated research and development expenses:
Personnel-related costs	9,512	2,260	7,252
External discovery-related and other costs	4,940	1,120	3,820
Total research and development expenses	$92,035	$34,032	$58,003

Research and development expenses were $92.0 million for the three months ended March 31, 2022, compared to $34.0 million for the three months ended March 31, 2021. The $58.0 million increase in research and development expenses was primarily due to the following:

•
The increase in direct costs related to our adintrevimab program of $46.9 million was primarily due to overall increases in our contract manufacturing and contract research expenses of $33.6 million related to the production of materials for use in our clinical trials and nonclinical studies for the adintrevimab program, as well as supply for use under a potential EUA for adintrevimab, procured from WuXi, our sole-source supplier of drug substance and drug product, and clinical trial expenses of $13.7 million related to ongoing activities for our clinical trials for the adintrevimab program, partially offset by lower costs due to a pause in trial enrollment during the three months ended March 31, 2022. These overall increases were offset by a decrease in other external research and development costs of $0.4 million.
•
Personnel-related costs, including salaries, bonuses, benefits and other compensation-related costs were $6.3 million and stock-based compensation expense was $3.2 million for the three months ended March 31, 2022, compared to personnel-related costs of $2.0 million and stock-based compensation expense of $0.3 million for the three months ended March 31, 2021. The increase in personnel-related costs of $7.2 million was primarily due to the hiring of additional individuals to support the development of our product candidates, including an increase in stock-based compensation expense of $2.9 million.
•
The increase in external discovery-related and other costs of $3.8 million was primarily due to the $1.3 million quarterly fee under the Adimab Collaboration Agreement, which was entered into during the second quarter of 2021, $0.9 million related to services performed under the Research Collaboration and License Agreement with TSRI, $0.6 million with respect to services performed by Adimab on our behalf under the Adimab Assignment Agreement and the Adimab Collaboration Agreement, and $1.0 million in other external costs, including consulting services, insurance costs and software expenditures.

Acquired In-Process Research and Development Expenses

There was no IPR&D expense recognized during the three months ended March 31, 2022.

Acquired IPR&D expenses of $1.0 million for the three months ended March 31, 2021 consisted of the cost we incurred in the period under the Adimab Assignment Agreement for a milestone payment that became due to Adimab in February 2021 upon the dosing of the first patient in a Phase 1 clinical trial evaluating adintrevimab. The amount of this contingent payment was recognized as an IPR&D expense based on the nature of the associated assets acquired from Adimab on the date the milestone achievement became probable.

Selling, General and Administrative Expenses

	Three Months Ended March 31,	Three Months Ended March 31,
(in thousands)	2022	2021	Change
Personnel-related costs	$1,643	$1,494	$149
Professional and consultant fees	6,661	1,969	4,692
Other	400	214	186
Total selling, general and administrative expenses	$8,704	$3,677	$5,027

Selling, general and administrative expenses were $8.7 million for the three months ended March 31, 2022, compared to $3.7 million for the three months ended March 31, 2021. The $5.0 million increase in selling, general and administrative expenses was primarily due to the following:

•
Personnel-related costs, including salaries, bonuses, benefits and other compensation-related costs were $2.8 million and stock-based compensation expense was a credit of $1.2 million for the three months ended March 31, 2022, compared to personnel-related costs of $1.2 million and stock-based compensation expense of $0.3 million for the three months ended March 31, 2021. The increase in personnel-related costs of $0.1 million was primarily due to the hiring of additional individuals to support our operations as we began operating as a public company, partially offset by the reversal of stock-based compensation expense related to the forfeiture of stock options in conjunction with the resignation of our former Chief Executive Office and President.
•
The increase in professional services and consultant fees of $4.7 million was primarily attributable to costs incurred as we began operating as a public company, including director and officer insurance premiums, and other fees.
•
Other costs remained relatively consistent between periods.

Other Income (Expense), Net

Other income (expense), net was less than $0.1 million for the three months ended March 31, 2022, consisting primarily of interest earned on invested cash balances. There was no other income (expense), net recognized during the three months ended March 31, 2021.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in June 2020, we have not generated any revenue from any sources, including from product sales or government supply contracts, and have incurred significant operating losses and negative cash flows from operations. We expect to incur substantial expenses and operating losses for the foreseeable future as we advance the clinical development of our product candidates. To date, we have financed our operations with net proceeds of $464.7 million from sales of our preferred stock, and most recently, with net proceeds from our IPO in August 2021, in which we issued and sold 20,930,000 shares of our common stock, including 2,730,000 shares of common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received aggregate net proceeds from our IPO of $327.5 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

As of March 31, 2022, we had cash and cash equivalents of $532.2 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(59,049)	$(23,741)
Net cash provided by investing activities	49,000	—
Net cash provided by financing activities	45	—
Net decrease in cash and cash equivalents	$(10,004)	$(23,741)

Operating Activities

During the three months ended March 31, 2022, operating activities used $59.0 million of cash, primarily due to our net loss of $100.7 million, partially offset by non-cash charges of $2.3 million. Net cash provided by changes in our operating assets and liabilities consisted of a $20.3 million increase in accrued expenses and a $12.9 million increase in accounts payable, partially offset by a $3.2 million decrease in prepaid expenses and other current assets and a $3.1 million decrease in other non-current assets. The increases in accounts payable and accrued expenses were primarily due to increased external costs associated with our research and development activities, including clinical trials and clinical and commercial manufacturing.

During the three months ended March 31, 2021, operating activities used $23.7 million of cash, primarily resulting from our net loss of $38.7 million, partially offset by non-cash charges of $0.6 million and net cash provided by changes in our operating assets and liabilities of $14.4 million. Net cash provided by changes in our operating assets and liabilities for the three months ended March 31, 2021 consisted primarily of a $12.4 million increase in accrued expenses and a $3.2 million increase in accounts payable, both partially offset by a $1.2 million increase in prepaid expenses and other current assets. The increases in accounts payable, accrued expenses and prepaid expenses were primarily due to increased external costs associated with our research and development activities, including clinical trials and manufacturing.

In all periods presented, other changes in prepaid expenses and other current assets, accounts payable, accrued expenses and other liabilities not described above were generally due to growth in our business, the advancement of our research programs, and the timing of vendor invoicing and payments.

Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2022 consisted of $49.0 million in maturities of marketable securities.

We had no cash used in or provided by investing activities for the three months ended March 31, 2021.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2022 primarily consisted of less than $0.1 million from exercises of stock options.

We had no cash used in or provided by financing activities for the three months ended March 31, 2021.

Funding Requirements

Our expenses could increase in connection with our ongoing activities, particularly as we advance the non-clinical and preclinical studies and the current and future clinical trials of our product candidates, including any associated manufacturing activities, and potential commercialization efforts. Our funding requirements and timing and amount of our operating expenditures will depend on many factors, including:

•
the rate of progress in the development of adintrevimab and our other product candidates;
•
the scope, progress, results and costs of discovery, non-clinical studies, preclinical development, laboratory testing and clinical trials for adintrevimab and future product candidates and associated development programs;
•
the extent to which we develop, in-license or acquire other product candidates and technologies in our pipeline;
•
the scope, progress, results and costs of manufacturing and validation activities associated with adintrevimab and with the development and manufacturing of our future product candidates and other programs as we advance them through preclinical and clinical development;
•
the number and development requirements of product candidates that we may pursue;
•
the costs, timing and outcome of regulatory review of our product candidates;
•
our headcount growth and associated costs as we expand our research and development capabilities and establish a commercial infrastructure;
•
the timing and costs of securing sufficient capacity for clinical and commercial supply of our potential future product candidates, or the raw material components thereof;
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

As of May 13, 2022, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

During the three months ended March 31, 2022, there were no material changes to our contractual obligations from those described in the 2021 Form 10-K. For additional information, see Note 8 to our condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our 2021 Form 10-K. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. There have been no significant changes to our critical accounting policies and estimates from those described in the 2021 Form 10-K, except as disclosed in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Interim Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
There can be no assurance that the Public Health Emergency will continue to be in place for an extended period of time and that adintrevimab, which we are developing for the prevention and treatment of COVID-19, could be granted an EUA by the FDA. If the ongoing Public Health Emergency does not continue to be in place, we will not be able to request or receive an EUA for adintrevimab or similar authorization by regulatory authorities outside of the United States. If we do not request such an authorization or, if we do request and no authorization is granted or, once granted, it is terminated, we will be unable to sell our product in the near future and instead, will be required to pursue solely the traditional regulatory approval processes of the FDA and comparable foreign authorities, which are lengthy, time consuming and inherently unpredictable. If we are not able to obtain required regulatory approval for our product candidates, our business will be substantially harmed.
•
Based on feedback received from the FDA in the second quarter of 2022, we decided to pause our planned submission of an EUA request for adintrevimab as a result of the Omicron BA.2 subvariant becoming the predominant variant in the United States. Published data has shown that in in vitro assays, adintrevimab has markedly reduced neutralization activity against the Omicron BA.2 subvariant. While we intend to continue to engage with the FDA and to monitor the evolution of SARS-CoV-2 and the in vitro activity of adintrevimab against predominant variants in the United States to determine the optimal timing for an EUA request, but we cannot be certain that we will submit an EUA for adintrevimab or whether an EUA will be granted if we do submit such request.
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
•
We may not be successful in our efforts to build a pipeline of additional product candidates through internal efforts or through partnerships for discovery of novel antibody product candidates.

•
Our business and operations may be adversely affected by the evolving and ongoing COVID-19 global pandemic.
•
Newly emerging and future SARS-CoV-2 variants could reduce the activity and effectiveness of adintrevimab as a potential prevention of or treatment for symptomatic COVID-19. We may not be able to modify adintrevimab to improve binding to such variants and obtain sufficient data on the activity and effectiveness of adintrevimab in order to support an EUA or regulatory approval, and we may not be successful in identifying antibodies that are suitable for combination therapy to mitigate the risk of reduced activity against future SARS-CoV-2 variants.
•
Monoclonal antibody therapies are complex and difficult to manufacture. We could experience manufacturing problems or may be unable to access raw materials due to global supply chain shortages, that result in delays in the development or commercialization of our product candidates or otherwise harm our business.
•
The affected populations for adintrevimab or our other product candidates may be smaller than we or third parties currently project, which may affect our ability to enroll our clinical trials as well as the addressable markets for our product candidates.
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
•
Certain of our directors, officers and key employees may have actual or potential conflicts of interest because of their positions with Adimab and/or other companies and may not be able to or may choose not to devote sufficient time and attention to our company or may otherwise have conflicting incentives.
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

Since our inception, we have incurred significant losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses were $100.7 million for the three months ended March 31, 2022 and $226.8 million for the year ended December 31, 2021. As of March 31, 2022, we had an accumulated deficit of $392.8 million. Since our inception, we have financed our operations with net proceeds of $464.7 million raised in our private placements of preferred stock, including the sale of our Series C preferred stock in April 2021, and approximately $327.5 million of net proceeds (after deducting underwriting discounts and offering expenses) from our IPO in August 2021. We have no products approved for commercialization and have never generated any revenue from product sales.

All of our product candidates are still in clinical and preclinical testing. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Our expenses could increase substantially as we:

•
continue to conduct our ongoing clinical trials of adintrevimab, including advancement through late-stage global clinical trials, as well as initiate and complete additional clinical trials of future product candidates or current product candidates in new indications or patient populations;
•
continue to advance the preclinical development of our other product candidates and our preclinical and discovery programs, including any modification of adintrevimab and development and screening of additional antibodies;
•
seek regulatory approval for any product candidates that successfully complete clinical trials;

•
pursue marketing approvals or EUA and reimbursement for our product candidates;
•
acquire or in-license other product candidates, intellectual property and/or technologies;
•
develop, establish and validate our commercial-scale cGMP manufacturing processes;
•
manufacture material under current good manufacturing practices, or cGMP, for clinical trials and potential EUA and commercial sales at our contracted manufacturing facilities;
•
maintain, expand, enforce, defend and protect our intellectual property portfolio;
•
comply with regulatory requirements established by the applicable regulatory authorities;
•
establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain regulatory approval or EUA;
•
hire and retain additional personnel, including research, clinical, development, manufacturing quality control, quality assurance, regulatory and scientific personnel;
•
add operational, financial, corporate development, management information systems and administrative personnel, including personnel to support our product development and planned future commercialization efforts; and
•
incur additional legal, accounting and other expenses in operating as a public company, including expenses related to corporate governance matters and stockholder proposals for our 2022 annual meeting of stockholders.

To date, we have not generated any revenue from product sales. To become and remain profitable, we must succeed in developing and eventually commercializing product candidates that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, validating manufacturing processes, obtaining regulatory approval or EUA, and manufacturing, distributing, marketing, and selling any product candidates for which we may obtain regulatory approval or EUA, as well as discovering and developing additional product candidates. All of our product candidates are in clinical or preclinical development. We may never succeed in these activities and, even if we do, may never generate any revenue or revenue that is significant enough to achieve profitability.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We commenced operations in June 2020, and our operations to date have been largely focused on organizing and staffing our company, business planning, raising capital, acquiring our technology and product candidates, and developing and manufacturing our clinical and preclinical product candidates, including undertaking preclinical studies, developing and validating our manufacturing process, and conducting clinical trials. To date, we have not yet demonstrated our ability to successfully complete pivotal clinical trials, obtain regulatory approvals or an EUA, or conduct sales and marketing activities necessary for successful commercialization, and we may not be successful in doing so. Additionally, if we submit a request for an EUA or submit an application for regulatory approval, for adintrevimab or any product candidate, we may not be successful in receiving such EUA or regulatory approval. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

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

Our operations have consumed substantial amounts of cash since inception, and we expect to continue to incur significant expenses and operating losses over the next several years as we continue to develop our product candidate pipeline and build out our manufacturing capabilities for our product candidates, which, if approved, may not achieve commercial success. Our revenue, if any, will be derived from sales of products that may not be commercially available for a number of years, if at all. If we obtain marketing approval or an EUA for any product candidate that we develop or otherwise acquire, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We also expect an increase in our expenses associated with creating additional infrastructure to support operations as a public company. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

As of March 31, 2022, we had cash and cash equivalents of $532.2 million. As of May 13, 2022, we believe that our existing cash and cash equivalents, will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2024. This estimate is based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We plan to use our cash and cash equivalents to fund clinical development, manufacturing supply and initial commercialization costs for adintrevimab, and for working capital and other general corporate purposes, including development of additional programs in our pipeline. Our existing cash and cash equivalents may not be sufficient to fund any of our product candidates through regulatory approval. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates and changes in regulation. The timing and amount of our funding requirements will depend on many factors, including:

•
the rate of progress in the development of adintrevimab and our other product candidates;
•
the scope, progress, results and costs of discovery, non-clinical studies, preclinical development, laboratory testing and clinical trials for adintrevimab and future product candidates and associated development programs;
•
the extent to which we develop, in-license or acquire other product candidates and technologies in our pipeline;
•
the scope, progress, results and costs of manufacturing and validation activities associated with adintrevimab and with the development and manufacturing of our future product candidates and other programs as we advance them through preclinical and clinical development;
•
the number and development requirements of product candidates that we may pursue;
•
the costs, timing and outcome of regulatory review of our product candidates;
•
our headcount growth and associated costs as we expand our research and development capabilities and establish a commercial infrastructure;
•
the timing and costs of securing sufficient capacity for clinical and commercial supply of our potential future product candidates, or the raw material components thereof;
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

We will require additional capital to achieve our business objectives. Additional funds may not be available on a timely basis, on favorable terms or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Further, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, including higher inflation rates, changes in interest rates and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting, in part, from the ongoing COVID-19 pandemic. If we are unable to raise sufficient additional capital, we could be forced to curtail our planned operations and the pursuit of our growth strategy.

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

Risks Related to the Development of our Product Candidates

We may not be able to obtain an EUA from the FDA or comparable foreign regulators due to the emergence of variants, such as the Omicron BA.2 variant, which has shown reduced in vitro susceptibility to adintrevimab.

Based on feedback received from the FDA in the second quarter of 2022, we decided to pause our planned submission of an EUA request for adintrevimab as a result of the Omicron BA.2 subvariant becoming the predominant variant in the United States. Published data has shown that in in vitro assays, adintrevimab has markedly reduced neutralization activity against the Omicron BA.2 subvariant. While we intend to continue to engage with the FDA and to monitor the evolution of SARS-CoV-2 and the in vitro activity of adintrevimab against predominant variants in the United States to determine the optimal timing for an EUA request, we cannot be certain that we will submit an EUA for adintrevimab or whether an EUA will be granted if we do submit such request.

All of our product candidates are currently in clinical and preclinical development. If we are unable to successfully develop, receive regulatory approval or EUA for and commercialize our product candidates for the indications we seek, or successfully develop any other product candidates, or experience significant delays in doing so, our business will be harmed.

We currently have no products approved for commercial sale, and all of our product candidates are currently in clinical and preclinical development. In February 2021, we initiated a Phase 1 clinical trial evaluating adintrevimab. We have also advanced adintrevimab into global Phase 2/3 trials for the prevention and treatment of COVID-19 and reported preliminary safety and efficacy data (pre-Omicron) for both trials in March 2022. We have not previously conducted any later stage or pivotal clinical trials, have limited experience in preparing, submitting and prosecuting regulatory filings and have not previously submitted a biologics license application, or BLA, for any product candidate.

Our ability to generate revenue from our product candidates, which may not occur for several years, if ever, will depend heavily on the successful development, regulatory approval or granting of EUA for the prevention and/or treatment of COVID-19, obtaining of manufacturing supply, capacity and expertise and eventual commercialization of our product candidates. In the absence of a Public Health Emergency, we will not be able to receive an EUA. The success of adintrevimab or any other product candidates that we develop or otherwise may acquire will depend on several factors, including:

•
the status of emerging variants where adintrevimab has limited to no activity against the virus, such as the Omicron BA.2 variant which is currently the predominant variant of SARS-CoV-2 in the United States;
•
future SARS-CoV-2 VOCs could reduce the activity and effectiveness of adintrevimab as a potential prevention of or treatment for symptomatic COVID-19 and we may not be able to modify adintrevimab to improve binding on such variants and obtain sufficient data on the activity and effectiveness of adintrevimab in order to support an EUA or regulatory approval and we may not be successful in identifying antibodies that are suitable for combination therapy with adintrevimab to mitigate the risk of reduced activity against future SARS-CoV-2 variants;
•
the continuing need for therapies for the prevention and treatment of COVID-19, including due to the continuation and severity of the pandemic, the development of SARS-CoV-2 into an endemic disease or the inability of other available therapies to address COVID-19;
•
the timing and progress of discovery, preclinical and clinical development activities;
•
the number and scope of preclinical and clinical programs we decide to pursue;
•
filing acceptable investigational new drug applications, or INDs, with the FDA, or comparable foreign applications that allow commencement of our planned clinical trials or future clinical trials for our product candidates;
•
the sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials, manufacture the product candidates and complete associated regulatory activities;
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
•
the costs associated with the discovery and development of any additional development programs and product candidates we identify in-house or acquire through collaborations;
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

COVID-19 is a relatively new disease and the prevention and treatment of this disease is evolving. Another party may be successful in producing a more efficacious prophylaxis or treatment for COVID-19, which may make it more difficult for us to obtain funding or lead to decreased demand for our potential products. Many small and large companies are developing therapies for the prevention and/or treatment of COVID-19, including antibodies, vaccines, antivirals, and other products. Some of these are being marketed and others are further along in the development and commercialization process than we are and several of these companies have access to larger pools of capital, including government funding, and broader infrastructure that may make them more successful at developing, manufacturing or commercializing their products globally for the prevention and/or treatment of COVID-19. The success or failure of other companies, or perceived success or failure, may impact our ability to obtain future funding or to successfully commercialize our products for COVID-19 prevention and/or treatment.

To date no monoclonal antibody has been approved for prevention (pre- or post-exposure) or treatment of COVID-19. The FDA has issued an EUA for tixagevimab co-packaged with cilgavimab for pre-exposure prophylaxis of COVID-19 in adults and pediatric individuals (12 years of age and older weighing at least 40 kg) and recently recommended a doubling of the dose due to the Omicron BA.1 and BA.1.1 variants. In addition, the FDA has issued EUAs for casirivimab/imdevimab and bamlanivimab/etesevimab for post-exposure prophylaxis of COVID-19 in individuals who are at high risk for disease progression and who are not fully vaccinated or not expected to mount an immune response to vaccine and who have been exposed to an individual with SARS-CoV-2. In addition, four monoclonal antibody products, casirivimab/imdevimab, bamlanivimab/etesevimab, sotrovimab, and bebtelovimab currently have an EUA from the FDA for the treatment of COVID-19 in patients at high risk of disease progression and at this time only bebtelovimab is authorized for use considering limited to no activity of other antibodies against the predominant variant (BA.2) in the U.S.

Because the use of engineered monoclonal antibodies is a relatively new and expanding area of novel therapeutic interventions, there are many uncertainties related to development, marketing, reimbursement and the commercial potential for our product candidates. There can be no assurance as to the length of the clinical trials, the number of patients the FDA or other comparable foreign regulatory authorities will require to be enrolled in the trials in order to establish the safety, efficacy, purity and potency of antibody products or that the design of or data generated in these trials will be acceptable to the FDA or other comparable foreign regulatory authorities to support EUA, or similar authorization outside of the U.S., or marketing approval.

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

Multiple variants of the virus that causes COVID-19 have been documented in the United States and globally during this pandemic, including the highly transmissible Omicron variant and its sublineages and the Delta variant, as well as the regional emergence of the Mu and Lambda variants in South America and the Delta Plus variant in the United Kingdom. Although we have shown in pre-clinical studies that adintrevimab has the potential to broadly neutralize SARS-CoV-2 and the previously predominantly circulating variants, including Alpha, Beta, Delta, Delta Plus and Gamma, in vitro analyses to evaluate neutralizing activity of adintrevimab against the Omicron variant and its lineages generated data showing reduced neutralizing activity of adintrevimab against the Omicron BA.1 and BA.1.1 subvariants compared to a reference strain and a lack of neutralizing activity against the Omicron BA.2 subvariant. We have ongoing efforts to modify adintrevimab to improve binding to the Omicron variant and its sublineages, which are currently the predominant variants in the United States, in order to enhance neutralization potency against Omicron BA.1 and BA.2 subvariants, but such efforts may not be successful. Similarly, we may not be able to successfully modify adintrevimab, whether on a timely basis or at all, against newly emerging or future variants, in order to support an EUA or regulatory approval. Additionally, we may not be successful in identifying antibodies that are suitable for combination therapy with adintrevimab to mitigate the risk of reduced activity against future SARS-CoV-2 variants.

New SARS-CoV-2 variants could be less susceptible to adintrevimab and its mechanism of action, or the results shown in pre-clinical studies may not be replicated in clinical studies. Further, we may not be able to address reductions in neutralization potency with adjustments to the adintrevimab dose or dosing frequency. This would significantly and adversely affect our ability to complete enrollment in our clinical trials, obtain authorization or approval of and to commercialize adintrevimab. In addition, if our planned dosing of 300 mg of adintrevimab were to be increased in response to reduction in neutralizing activity against dominant circulating SARS-CoV-2 variants or for other reasons, it could impact drug supply and pricing, which could adversely affect our commercial prospects.

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

We may experience delays in conducting any clinical trials, and we do not know whether our clinical trials will begin on time, need to be redesigned, recruit and enroll patients on time or be completed on schedule, or at all. For example, following our review of data generated in in vitro analyses demonstrating reduced neutralizing activity of adintrevimab against the Omicron SARS-CoV-2 BA.1 variant in both authentic and pseudovirus assays, in January 2022 we paused enrollment of new patients in both our EVADE and STAMP clinical trials to assess our dosing strategy in light of the spread of the Omicron BA.1 variant globally. Enrollment in EVADE and STAMP cannot be resumed until the emergence of a variant susceptible to adintrevimab in regions where the trials are being conducted. We may experience numerous unforeseen events before, during or after the conduct of our clinical trials that could delay or prevent our ability to complete such trials or receive marketing approval for or commercialize our product candidates, or that could significantly increase the cost of such trials, including:

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
•
findings from inspections of clinical trial sites or operations by applicable regulatory authorities, or the imposition of a clinical hold;
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
•
we or our investigators might have to suspend or terminate clinical trials of our product candidates for various reasons, including non-compliance with regulatory requirements, a finding that our product candidates have undesirable side effects or other unexpected characteristics, or a finding that the participants are being exposed to unacceptable health risks; for example, we conducted our STAMP treatment trial at sites outside of the United States; in the future, the applicable foreign regulatory authorities may determine that a placebo-controlled trial would expose patients to unacceptable health risks (because alternative effective therapies are or may become available in these regions during the conduct of the trial), which could delay enrollment of our trial and the authorization or approval of adintrevimab;
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

In February 2022, Russia commenced a military invasion of Ukraine. Russia’s invasion and the ensuing response by Ukraine has disrupted and may continue to disrupt our ability to conduct clinical trials in Ukraine and may also impact our clinical trials activities in the neighboring countries of Moldova and Georgia should Russian military operations expand there. Although the duration, scope and impact of Russia’s military action is highly unpredictable, certain data generated at these trial sites might not be able to be validated or study assessments may be missed, and our clinical trial sites in Ukraine may suspend or terminate trials and those patients could be forced to evacuate or choose to relocate, making them unavailable for further participation in clinical trials, adversely impacting the analysis of the patients enrolled in these trials and the overall safety and efficacy analysis of the trials. Alternative sites to fully and timely compensate for our clinical trial activities in Ukraine may not be available and we may need to find other countries in which to conduct these clinical trials. Furthermore, Russian military action may prevent the FDA from auditing clinical trial sites in Ukraine. Interruptions of clinical trials may delay our clinical development and the potential authorization or approval of our product candidates, which could increase our costs and jeopardize our ability to commence product sales and generate revenues.

There can be no assurance that the Public Health Emergency will continue to be in place for an extended period of time and that the product we are developing for COVID-19 could be granted an EUA by the FDA or similar authorization by regulatory authorities outside of the United States if we decide to apply for such an authorization. If we do not apply for such an authorization or, if we do apply and no authorization is granted or, once granted, it is terminated, we will be unable to sell our product in the near future and instead, will be required to pursue solely the traditional regulatory approval processes of the FDA and comparable foreign authorities, which are lengthy, time consuming and inherently unpredictable. If we are not able to obtain required regulatory approval for our product candidates, our business will be substantially harmed.

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

There is no guarantee that we will apply for an EUA for adintrevimab or any of our product candidates, or other similar authorization or, if we do apply, that we will be able to obtain an EUA or such. If an EUA or other authorization is granted, we will rely on the FDA or other applicable regulatory authority policies and guidance governing products authorized in this manner in connection with the marketing and sale of our product. If these policies and guidance change unexpectedly and/or materially or if we misinterpret them, potential sales of our product could be adversely impacted. An EUA authorizing the marketing and sale of our product will terminate upon expiration of the public health emergency, which is a determination made by the Secretary of the Department of Health and Human Services, or HHS. The FDA may also terminate an EUA if safety issues or other concerns about our product, such as loss of neutralizing activity against dominant circulating SARS-CoV-2 variants, arise or if we fail to comply with the conditions of authorization. We cannot predict how long the Public Health Emergency will remain in effect, the future dominant circulating SARS-CoV-2 variant(s), or the length of time a variant will circulate.

If we apply for an EUA or similar authorization from regulatory authorities outside of the United States, the failure to obtain such authorization or the termination of such an authorization, if obtained, would adversely impact our ability to market and sell our COVID-19 antibody, which could adversely impact our business, financial condition and results of operations. The time required to obtain approval or other marketing authorizations by the FDA and comparable foreign authorities is unpredictable, and it typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, and the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory authorization or approval for any product candidate, and it is possible that we may never obtain regulatory authorization or approval for any product candidates we may seek to develop in the future. Neither we nor any current or future collaborator is permitted to market any drug product candidates in the United States until we receive regulatory authorization with an EUA or approval of a BLA from the FDA, and we cannot market it in the European Union until we receive marketing authorization from the EMA, or other required regulatory approval in other countries. To date, we have had discussions with the FDA and have received scientific advice from the Medicines and Healthcare products Regulatory Agency, or MHRA, the Swedish Medical Products Agency, or MPA, the Paul Ehrlich Institute, or PEI, and the EMA regarding clinical development programs or regulatory approval for any product candidate within the United States, United Kingdom, Sweden, Germany and European Union, respectively. We have had no discussions with other comparable foreign authorities regarding clinical development programs or regulatory approval for any product candidate outside of these jurisdictions.

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
•
the FDA or comparable foreign regulatory authorities may find our contract manufacturing related activities (e.g., process validation, product characterization, product stability and expiry, and comparability establishment) insufficient for approval; and
•
the approval policies or regulations of the FDA or comparable foreign authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

Further, we may determine that enrollment in a clinical trial should be paused, delayed or terminated in order to revise trial protocols in light of preliminary data generated by the trial or new data generated in other studies. For example, following our review of data generated in external in vitro analyses examining the neutralizing activity of adintrevimab against the Omicron SARS-CoV-2 BA.1 variant in both authentic and pseudovirus assays, in January 2022 we paused enrollment of new patients in the 300 mg dose arm in both our EVADE and STAMP clinical trials to assess and revise our trial protocols in light of the global spread of the Omicron variant and its lineages. Trials may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or foreign regulatory authorities. We cannot predict how successful we will be at enrolling patients in future clinical trials. Patient enrollment is affected by other factors, including:

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

We may not be successful in our efforts to build a pipeline of additional product candidates through internal efforts or through partnerships for discovery of novel antibody product candidates.

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

To date, we have experienced some delays in our development activities as a result of the COVID-19 pandemic. In the future, we anticipate there could be additional or even significant disruptions, delays or uncertainties in our development activities as a result of the COVID-19 pandemic, including the ongoing shutdowns in China, as outbreaks occur and progress and some of our CROs, CDMOs and other service providers continue to be impacted. In December 2020, shipment of adintrevimab clinical supply by WuXi Biologics (Hong Kong) Limited, or WuXi, was delayed due to the introduction by the Chinese government of a new procedure for the approval of the export of products for the treatment of COVID-19. However, this type of delay is not anticipated to occur in the future, now that this export procedure has been implemented. In addition, we may experience related disruptions in the future that could severely impact our clinical trials, including:

•
delays, difficulties or a suspension in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•
interruption in clinical trial enrollment due to emergence of variant(s) against which adintrevimab is not anticipated to have activity;
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

The global COVID-19 pandemic continues to rapidly evolve, particularly with regard to the rapid global spread of the Omicron variant and its lineages. The extent to which the COVID-19 pandemic impacts our business and operations, including our clinical development and regulatory efforts, will depend on future developments that are highly uncertain and cannot be predicted with confidence as of the date of this Quarterly Report, such as the ultimate geographic spread of the disease and the neutralizing activity of adintrevimab and any of our other potential COVID-19 product candidates against the dominant circulating variant(s) at any given time, the duration of the outbreak, the duration and effect of business disruptions and the short-term effects and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole. However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects.

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

The manufacture of monoclonal antibody and other protein-based therapies are technically complex and necessitates substantial expertise and capital investment. Production difficulties caused by unforeseen events may delay the availability of material for our clinical studies or commercialization efforts.

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

Biological products are inherently difficult and time-consuming to manufacture. Our program materials are manufactured and tested using technically complex processes and/or methods requiring specialized equipment and facilities and other production constraints, including a number of highly specific raw materials, cell lines and reagents with limited suppliers. Even though we aim to have backup supplies of raw materials, cell lines and reagents whenever possible, we cannot be certain they will be sufficient if our primary sources are unavailable. A shortage of a critical raw material, cell line or reagent, or a technical issue during development, manufacturing or testing, may lead to an inability to manufacture our product candidate, resulting in delays in clinical development or commercialization plans. Any changes in the manufacturing of components of the raw materials we use for manufacturing or testing of our product candidates could result in unanticipated or unfavorable effects in our manufacturing processes or product quality or timelines, resulting in delays.

Any delay, failure or inability to manufacture or test on a timely basis can impact the timelines for our clinical trials or our commercialization plans. Such delay, failure or inability to manufacture or test can result from:

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
•
unfavorable FDA, EMA or other foreign or state regulatory inspection of the manufacturing or testing site;
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

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract manufacturers and testing facilities, labeling, packaging and storage facilities, and distributors, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in clinical trials must be manufactured, tested, and stored in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and ensure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of an EUA, BLA or MAA on a timely basis. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect us or any of our contract manufacturing, testing, and storage facilities involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted, and they could put a hold on one or more of our clinical trials (or could delay authorization of an EUA or approval of a BLA or MAA) if the facilities or quality systems of our or any of our CDMOs do not pass such audit or inspections. Certain of our CDMO’s facilities have not yet been inspected by regulatory authorities. If any of our CDMO’s facilities do not pass a pre-approval or other plant inspection, FDA or EMA approval (or authorization under EUA) of the products will not be granted.

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

We are currently manufacturing, testing, labeling, packaging and storing our product candidates in partnership with CDMOs. We do not own or operate any facilities for product manufacturing, labeling, packaging, storage and distribution or testing. We are dependent on third parties to manufacture, label, package, store, and distribute the clinical and commercial supplies of our current and any future product candidates. We have established a relationship with WuXi to manufacture adintrevimab for supply under EUA (if authorized), BLA or MAA. Certain of our product candidates may have to compete with existing and future products, such as the annual influenza vaccine, that may have a lower price point. The actual cost to manufacture our product candidates could materially and adversely affect the commercial viability of our product candidates.

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

In addition, we currently rely on WuXi's China-based facilities for adintrevimab clinical and commercial supply, and supply under EUA, if authorized. We will likely continue to rely on foreign CDMOs in the future. Foreign CDMOs may be subject to trade restrictions and other foreign regulatory requirements, which could increase the cost or reduce the supply of material available to us, delay the procurement of such material or delay or prevent the shipment of material out of the foreign country to the United States. Additionally, the biopharmaceutical industry in particular in China is strictly regulated by the Chinese government. Changes to Chinese regulations affecting biopharmaceutical companies are unpredictable and may have a material adverse effect on our partnerships in China, which could have an adverse effect on our business, financial condition, results of operations and prospects.

Further, our reliance on third parties for manufacturing, testing, labeling, packaging and storing our product candidates entails risks to which we would not be subject if we manufactured, tested, labeled, packaged and stored our product candidates ourselves, including:

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

Manufacturing and testing our product candidates requires many specialty materials and equipment, some of which are manufactured or supplied by small companies with limited resources and experience to support commercial biologics production. We currently depend on a limited number of vendors for certain materials and equipment used in the manufacture and testing of our product candidates. For example, we are reliant on WuXi as the procurer of the raw materials used in the manufacture of our product candidates, including certain single-source purification resins and cell culture media, which increases the risk of delays in production. In addition, to date, we have relied on WuXi as our only CDMO. The loss of this CDMO or its failure to supply us with material to support our commercial development program on a timely basis could impair our ability to develop our product candidates or otherwise delay the development process, which could adversely affect our business, financial condition and results of operations.

Some of our CDMO’s raw material suppliers may not have the capacity to support clinical and commercial products manufactured under cGMP by biopharmaceutical firms or may otherwise be ill-equipped to support our needs. We also do not have supply contracts with many of these suppliers directly, and we or our CDMOs may not be able to obtain supply contracts with them on acceptable terms or at all. Accordingly, we or our CDMOs may experience delays in receiving key raw materials and equipment to support clinical or commercial manufacturing.

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

We are currently establishing our commercial infrastructure to support the anticipated marketing and distribution of our product candidates, which we will need to achieve commercial success for adintrevimab or any other product candidate for which we may obtain marketing approval. There are risks involved with establishing our commercial infrastructure. For example, hiring a contract sales force or recruiting and training a sales force in the future is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we hire a contract sales force or recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

The total addressable market opportunity for our product candidates will ultimately depend upon a number of factors, including the diagnosis and treatment criteria included in the final label, if approved for sale in specified indications, acceptance by the medical community, patient access, and product pricing and reimbursement. Incidence and prevalence estimates are frequently based on information and assumptions that are not exact and may not be appropriate, and the methodology is forward-looking and speculative. The process we have used in developing an estimated total addressable market range for the indications we are targeting has involved using a third party to model the future populations susceptible to and immune from SARS-CoV-2, based on assumptions such as vaccine adoption, efficacy, duration of effect, viral infectiousness and other factors we cannot control. Accordingly, these estimates included in this filing may turn out to be inaccurate. Further, the data and statistical information used in this Quarterly Report, and in our other filings with the SEC, including estimates derived from them, may differ from information and estimates made by our competitors or from current or future studies conducted by independent sources.

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
•
obtain required regulatory approvals;
•
obtain placement in COVID-19 prevention and treatment guidelines from organizations such as the National Institutes of Health, or NIH, the Centers for Disease Control and Prevention, or CDC, WHO and the Infectious Diseases Society of America, or IDSA, and equivalent European guidelines;
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

Government entities, such as the CDC, NIH, the WHO and non-government professional societies, such as the IDSA and the European Society of Clinical Microbiology and Infectious Diseases, or ESCMID, may produce treatment and/or prevention guidelines for COVID-19, including the use of monoclonal antibodies for these indications. If adintrevimab fails to be added to these guidelines, or if it receives poor positioning within those guidelines, payors and other customers may be less inclined to add adintrevimab to their formularies and/or prescribe adintrevimab, significantly reducing demand for adintrevimab, if approved.

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

We may seek collaborations with third parties for the discovery, development or commercialization of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

We may seek third-party collaborators for the discovery, development and commercialization of our product candidates, including for the commercialization of any of our product candidates that are approved for marketing outside the United States. Our likely collaborators for any such arrangements include regional and national pharmaceutical companies and biotechnology companies. If we enter into any additional such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. For example, our agreement with Biocon may not result in the successful development and commercialization of an antibody treatment for COVID-19 in India or other markets.

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

Filing and prosecuting patent applications and defending patents covering our product candidates in all countries throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we or our licensors have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we or our licensors have patent protection, but enforcement rights are not as strong as those in the United States or Europe. These products may compete with our product candidates, and our future patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Additionally, unforeseen global events such as the conflict between Russian and Ukraine, and sanctions relating to these events could affect our ability to file, prosecute, and defend patents and patent applications in those jurisdictions.

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

The laws of some jurisdictions do not protect intellectual property rights to the same extent as the laws or rules and regulations in the United States and Europe and many companies have encountered significant difficulties in protecting and defending such rights in such jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property rights, especially those relating to life sciences, which could make it difficult for us to stop the infringement, misappropriation or other violation of our future patents or marketing of competing products in violation of our proprietary rights generally. For example, Russia issued a decree in March of 2022 stating that patent owners who reside in a country “unfriendly” to Russia are not entitled to compensation in the event of patent infringement. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Moreover, our and our licensors’ ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws.

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

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our owned and licensed patents and/or applications and any patent rights we may obtain in the future. Furthermore, the USPTO and various non-United States government patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals and rely on such third parties to help us comply with these requirements and effect payment of these fees with respect to the patent and patent applications that we own, and we rely upon our licensors to comply with these requirements and effect payment of these fees with respect to any patents and patent applications that we license. In many cases, an inadvertent lapse of a patent or patent application can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patents or patent applications, resulting in partial or complete loss of patent rights in the relevant jurisdiction. For example, as a result of the conflict between Russian and Ukraine, it is unclear whether payments to the Russian Patent Office and other entities will be allowed due to current and future sanctions, which have the potential to change daily. In such an event, potential competitors might be able to enter the market, which could have a material adverse effect on our business.

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

Recruiting and retaining qualified scientific and clinical personnel and, if we progress the development of our product pipeline toward scaling up for commercialization, manufacturing and sales and marketing personnel, will also be critical to our success. The loss of the services of our executive officers or other key employees, including the recent transitions of Tillman U. Gerngross, Ph.D., as Chief Executive Officer and Lynn Connolly, M.D., as Chief Medical Officer, could impede the achievement of our development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees, including our current search for a permanent Chief Executive Officer, may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

Certain of our directors, officers and key employees may have actual or potential conflicts of interest because of their positions with Adimab and/or other companies and may not be able to or may choose not to devote sufficient time and attention to our company, or may otherwise have conflicting incentives.

Terrance McGuire and Ajay Royan, members of our board of directors, serve as directors of Adimab. Mr. McGuire and Mr. Royan are beneficial owners of equity interests in Adimab. These individuals’ respective positions at Adimab and the ownership of any Adimab equity or equity awards creates, or may create the appearance of, conflicts of interest, including when these individuals make decisions that could have different implications for Adimab than for us. Other of our directors and executive officers also serve on the boards of directors of other private and public companies. As a result, these individuals may not be able to devote their full time and attention to our company, which could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Since joining us, all of our executive officers have each spent a significant portion of their time devoted to us. While none of the executives has a minimum time commitment to us, each retains flexibility to ensure that he or she can re-allocate his or her time based on the needs of each business. These executives’ time-allocation strategies may change over time based on the needs of each business or the executives’ individual incentives to provide services to us relative to other businesses. On April 20, 2022, Laura Walker, Ph.D., our co-founder and Chief Scientific Officer, resigned as Senior Director of Antibody Sciences at Adimab. As a result, Dr. Walker will be fully dedicated to leading Adagio’s discovery and optimization efforts.

Adimab owns a significant percentage of our common stock, will be able to exert significant influence over matters subject to stockholder approval and may have interests that conflict with those of our other stockholders.

Adimab is currently our largest stockholder and beneficially owns approximately 24.0% of the voting power of our outstanding common stock according to a Schedule 13D filed by Adimab on March 30, 2022, which reported ownership as of March 28, 2022. As such, Adimab has the ability to substantially influence us through this ownership position. For example, Adimab, acting together with a small number of our other large stockholders, will be able to control elections of directors, amendments of our organizational documents or approval of any merger, amalgamation, sale of assets or other major corporate transaction. Any transferees or successors of all or a significant portion of Adimab’s ownership in us will be able to exert a similar amount of influence over us through their ownership position.

Furthermore, certain of our directors, officers and key employees may have actual or potential conflicts of interest with us because of their positions or affiliations with Adimab or their beneficial ownership of equity in Adimab. Terrance McGuire and Ajay Royan, members of the board of directors of Adimab, serve on our board of directors and retain their positions and affiliations with Adimab.

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

Our employees, independent contractors, consultants, collaborators, principal investigators, CROs, CDMOs, suppliers and vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.

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

Prior to the IPO, there was no public market for our common stock. Although our common stock is listed on the Nasdaq Global Market, if an active market for our common stock does not develop or is not sustained, it may be difficult for you to sell shares at an attractive price or at all.

The trading price of the shares of our common stock has been and may continue to be volatile, and purchasers of our common stock could incur substantial losses.

Our stock price may be volatile. Since the IPO and through May 6, 2022, our common stock has traded at prices ranging from $2.70 to $78.82 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

The stock market in general, and the Nasdaq Global Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations, including as a result of the ongoing COVID-19 pandemic, the ongoing conflict between Russia and Ukraine, increases in inflation rates and disruptions to global supply chain, that have often been unrelated or disproportionate to the prospects of the issuer and which have resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the ongoing COVID-19 pandemic, may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this section, could have a significant and material adverse impact on the market price of our common stock.

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

Ensuring that we have adequate internal control over financial reporting in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. In connection with the IPO, we began the process of documenting, reviewing and improving our internal control over financial reporting for compliance with the rules and regulations of the Securities and Exchange Commission, or SEC, which requires annual management assessment of the effectiveness of our internal control over financial reporting.

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

Further, if we are unable to meet the demands that have been placed upon us as a public company, including the rules and regulations of the SEC, we may be unable to accurately report our financial results in future periods, or report them within the timeframes required by law or stock exchange regulations. Failure to comply with the rules and regulations of the SEC, when and as applicable, could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. Any failure to maintain or implement required effective internal control over financial reporting, or any difficulties we encounter in their implementation, could result in additional material weaknesses, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Furthermore, if we cannot provide reliable financial reports or prevent material misstatements due to fraud or error, our business and results of operations could be harmed, and investors could lose confidence in our reported financial information. We also could become subject to investigations by The Nasdaq Stock Market, or Nasdaq, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

Stockholders seeking changes to the composition of our board of directors could cause uncertainty about the strategic direction of our business.

Perceived uncertainties as to the future direction of the business can arise from stockholders seeking to change the composition of our board of directors. For example, on March 28, 2022, a group of stockholders, including, among others, Adimab LLC; Mithril II LP; M28 Capital Management LP; Polaris Venture Partners V, L.P.; and Population Health Equity Partners III, L.P., which we collectively refer to as the Mithril Group, representing approximately 49% of our outstanding shares of common stock, submitted a notice of intent to nominate three directors to our board of directors at our 2022 annual meeting of stockholders. The Mithril Group filed definitive proxy materials with the SEC with respect to these nominations on April 29, 2022.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or the JOBS Act, and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the completion of the IPO. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,”

our annual gross revenues exceed $1.07 billion or we issue more than $1.0 billion of non-convertible debt in the previous three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

We have broad discretion in the use of our cash and cash equivalents, including the net proceeds from our initial public offering.

We have broad discretion over the use of our cash and cash equivalents, including the net proceeds from the IPO. You may not agree with our decisions, and our use of the proceeds may not yield any return on your investment. Our failure to apply our cash and cash equivalents effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of our cash and cash equivalents. You will not have the opportunity to influence our decisions on how to use our cash and cash equivalents.

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

As a public company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will continue to incur costs associated with the Sarbanes-Oxley Act, and related rules implemented by the SEC and Nasdaq. The expenses generally incurred by public companies for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees, or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions, other regulatory action and potentially civil litigation.

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

Under the Tax Act, as modified by the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, federal NOLs incurred in taxable years beginning after December 31, 2017 and in future taxable years may carry forward indefinitely, but the deductibility of such federal NOLs incurred in taxable years beginning after December 31, 2020 may be limited. It is uncertain how various states will respond to the Tax Act and the CARES Act. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. The IPO, together with private placements and other transactions that have occurred since our inception, may trigger such an ownership change pursuant to Section 382. We have not conducted a study to assess whether any such ownership changes have occurred. We may have experienced, and may in the future experience, ownership changes as a result of shifts in our stock ownership, some of which may be outside of our control. If an ownership change has occurred or occurs in the future, and our ability to use our NOL carryforwards is materially limited, it would harm our financial condition and results of operations by effectively increasing our future tax obligations.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the ongoing conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact our clinical trials, the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Portions of our future clinical trials may be conducted outside of the United States and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials more costly to operate. Some of our clinical trial sites are in regions impacted by the ongoing geopolitical conflict between Russia and Ukraine. Furthermore, a severe or prolonged economic downturn, including a recession or depression resulting from the current COVID-19 pandemic, higher inflation and interest rates, political disruption or other geopolitical events, including an expansion of the conflict between Russia and Ukraine or instigation of other military conflicts, could result in a variety of risks to our business, including weakened demand for our product candidates or any future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption, including any international trade disputes, could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our potential products. Any of the foregoing could seriously harm our business, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could seriously harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

On August 5, 2021, our Registration Statement on Form S-1, as amended (File No. 333-257975), was declared effective in connection with the IPO, pursuant to which we sold an aggregate of 20,930,000 shares of our common stock, including the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $17.00 per share. Morgan Stanley & Co. LLC, Jefferies LLC, Stifel, Nicolaus & Company, Incorporated and Guggenheim Securities, LLC acted as joint book-running managers.

The IPO closed on August 10, 2021. The aggregate net proceeds received by the Company from the IPO were approximately $327.5 million, after deducting underwriting discounts and commissions of $24.9 million and offering expenses payable by the Company of $3.4 million. In connection with the IPO, no payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates or to our affiliates. There has been no material change in the planned use of proceeds from the IPO as described in our prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on August 6, 2021.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares (or Units) Purchased		b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2022 to January 31, 2022	—		—	—	—
February 1, 2022 to February 28, 2022	1,158,089	(1)	$0.002	—	—
March 1, 2022 to March 31, 2022	—		—	—	—

(1) We repurchased 1,158,089 shares of our common stock that were previously issued upon the early exercise of employee stock options in connection with the exercise of our repurchase right upon cessation of employment of certain of our employees.

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

10.1+

Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K (File No. 001-40703), filed with the Securities and Exchange Commission on March 31, 2022).

10.2+

First Amendment to the Amended and Restated Employment Agreement of David Hering by and between the Registrant and David Hering, dated February 23, 2022 (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K (File No. 001-40703), filed with the Securities and Exchange Commission on March 31, 2022).

10.3+

Employment Agreement by and between the Registrant and Jill Andersen, dated September 24, 2021 (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K (File No. 001-40703), filed with the Securities and Exchange Commission on March 31, 2022).

10.4+

First Amendment to the Amended and Restated Employment Agreement of Jane Pritchett Henderson by and between the Registrant and Jane Pritchett Henderson, dated March 18, 2022 (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K (File No. 001-40703), filed with the Securities and Exchange Commission on March 31, 2022).

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
^

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

Adagio Therapeutics, Inc.

Date: May 13, 2022	By:	/s/ David Hering, M.B.A.
David Hering, M.B.A.
Interim Chief Executive Officer and
Chief Operating Officer
(Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Jane Pritchett Henderson
Jane Pritchett Henderson
Chief Financial Officer and
Chief Business Officer
(Principal Financial Officer)