Form 10-Q
period 2022-06-30
Adagio Therapeutics, Inc.
filed 2022-08-15
CIK 1832038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 8, 2022, the registrant had 108,830,525 shares of common stock, $0.0001 par value per share, outstanding.

i

SUMMARY OF RISK FACTORS

The following summarizes the principal factors that make an investment in us speculative or risky, all of which are more fully described in the Risk Factors section below. This summary should be read in conjunction with the Risk Factors section and should not be relied upon as an exhaustive summary of the material risks facing our business.

Risks Related to our Financial Position and Capital Needs

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

Risks Related to the Development of our Product Candidates

•
Based on feedback received from the FDA in the second quarter of 2022, we decided to pause our planned submission of an Emergency Use Authorization (“EUA”) request for adintrevimab as a result of the Omicron BA.2 sublineage becoming the predominant variant in the United States. Published data has shown that in in vitro assays, adintrevimab has markedly reduced neutralization activity against the Omicron BA.2, BA.4, and BA.5 sublineages. While we intend to continue to engage with the FDA and to monitor the evolution of SARS-CoV-2 and the in vitro activity of adintrevimab against predominant variants in the United States to determine the optimal timing for an EUA request, we cannot be certain that adintrevimab will neutralize future variants and that we will submit an EUA for adintrevimab or whether an EUA will be granted if we do submit such request.
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
•
Newly emerging and future SARS-CoV-2 variants could reduce the activity and effectiveness of adintrevimab as a potential prevention of or treatment for symptomatic COVID-19. We may not be able to modify adintrevimab to improve binding to such variants and obtain sufficient data on the activity and effectiveness of re-engineered adintrevimab in order to support an EUA or regulatory approval, and we may not be successful in identifying new antibodies that are suitable either as monotherapy or as combination therapy to mitigate the risk of reduced activity against future SARS-CoV-2 variants.
•
There can be no assurance that the Public Health Emergency (as defined herein) will continue to be in place for an extended period of time and that the product we are developing for COVID-19 could be granted an EUA by the FDA or similar authorization by regulatory authorities outside of the United States if we decide to apply for such an authorization. If we do not apply for such an authorization or, if we do apply and no authorization is granted or, once granted, it is terminated, we will be unable to sell our product in the near future and instead, will be required to pursue solely the traditional regulatory approval processes of the FDA and comparable foreign authorities, which are lengthy, time consuming and inherently unpredictable. If we are not able to obtain required regulatory approval for our product candidates, our business will be substantially harmed.
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

ii

•
We may not be successful in our efforts to build a pipeline of additional product candidates through internal efforts or through partnerships for discovery of novel antibody product candidates.
•
Our business and operations may be adversely affected by the evolving and ongoing COVID-19 global pandemic.

Risks Related to the Manufacturing of our Product Candidates

•
Monoclonal antibody therapies are complex and difficult to manufacture. We could experience manufacturing problems or may be unable to access raw materials due to global supply chain shortages, that result in delays in the development or commercialization of our product candidates or otherwise harm our business.

Risks Related to the Commercialization of Our Product Candidates

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

Risks Related to Our Intellectual Property

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAGIO THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(UNaudited)

(In thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$474,885	$542,224
Marketable securities	—	49,194
Prepaid expenses and other current assets	6,476	25,293
Total current assets	481,361	616,711
Property and equipment, net	91	83
Operating lease right-of-use assets	2,861	—
Other non-current assets	299	3,297
Total assets	$484,612	$620,091
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$14,232	$5,783
Accrued expenses	52,624	56,277
Operating lease liabilities, current	969	—
Other current liabilities	58	—
Total current liabilities	67,883	62,060
Early-exercise liability	1	6
Operating lease liabilities, non-current	1,889	—
Other non-current liability	—	6
Total liabilities	69,773	62,072
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Preferred stock (undesignated), $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized, 109,773,173 shares issued and 108,780,525 shares outstanding at June 30, 2022; 1,000,000,000 shares authorized, 111,251,660 shares issued and 110,782,909 shares outstanding at December 31, 2021	11	11
Treasury stock, at cost; 992,648 shares and 468,751 shares at June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	858,593	850,125
Accumulated other comprehensive loss	—	(8)
Accumulated deficit	(443,765)	(292,109)
Total stockholders’ equity (deficit)	414,839	558,019
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$484,612	$620,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADAGIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(UNaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development(1)	$37,129	$35,067	$129,164	$69,204
Acquired in-process research and development(2)	—	2,500	—	3,500
Selling, general and administrative	14,620	7,124	23,324	10,695
Total operating expenses	51,749	44,691	152,488	83,399
Loss from operations	(51,749)	(44,691)	(152,488)	(83,399)
Other income (expense):
Other income (expense), net	759	18	832	26
Total other income (expense), net	759	18	832	26
Net loss	(50,990)	(44,673)	(151,656)	(83,373)
Other comprehensive income (loss)
Unrealized gain on available-for-sale securities, net of tax	—	—	8	—
Comprehensive loss	$(50,990)	$(44,673)	$(151,648)	$(83,373)
Net loss per share attributable to common stockholders, basic and diluted	$(0.47)	$(178.86)	$(1.40)	$(663.94)
Weighted-average common shares outstanding, basic and diluted	108,166,890	249,769	108,019,051	125,574
(1)
Includes related-party amounts of $2,285 and $4,285 for the three and six months ended June 30, 2022, respectively, and $247 and $435 for the three and six months ended June 30, 2021, respectively (see Note 15).
(2)
Includes no related-party amounts for both the three and six months ended June 30, 2022, and $2,500 and $3,500 for the three and six months ended June 30, 2021, respectively (see Note 15).

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADAGIO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2020	12,647,934	$169,548	5,593,240	$1	22,600,000	$(85)	$154	$—	$(65,319)	$(65,249)
Stock-based compensation expense	—	—	—	—	—	—	587	—	—	587
Net loss	—	—	—	—	—	—	—	—	(38,700)	(38,700)
Balances at March 31, 2021	12,647,934	$169,548	5,593,240	$1	22,600,000	$(85)	$741	$—	$(104,019)	$(103,362)
Issuance of Series C convertible preferred stock, net of issuance costs of $337	4,296,550	335,163	—	—	—	—	—	—	—	—
Issuance of common stock	—	—	6,000	—	—	—	66	—	—	66
Stock-based compensation expense	—	—	—	—	—	—	3,342	—	—	3,342
Vesting of restricted common stock from early-exercised options	—	—	—	—	—	—	3	—	—	3
Retirement of treasury stock	—	—	—	—	(22,600,000)	85	(85)	—	—	—
Net loss	—	—	—	—	—	—	—	—	(44,673)	(44,673)
Balances at June 30, 2021	16,944,484	$504,711	5,599,240	$1	$—	$—	$4,067	$—	$(148,692)	$(144,624)

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2021	—	$—	110,782,909	$11	468,751	$—	$850,125	$(8)	$(292,109)	$558,019
Vesting of restricted common stock from early-exercised options	—	—	—	—	—	—	1	—	—	1
Exercise of stock options	—	—	50,353	—	—	—	47	—	—	47
Repurchase of unvested restricted common stock	—	—	(1,158,089)	—	1,158,089	—	—	—	—	—
Retirement of treasury stock	—	—	—	—	(1,626,840)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	1,983	—	—	1,983
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	—	—	(100,666)	(100,666)
Balances at March 31, 2022	—	$—	109,675,173	$11	—	$—	$852,156	$—	$(392,775)	$459,392
Exercise of stock options	—	—	98,000	—	—	—	76	—	—	76
Repurchase of unvested restricted common stock	—	—	(992,648)	—	992,648	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	6,361	—	—	6,361
Net loss	—	—	—	—	—	—	—	—	(50,990)	(50,990)
Balances at June 30, 2022	—	$—	108,780,525	$11	992,648	$—	$858,593	$—	$(443,765)	$414,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADAGIO THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(151,656)	$(83,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,344	3,929
Non-cash payments	—	66
Net amortization of premiums and accretion of discounts on marketable securities	194	—
Amortization of operating lease right-of-use assets	211	—
Depreciation expense	9	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	18,825	(1,146)
Other non-current assets	2,998	—
Accounts payable	8,449	2,159
Accrued expenses	(3,653)	21,054
Other current liabilities	58	—
Operating lease liabilities	(214)	—
Other non-current liabilities	(6)	—
Net cash used in operating activities	(116,441)	(57,311)
Cash flows from investing activities:
Maturities of marketable securities	49,000	—
Purchases of property and equipment	(17)	—
Net cash provided by investing activities	48,983	—
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs paid	—	335,264
Payments of initial public offering costs	—	(432)
Proceeds from exercises of stock options	123	—
Payments for repurchases of unvested restricted common stock	(4)	—
Net cash provided by financing activities	119	334,832
Net (decrease) increase in cash and cash equivalents	(67,339)	277,521
Cash and cash equivalents at beginning of period	542,224	114,988
Cash and cash equivalents at end of period	$474,885	$392,509
Supplemental disclosure of non-cash investing and financing activities:
Operating lease right-of-use asset recognized upon adoption of ASC 842	$1,728	$—
Operating lease right-of-use asset recognized under ASC 842	$1,344
Deferred offering and issuance costs included in accrued expenses	$—	$1,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADAGIO THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Nature of the Business and Basis of Presentation

Adagio Therapeutics, Inc., together with its consolidated subsidiaries (the “Company”), is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of differentiated products for the prevention and treatment of infectious diseases. The Company is developing its lead product candidate, adintrevimab, for the prevention and treatment of COVID-19, the disease caused by the virus SARS-CoV-2 and its variants. Adintrevimab is designed to be a potent, long-acting and broadly neutralizing antibody for both the prevention and treatment of COVID-19. The Company initiated clinical trials for adintrevimab in February 2021 and due to the emergence and global spread of the Omicron variant, against which adintrevimab has reduced in vitro neutralization potency compared to prior variants, enrollment in both EVADE (evaluating adintrevimab for the prevention of COVID-19) and STAMP (evaluating adintrevimab for the treatment of COVID-19) was paused in January 2022. The Company reported preliminary safety and efficacy data (pre-Omicron) from both its EVADE and STAMP trials in March 2022

The BA.4 and BA.5 sublineages of the SARS-CoV-2 Omicron variant, which have shown reduced in vitro susceptibility to monoclonal antibodies, have recently emerged as the current predominant variants of SARS-CoV-2 in the United States. Adintrevimab, which has demonstrated broadly neutralizing activity in vitro against SARS-CoV-2 variants of concern (“VOCs”) including Alpha, Beta, Delta, Delta Plus, Gamma and Omicron BA.1, has markedly reduced neutralization activity in vitro against the Omicron BA.2, BA.4, and BA.5 sublineages. Based on feedback from the FDA regarding adintrevimab’s lack of neutralizing activity against the BA.2 variant, the Company paused the submission of an Emergency Use Authorization (“EUA”) request.

The Company is advancing proprietary antibodies targeting distinct sites with activity against all SARS-CoV-2 VOCs to date, including the Omicron variant and its sublineages, and plans to take a combination of these antibodies into clinical trials in the first quarter of 2023 for the prevention and treatment of COVID-19. Beyond COVID-19, the Company is leveraging robust antibody discovery and development capabilities that have enabled expedited advancement of adintrevimab into clinical trials to develop therapeutic or preventative options for other infectious diseases, such as additional coronaviruses and influenza. The Company was incorporated in the State of Delaware in June 2020. The Company operates as a virtual company and maintains a corporate headquarters for general and administrative purposes only. The Company performs research and development activities internally and engages third parties, including Adimab, LLC (“Adimab”), to perform ongoing research and development and other services on its behalf.

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from sales of convertible preferred stock and proceeds from the Company’s IPO. The Company has incurred losses and negative cash flows from operations since its inception, including a net loss of $151.7 million for the six months ended June 30, 2022. As of June 30, 2022, the Company had an accumulated deficit of $443.8 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its existing cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the interim condensed consolidated financial statements.

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

The accompanying condensed consolidated financial statements include the accounts of Adagio Therapeutics, Inc. and its wholly owned subsidiaries, Adagio Therapeutics Security Corporation, Adagio Therapeutics Switzerland GmbH, and Adagio Therapeutics Netherlands B.V. All intercompany accounts and transactions have been eliminated in consolidation. The Company views its operations and manages its business in one operating segment, which is the business of discovering, developing and commercializing differentiated products for the prevention and treatment of infectious diseases.

2. Summary of Significant Accounting Policies

As of June 30, 2022, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2022 (as subsequently amended by Amendment No. 1 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 29, 2022, the “2021 Form 10-K”) have not changed except as discussed below.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2022, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021, the condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 and the condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the three and six months ended June 30, 2022 and 2021 are unaudited.

The accompanying unaudited condensed consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements. The accompanying consolidated balance sheet as of December 31, 2021 was derived from audited financial statements, but does not include all disclosures required by GAAP. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited annual consolidated financial statements, and the notes thereto, as of and for the year ended December 31, 2021, which are included in the Company’s 2021 Form 10-K.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of June 30, 2022 and December 31, 2021, the condensed consolidated results of operations for the three and six months ended June 30, 2022 and June 30, 2021, the condensed consolidated cash flows for the six months ended June 30, 2022 and June 30, 2021 and changes in stockholders’ equity (deficit) for the three and six months ended June 30, 2022 and June 30, 2021 have been made. The Company’s condensed consolidated results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

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

In February 2016, the FASB issued ASC 842, as subsequently amended. ASC 842 sets forth the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASC 842 replaces the existing guidance in ASC 840. ASC 842 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. A lessee is also required to record (i) a right-of-use asset and a lease liability on its balance sheets for all leases with a term of greater than 12 months regardless of their classification and (ii) lease expense on its statement of operations for operating leases and amortization and interest expense on its statement of operations for financing leases. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases under ASC 840. The Company adopted the new standard and used the modified retrospective approach with January 1, 2022 as the initial date of application. The Company elected the available package of practical expedients which allowed the Company to not reassess previous accounting conclusions around whether arrangements are or contain leases, the classification of leases, and the treatment of initial direct costs. As a result of the adoption of ASC 842, the Company recorded (i) an operating lease liability, current of $0.3 million, (ii) an operating lease liability, non-current of $1.4 million and (iii) an operating lease right-of-use asset of $1.7 million, net of the unamortized balance of deferred rent liability as of the transition date. There was no impact from the adoption of ASC 842 to the Company’s results of operations and cash flows from operations. A summary of the impact of the adoption is as follows (in thousands):

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

The Company did not hold any available-for-sale marketable securities as of June 30, 2022.

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

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2022:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$473,995	$—	$—	$473,995
	$473,995	$—	$—	$473,995

	Fair Value Measurements at December 31, 2021:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$541,220	$—	$—	$541,220
Marketable securities:
U.S. Treasury securities	49,194	—	—	49,194
	$590,414	$—	$—	$590,414

The money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy.

The Company did not hold any U.S. Treasury securities as of June 30, 2022.

There were no changes to the valuation methods during the three and six months ended June 30, 2022 or 2021.

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers into or out of Level 1, Level 2 or Level 3 fair value measurements during the three and six months ended June 30, 2022 or 2021.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Prepaid external research, development and manufacturing costs	$4,392	$20,582
Prepaid insurance	456	3,190
Prepaid compensation and other	1,628	1,521
	$6,476	$25,293

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued external research, development and manufacturing costs	$44,919	$48,590
Accrued professional and consultant fees	4,142	2,155
Accrued employee compensation	3,443	4,945
Other	120	587
	$52,624	$56,277

7. License and Collaboration Agreements

Adimab Assignment Agreement

In July 2020, the Company entered into an Assignment and License Agreement with Adimab (“Adimab Assignment Agreement”). Under the terms of the agreement, Adimab assigned to the Company all rights, title and interest in and to certain of its coronavirus-specific antibodies (each, a “CoV Antibody” and together, the “CoV Antibodies”), including modified or derivative forms thereof, and related intellectual property (“Adimab CoV Assets”). In addition, Adimab granted to the Company a non-exclusive, worldwide, royalty-bearing, sublicensable license to certain of its platform patents and technology for the development, manufacture and commercialization of the CoV Antibodies and pharmaceutical products containing or comprising one or more CoV Antibodies (each, a “Product”) for all indications and uses, with the exception of certain diagnostic uses and use as a research reagent (the “Field”). The Company is entitled to sublicense the assigned rights and licensed intellectual property solely with respect to any CoV Antibody or Product, subject to specified conditions of the agreement. The Company is obligated to use commercially reasonable efforts to achieve specified development and regulatory milestones for Products in certain major markets and to commercialize a product in any country in which the Company obtains marketing approval.

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

Amounts paid with respect to services performed by Adimab on the Company’s behalf under the Adimab Assignment Agreement are recognized as research and development expense as such amounts are incurred. For the three and six months ended June 30, 2022, the Company recognized $0.2 million and $0.5 million, respectively, of research and development expense in connection with services provided by Adimab. For the three and six months ended June 30, 2021, the Company recognized $0.2 million and $0.4 million, respectively, of expense in connection with services provided by Adimab. Please refer to Note 15 for additional information.

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

In February 2021, the Company achieved the first specified milestone under the agreement upon dosing of the first patient in a Phase 1 global clinical trial evaluating adintrevimab, which obligated the Company to make a $1.0 million milestone payment to Adimab. In April 2021, the Company achieved the second specified milestone under the agreement upon dosing of the first patient in a Phase 2 global clinical trial evaluating adintrevimab for the prevention of COVID-19, which obligated the Company to make a $2.5 million milestone payment to Adimab. In August 2021, the Company achieved the third specified milestone under the agreement upon dosing of the first patient in a Phase 3 global clinical trial evaluating adintrevimab for the prevention of COVID-19, which obligated the Company to make a $4.0 million milestone payment to Adimab. The Company recognized each expense when achievement of each of the first, second and third milestones became probable of achievement in February, April and August 2021, respectively. The next potential milestone under the Adimab Assignment Agreement is a low-single-digit million dollar milestone related to the acceptance of the filing of the first New Drug Application for a Product, which was not considered probable as of June 30, 2022.

During the three and six months ended June 30, 2022, the Company did not recognize any in-process research and development (“IPR&D”) expense in connection with contingent consideration payable under the Adimab Assignment Agreement. During the three and six months ended June 30, 2021, the Company recognized $2.5 million and $3.5 million, respectively, as IPR&D expense in connection with contingent consideration payable under the Adimab Assignment Agreement.

The Company is obligated to pay Adimab royalties of a mid-single-digit percentage based on net sales of any Products, once commercialized. The royalty rate is subject to reductions specified under the agreement. Royalties are due on a Product-by-Product and country-by-country basis beginning upon the first commercial sale of each Product and ending on the later of (i) 12 years after the first commercial sale of such Product in such country and (ii) the expiration of the last valid claim of a patent covering such Product in such country (“Royalty Term”). In addition, the Company is obligated to pay Adimab royalties of a specified percentage in the range of 45% to 55% of any compulsory sublicense consideration received by the Company in lieu of certain royalty payments. Except for the first milestone payment of $1.0 million, the second milestone payment of $2.5 million and the third milestone payment of $4.0 million, which were paid by the Company to Adimab in March, May and September 2021, respectively, no other milestone, royalty or other contingent payments had become due to Adimab through June 30, 2022.

Unless earlier terminated, the Adimab Assignment Agreement remains in effect until the expiration of the last-to-expire Royalty Term for any and all Products. The Company may terminate the agreement at any time for any or no reason upon advance written notice to Adimab, or in the event of a material breach by Adimab that is not cured with specific periods. Adimab may only terminate the agreement for an uncured material breach by the Company for its due diligence obligation or a payment obligation. Upon any termination of the agreement prior to its expiration, all licenses and rights granted pursuant to the arrangement will automatically terminate and revert to the granting party and all other rights and obligations of the parties will terminate.

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

Adimab Collaboration Agreement

In May 2021, the Company entered into a Collaboration Agreement with Adimab (the “Adimab Collaboration Agreement”) for the discovery and optimization of proprietary antibodies as potential therapeutic product candidates. Under the Adimab Collaboration Agreement, the Company and Adimab will collaborate on research programs for a specified number of targets selected by the Company within a specified time period. Under the Adimab Collaboration Agreement, Adimab granted the Company a worldwide, non-exclusive license to certain of its platform patents and technology and antibody patents to perform the Company’s responsibilities during the ongoing research period and for a specified evaluation period thereafter (the “Evaluation Term”). In addition, the Company granted Adimab a license to certain of the Company’s patents and intellectual property solely to perform Adimab’s responsibilities under the research plans. Under the Adimab Collaboration Agreement, the Company has an exclusive option, on a program-by-program basis, to obtain licenses and assignments to commercialize selected products containing or comprising antibodies directed against the applicable target, which option may be exercised upon the payment of a specified option fee for each program. Upon exercise of an option by the Company, Adimab will assign to the Company all right, title and interest in the antibodies of the optioned research program and will grant the Company a worldwide, royalty-free, fully paid-up, non-exclusive, sublicensable license under the Adimab platform technology for the development, manufacture and commercialization of the antibodies for which the Company has exercised its options and products containing or comprising those antibodies. The Company is obligated to use commercially reasonable efforts to develop, seek marketing approval for, and commercialize one product that contains an antibody discovered in each optioned research program.

The Company is obligated to pay Adimab a quarterly fee of $1.3 million, which may be cancelled at the Company’s option at any time. For so long as the Company is paying such quarterly fee (or earlier if (i) the Company experiences a change of control after the third anniversary of the Adimab Collaboration Agreement or (ii) Adimab owns less than a specified percentage of the Company’s equity), Adimab and its affiliates will not assist or direct certain third parties to discover or optimize antibodies that are intended to bind to coronaviruses or influenza viruses. The Company may also elect to decrease the scope of Adimab’s exclusivity obligations and obtain a corresponding decrease in the quarterly fee. During the three and six months ended June 30, 2022, the Company recognized $1.3 million and $2.6 million, respectively, of research and development expense related to the quarterly fee. During the three and six months ended June 30, 2021, the Company did not recognize research and development expense related to the quarterly fee.

For each agreed upon research program that is commenced, the Company is obligated to pay Adimab quarterly for its services performed during a given research program at a specified full-time equivalent rate; a discovery delivery fee of $0.2 million; and an optimization completion fee of $0.2 million. For each option exercised by the Company to commercialize a specific research program, the Company is obligated to pay Adimab an exercise fee of $1.0 million. Amounts paid with respect to services performed by Adimab on the Company’s behalf in each of the research programs under the Adimab Collaboration Agreement are recognized as research and development expense as such amounts are incurred and services are rendered. During the three and six months ended June 30, 2022, the Company recognized $0.6 million and $1.0 million, respectively, of expense in connection with services provided by Adimab. Through June 30, 2022, the Company recognized $0.2 million of research and development expense related to a drug delivery fee. Additionally, through June 30, 2022, the Company has not paid an optimization completion fee to Adimab, and the Company has not exercised its option with respect to any program.

The Company is obligated to pay Adimab up to $18.0 million upon the achievement of specified development and regulatory milestones for each product under the Adimab Collaboration Agreement that achieves such milestones. The next potential milestone under the Adimab Collaboration Agreement is a low-single-digit million milestone related to dosing of the first subject in a Phase 1 trial, which was not considered probable as of June 30, 2022. The Company is also obligated to pay Adimab royalties of a mid-single-digit percentage based on net sales of any product under the Adimab Collaboration Agreement, subject to reductions for third-party licenses. The royalty term will expire for each product on a country-by-country basis upon the later of (i) 12 years after the first commercial sale of such product in such country and (ii) the expiration of the last valid claim of any patent claiming composition of matter or method of making or using any antibody identified or optimized under the Adimab Collaboration Agreement in such country.

In addition, the Company is obligated to pay Adimab for Adimab’s performance of certain validation work with respect to certain antigens acquired from a third party. In consideration for this work, the Company is obligated to pay Adimab royalties of a low single-digit percentage based on net sales of products that contain such antigens for the same royalty term as antibody-based products, but the Company is not obligated to make any milestone payments for such antigen products. Through June 30, 2022, the Company had not paid any royalties to Adimab under the Adimab Collaboration Agreement.

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

The Company paid an upfront fee of $0.2 million to WuXi upon completion of cell bank generation for the first Licensed Cell Line created under the Cell Line License Agreement. The Company is also obligated to pay royalties in the range of 0.3% to 0.5% to WuXi based on net sales of any Licensed Products manufactured by the Company or a third party on its behalf. However, if the Company uses WuXi to manufacture all of its commercial supplies for Licensed Products, no royalties would be owed by the Company to WuXi for net sales of Licensed Products. The Company has an option to buy out its royalty obligations on a Licensed Cell Line-by-Licensed Cell Line basis by making a one-time payment of $15.0 million to WuXi. Royalties are due on a Licensed Product-by-Licensed Product basis commencing on the date of the first commercial sale of the applicable product and continuing for so long as the Company commercializes Licensed Products or, if earlier, until the Company exercises its option to buy out the royalty obligations. Through June 30, 2022, no royalties had become due to WuXi.

The Cell Line License Agreement remains in effect until it is terminated. The Company may terminate the Cell Line License Agreement at any time with notice to WuXi. WuXi may terminate the Cell Line License Agreement in the event the Company fails to make a payment when due under the Cell Line License Agreement and such non-payment is not cured within a specified period after notice. Either party may terminate the Cell Line License Agreement in the event of a material breach by the other party that is not cured within a specified period after notice. Upon termination of the Cell Line License Agreement, the license conveyed by WuXi to the Company will continue in full force and effect with respect to all Licensed Products manufactured using the Licensed Cell Line already generated under the Cell Line License Agreement, provided that the Company continues to pay its royalty obligations, if any.

The Company concluded that the Cell Line License Agreement represented an asset acquisition of IPR&D with no alternative future use. The Cell Line License Agreement did not qualify as a business combination because substantially all of the fair value of the assets acquired was concentrated in a single asset. Therefore, the aggregate acquisition cost of $0.2 million, consisting solely of the upfront fee, was recognized as acquired IPR&D expense for the period from June 3, 2020 (inception) to December 31, 2020.

Research Collaboration and License Agreement with The Scripps Research Institute

In August 2021, the Company entered into a Research Collaboration and License Agreement (the “Research Agreement”) with The Scripps Research Institute (“TSRI”). Under the terms of the Research Agreement, TSRI performed research activities (the “Research Program”) to identify vaccine candidates for the prevention, diagnosis or treatment of influenza or beta coronaviruses. In August 2021, the Company paid TSRI $1.5 million in funding, which was credited against research funding payable by the Company under the Research Agreement.

In April 2022, the Company provided written notice to TSRI to terminate the Research Agreement. Following early termination in the second quarter of 2022, all licenses were terminated and reverted to TSRI.

Amounts incurred for services performed by TSRI under the Research Agreement were expensed to research and development expense as the services were rendered. During the three and six months ended June 30, 2022, the Company recognized $0.8 million and $1.7 million, respectively, of expense associated with services performed under the Research Agreement.

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

In June 2022, the Company entered into a two year noncancelable agreement for dedicated laboratory and office space in Newton, Massachusetts. The monthly rental payments under the agreement include base rent charges of $0.7 million per year. The agreement terms provide for a month-to-month extension with base rent calculated on the then-market rate with three months provided notice.

The components of operating lease expense were as follows (in thousands):

	For the Three Months Ended June 30,	For The Six Months Ended June 30,
	2022	2022
Lease cost:
Operating lease cost	$161	$266
Variable lease cost	8	16
Total lease cost	$169	$282

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$176	$276

Future minimum lease payments under the noncancelable leases as of June 30, 2022 was as follows (in thousands):

Year Ending December 31,	Operating Lease
2022 (excluding the six months ended June 30, 2022)	$553
2023	1,113
2024	713
2025	430
2026	328
Total lease payments	3,137
Present value adjustment	(279)
Present value of operating lease liability	$2,858

As of June 30, 2022, the Company’s operating lease was measured using a weighted-average incremental borrowing rate of 6.0% over a weighted-average remaining lease term of 3.2 years.

The total operating liabilities are presented on the Company’s condensed consolidated balance sheet based on maturity dates. $1.0 million of the total operating liabilities is classified under "operating lease liabilities, current” for the portion due within twelve months, and $1.9 million is classified under "operating lease liabilities, non-current”.

License Agreements

The Company has entered into license agreements with Adimab, WuXi and TSRI (see Note 7). In April 2022, the Company provided written notice to TSRI to terminate the Research Agreement, and the Research Agreement was subsequently terminated during the second quarter of 2022.

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

The Company committed to minimum noncancelable purchase obligations related to batches of adintrevimab drug substance and certain services with respect to the product requirements for 2022 and 2023 and batches of adintrevimab drug product and certain services with respect to the product requirements for 2022, the payments for which will extend into 2023.

In April 2022, the total volume of contractually binding drug substance and drug product batches to be manufactured under the Commercial Manufacturing Agreement was reduced to $51.6 million, a decrease of $107.8 million from the previous commitment of minimum non-cancelable purchase obligations of $159.4 million. In addition, the Company received a credit in the low eight-figures to offset future services rendered by WuXi.

As of June 30, 2022, the Company had paid an aggregate of $19.6 million under the Commercial Manufacturing Agreement, which consisted of deposits paid related to the original minimum purchase obligations under the Commercial Manufacturing Agreement. In conjunction with the reduction described above, the Company received a $13.8 million credit related to the deposits previously paid for the cancelled batches.

Of the $19.6 million paid, $5.8 million was related to deposits for batches that were not cancelled, of which $2.4 million remained in prepaid expenses and other current assets as of June 30, 2022. The remaining $13.8 million was related to deposits for cancelled batches, which was applied to accrued expenses to offset payment of other WuXi services.

In August 2022, the low eight-figure credit was applied to WuXi-related services as a reduction of research and development expenses and a reduction of accrued expenses.

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

Other Contracts

The Company enters into agreements with third parties during the ordinary course of business for various products and services, including those related to research, preclinical and clinical operations, manufacturing and support, supply chain, and distribution. These contracts do not contain any material minimum purchase commitments. Certain of these agreements provide for termination rights subject to the payment of termination fees and/or wind-down costs. Under such agreements, the Company is contractually obligated to make certain payments to vendors upon early termination, primarily to reimburse them for their unrecoverable outlays incurred prior to cancellation as well as any amounts owed by the Company prior to early termination. The actual amounts the Company could pay in the future to the vendors under such agreements may differ from the purchase order amounts due to cancellation provisions. The termination fees were not probable of payment as of June 30, 2022 and December 31, 2021.

Legal Proceedings

From time to time, the Company may become involved in legal proceedings or other litigation relating to claims arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and estimated exposure amount. Legal fees and other costs associated with such proceedings are expensed as incurred. As of June 30, 2022 and December 31, 2021, the Company was not a party to any material legal proceedings.

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

The terms of the Series C Preferred Stock were substantially the same as the terms of the Series A Preferred Stock and Series B Preferred Stock, except that the original issue price per share and the conversion price per share of the Series C Preferred Stock is $78.08578.

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

10. Common Stock

The voting, dividend and liquidation rights of the holders of shares of the Company’s common stock were subject to and qualified by the rights, powers and preferences of the holders of the Preferred Stock set forth above and described in the Company’s final prospectus related to the IPO filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”) on August 6, 2021.

In June 2020, the Company issued and sold 21,250,000 shares of its common stock to Adimab upon formation of the Company for $0.00002 per share. In July 2020, such shares of common stock were repurchased by the Company from Adimab contemporaneous with the execution of the Adimab Assignment Agreement, pursuant to which the Company acquired certain intellectual property rights in exchange for the issuance of 5,000,000 shares of its Series A Preferred Stock. As of June 30, 2022 and December 31, 2021 the 21,250,000 shares of common stock repurchased from Adimab were retired and redesignated as authorized but unissued shares of the Company’s common stock. The fair value of the repurchased common stock was $0.004 per share, or $85,000 in the aggregate, as determined based on a third-party valuation (see Note 7).

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

As of June 30, 2022, the Company had reserved 44,428,175 shares of common stock for the exercise of outstanding stock options and the issuance of awards available for grant under the Company’s 2020 Equity Incentive Plan, 2021 Equity Incentive Plan and 2021 Employee Stock Purchase Plan (see Note 11).

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

In February and June 2022, the Company repurchased 1,158,089 and 992,648 shares of unvested restricted common stock, respectively, at the original purchase price upon a termination of service during the vesting period. The shares of common stock repurchased were recorded as treasury stock in the accompanying condensed consolidated balance sheets and consolidated statements of convertible preferred stock and stockholders’ equity (deficit) as such shares were not retired. The fair value of the repurchased common stock was insignificant.

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

Initial Public Offering

In August 2021, the Company completed its IPO, pursuant to which it issued and sold 20,930,000 shares of its common stock at an initial public offering price of $17.00 per share, including 2,730,000 shares of its common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares. The aggregate net proceeds received by the Company from the IPO were approximately $327.5 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. Upon the closing of the IPO, all of the shares of the Company’s convertible preferred stock then outstanding converted into 84,722,420 shares of common stock. Upon the conversion of the convertible preferred stock, the Company reclassified the carrying value of the convertible preferred stock to common stock (at par value) and additional paid-in capital.

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

As of June 30, 2022, there were 11,600,938 shares authorized to be issued upon the exercise of outstanding stock option grants and no shares reserved for future issuance under the 2020 Plan.

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

As of June 30, 2022, there were 43,085,402 shares authorized to be issued, which includes 23,149,318 shares reserved for future issuance under the 2021 Plan.

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

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of stock options granted:

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2022	2021	2022	2021
Expected term (in years)	5.8	6.1	6.0	6.0
Expected volatility	74.6%	73.3%	72.7%	73.4%
Risk-free interest rate	3.1%	1.0%	2.0%	0.9%
Expected dividend yield	—%	—%	—%	—%

Stock Option Activity

The following table summarizes the Company’s stock option activity since December 31, 2021:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2021	18,871,592	$10.15	9.3	$24,897
Granted	6,574,509	$6.01
Exercised	(148,353)	$0.83
Forfeited	(5,361,664)	$10.62
Outstanding at June 30, 2022	19,936,084	$8.73	9.0	$6,972
Vested and expected to vest at June 30, 2022	19,936,084	$8.73	9.0	$6,972
Options exercisable at June 30, 2022	4,272,473	$6.12	8.4	$2,976

The weighted-average grant date fair value of stock options granted during the three and six months ended June 30, 2022 was $2.07 and $3.88, respectively, per share. The weighted-average grant date fair value of stock options granted during the three and six months ended June 30, 2021 was $6.75 and $5.96, respectively, per share.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair market value of the common stock for the options that were in the money at June 30, 2022 and December 31, 2021.

The total intrinsic value of stock options exercised was $0.3 million and $0.6 million for the three and six months ended June 30, 2022, respectively.

In July 2022, David Hering, M.B.A. was appointed as the Company's Chief Executive Officer and as a Class III director on the Board of Directors. In conjunction with Mr. Hering's appointment, he was granted a stock option to purchase 2,000,000 shares of common stock, which will vest monthly in equal installments over 48 months. Mr. Hering is also eligible to receive an additional stock option to purchase up to 1,000,000 shares of common stock (the "Additional Option Grant") if certain goals approved by the Board of Directors, on the recommendation of the Compensation Committee, are achieved on or prior to December 31, 2022, with such achievement to be determined by the Board of Directors, upon the recommendation of the Compensation Committee. If such performance goals are partially achieved on or prior to December 31, 2022, then Mr. Hering may receive a partial amount of the Additional Option Grant, with such partial amount to be determined by the Board of Directors, in its sole and absolute discretion. The Additional Option Grant would vest monthly in equal installments over a 48-month period commencing on the applicable grant date.

Early Exercise of Stock Options into Restricted Stock

The Company’s restricted stock activity during the six months ended June 30, 2022 is solely due to shares of restricted common stock issued pursuant to the permitted early exercise of stock options. Shares of common stock issued upon exercise of unvested stock options are restricted and continue to vest in accordance with the original vesting schedule applicable to the associated stock option award. The Company has the right to repurchase any unvested shares of restricted common stock, at the original purchase price, upon any voluntary or involuntary termination of the service relationship during the vesting period.

A summary of the Company’s unvested common stock from option early exercises that is subject to repurchase by the Company is as follows:

Number of Shares
Unvested restricted stock at December 31, 2021	3,082,175
Issued	—
Vested	(450,995)
Repurchased	(2,150,737)
Unvested restricted stock at June 30, 2022	480,443

Proceeds from the early exercise of stock options are recorded as an early-exercise liability on the condensed consolidated balance sheets. The liability for unvested common stock subject to repurchase is then reclassified to common stock and additional paid-in capital as the Company’s repurchase right lapses. Shares issued pursuant to the early exercise of stock options are not considered to be outstanding for accounting purposes until the shares vest. As of June 30, 2022 and December 31, 2021 the liability related to the payments for unvested shares from early-exercised options was less than $0.1 million.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense (service-based stock options and employee stock purchase plan) in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$3,382	$1,152	$6,535	$1,431
Selling, general and administrative	2,979	2,190	1,809	2,498
	$6,361	$3,342	$8,344	$3,929

In February 2022, Tillman U. Gerngross, Ph.D., resigned as Chief Executive Officer and President and as a member of the Company's board of directors. In accordance with his resignation, Dr. Gerngross's outstanding stock options were forfeited, resulting in a reversal of selling, general and administrative related stock-based compensation expense of approximately $4.6 million.

As of June 30, 2022, total unrecognized stock-based compensation expense related to unvested stock-based awards was $86.4 million, which is expected to be recognized over a weighted-average period of 3.0 years.

2021 Employee Stock Purchase Plan

In July 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (the ‘‘2021 ESPP’’), which became effective immediately prior to and contingent upon the execution of the underwriting agreement related to the Company’s IPO. A total of 1,342,773 shares of common stock were initially reserved for issuance under the 2021 ESPP. There were no shares issued under the 2021 ESPP as of June 30, 2022. The number of shares of common stock that may be issued under the 2021 ESPP will automatically increase on the first day of each calendar year, beginning on January 1, 2022 and continuing through January 1, 2031, by an amount equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the calendar month before the date of each automatic increase, (ii) 2,685,546 shares and (iii) an amount determined by the Company’s board of directors. The number of shares to be issued under the 2021 ESPP did not increase on January 1, 2022 as determined by the Company's board of directors. During the three and six months ended June 30, 2022, the Company recognized less than $0.1 million in related stock-based compensation expense.

12. Income Taxes

For the three and six months ended June 30, 2022 and 2021, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period, due to its uncertainty of realizing a benefit from those items. All of the Company’s operating losses since inception have been generated in the United States.

13. Defined Contribution Plan

The Company maintains a 401(k) Plan (the “401(k) Plan”) for the benefit of eligible employees. The 401(k) Plan is a defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986 that covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Pursuant to the terms of the 401(k) Plan, the Company is required to make non-elective contributions of 3% of eligible participants’ compensation. For the three and six months ended June 30, 2022, the Company contributed $0.2 million and $0.4 million, respectively, to the 401(k) Plan. For the three and six months ended June 30, 2021, the Company contributed $0.1 million and $0.2 million, respectively, to the 401(k) Plan.

14. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(50,990)	$(44,673)	$(151,656)	$(83,373)
Denominator:
Weighted-average common shares outstanding, basic and diluted	108,166,890	249,769	108,019,051	125,574
Net loss per share attributable to common stockholders, basic and diluted	$(0.47)	$(178.86)	$(1.40)	$(663.94)

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

	Three and Six Months Ended June 30,
	2022	2021
Convertible preferred stock (as converted to common stock)	—	84,722,420
Stock options to purchase common stock	19,936,084	14,931,630
Unvested restricted common stock	480,443	4,194,930
	20,416,527	103,848,980

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

During the three and six months ended June 30, 2022, the Company did not recognize any IPR&D expense pursuant to the Adimab Assignment Agreement. During the three and six months ended June 30, 2021, the Company recognized $2.5 million and $3.5 million, respectively, as IPR&D expense in connection with milestones payable under the Adimab Assignment Agreement.

During the three and six months ended June 30, 2022, the Company recognized $0.2 million and $0.5 million, respectively, of research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Assignment Agreement. During the three and six months ended June 30, 2021, the Company recognized $0.2 million and $0.4 million, respectively, of research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Assignment Agreement.

Adimab Collaboration Agreement

Under the Adimab Collaboration Agreement, the Company is obligated to pay Adimab for certain fees, milestone and royalty payments (see Note 7).

During the three and six months ended June 30, 2022, the Company recognized $1.3 million and $2.6 million, respectively, of research and development expense related to the quarterly fee. During the three and six months ended June 30, 2021, the Company did not recognize research and development expense related to the quarterly fee.

During the three and six months ended June 30, 2022, the Company recognized $0.6 million and $1.0 million, respectively, of research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Collaboration Agreement. During the three and six months ended June 30, 2021, the Company did not incur significant costs with respect to services performed by Adimab on the Company’s behalf under the Adimab Collaboration Agreement.

During the three and six months ended June 30, 2022, the Company recognized $0.2 million of research and development expense related to a drug delivery fee.

As of June 30, 2022 and December 31, 2021, $1.0 million and $0.6 million, respectively, was due to Adimab under both the Adimab Assignment Agreement and the Adimab Collaboration Agreement by the Company. As of June 30, 2022 and December 31, 2021, no amounts were due from Adimab under the Adimab Assignment Agreement or the Adimab Collaboration Agreement to the Company.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, but are not limited to, statements regarding our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, and are not guarantees of future performance. The words “may,” “anticipate,” “believe,” “could,” “expect,” “intends,” “might,” “plan,” “possible,” “potential,” “aim,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These statements speak only as of the date of this Quarterly Report on Form 10-Q and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements include, without limitation, statements about the following:

•
the timing, progress and results of our preclinical studies and clinical trials of our current and future product candidates, including statements regarding the timing of our planned regulatory submissions, initiation and completion of studies or trials and related preparatory work and the period during which the results of the trials will become available, and our research and development programs;
•
the timing of any submission of filings for regulatory approval of, and our ability to obtain and maintain regulatory approvals for, our current and future product candidates;
•
our manufacturing capabilities and strategy, including the scalability and commercial viability of our manufacturing methods and processes;
•
our ability to identify patients with the diseases treated by our product candidates and to enroll these patients in our clinical trials;
•
our expectations regarding the size of the patient populations, market acceptance and opportunity for and clinical utility of our product candidates, if approved for commercial use;
•
our expectations regarding the scope of any approved indication for adintrevimab or any other product candidate;
•
our ability to successfully commercialize our product candidates;
•
our ability to leverage technology to identify and develop future product candidates;
•
our estimates of our expenses, ongoing losses, future revenue, capital requirements and our need for or ability to obtain additional funding before we can expect to generate any revenue from product sales;
•
our belief that we have sufficient cash resources to fund our operating expenses and capital expenditure requirements into the second quarter of 2024;
•
our competitive position and the development of and projections relating to our competitors or our industry; and
•
business disruptions affecting our preclinical studies or the initiation, patient enrollment, development and operation of our clinical trials, including a public health crisis, such as the outbreak of COVID-19.

The foregoing list of forward-looking statements is not exhaustive. You should refer to the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Other sections of this Quarterly Report on Form 10-Q may include additional factors that could harm our business and financial performance. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. You should, however, review the factors and risks and other information we describe in the reports we file from time to time with the SEC.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Overview

Adagio Therapeutics, Inc. is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of differentiated products for the prevention and treatment of infectious disease. We are developing our lead product candidate, adintrevimab, for the prevention and treatment of coronavirus disease 2019 (“COVID-19”), the disease caused by the virus SARS-CoV-2 and its variants. COVID-19 has caused the current global pandemic that remains a significant global health crisis and has resulted in millions of deaths and lasting health problems in many survivors. We believe that COVID-19 will become an endemic disease requiring a variety of effective, safe and convenient prevention and treatment options for years to come. We are leveraging our team’s collective expertise and capabilities to deliver adintrevimab to patients and to discover novel solutions to infectious diseases through internal research and collaborations.

Adintrevimab is designed to be a potent, long-acting and broadly neutralizing antibody for both the prevention and treatment of COVID-19. We believe several key attributes combine to potentially differentiate adintrevimab, including breadth, potency, durability of protection, convenient intramuscular administration, and potential for broad application across multiple indications, depending on the SARS-CoV-2 variant.

Data from our Phase 1 healthy volunteer study ADG20-1-001 confirmed the extended half-life of adintrevimab, which we believe may allow for durable protection against COVID-19, depending on the variant. In February 2022, we expanded the Phase 1 study to evaluate safety and pharmacokinetics at higher doses. As of August 8, 2022, there were no study drug related adverse events, serious adverse events, injection-site reactions or hypersensitivity reactions reported across all dose levels evaluated.

We are assessing adintrevimab in two separate Phase 2/3 clinical trials: our EVADE trial to evaluate adintrevimab for the prevention of COVID-19 and our STAMP trial to evaluate adintrevimab for the treatment of COVID-19. Our EVADE clinical trial is a global Phase 2/3 clinical trial evaluating adintrevimab as a prevention for COVID-19 in both the post-exposure and pre-exposure settings. Our STAMP trial is our global Phase 2/3 clinical trial evaluating adintrevimab as a treatment for COVID-19. Due to the emergence and global spread of the Omicron variant, against which adintrevimab has reduced in vitro neutralization potency compared to prior variants, enrollment in both EVADE and STAMP was paused on January 11, 2022, and preliminary safety and efficacy data were evaluated.

In the primary analysis population, patients infected with or exposed to a non-Omicron variant (the “pre-Omicron group”), adintrevimab met the primary objectives across all three indications, demonstrating statistically significant and clinically meaningful efficacy. In pre-exposure and post-exposure prophylaxis, adintrevimab was associated with 71% and 75% relative risk reductions compared to placebo, respectively, in the prevention of reverse transcription-polymerase chain reaction (“RT-PCR”) confirmed symptomatic COVID-19. In an exploratory analysis of patients exposed to the Omicron variant (the “post-Omicron group”) in pre-exposure prophylaxis, adintrevimab was associated with a clinically meaningful reduction in the risk of developing RT-PCR confirmed symptomatic COVID-19 compared with placebo. In treatment, adintrevimab was associated with a 66% relative risk reduction compared to placebo in the incidence COVID-19 related hospitalization or all cause death through Day 29 in the pre-Omicron group. In patients treated within three days of symptom onset, adintrevimab was associated with a reduced risk of COVID-19 hospitalization or death from any cause through Day 29 by 74% compared to placebo. A preliminary analysis of available safety data in each trial revealed a safety profile similar to that of placebo for adintrevimab.

The Omicron BA.4 and BA.5 sublineages, which have shown reduced in vitro susceptibility to monoclonal antibodies, have recently emerged as the current predominant variants of SARS-CoV-2 in the United States. Adintrevimab, which has demonstrated broadly neutralizing activity in vitro against SARS-CoV-2 variants of concern including Alpha, Beta, Delta, Delta Plus, Gamma and Omicron BA.1, has markedly reduced neutralization activity in vitro against the Omicron BA.2, BA.4, and BA.5 sublineages. Based on feedback from the FDA regarding adintrevimab’s lack of neutralizing activity against the BA.2 variant, we paused the submission of an Emergency Use Authorization (“EUA”) request. We intend to continue engaging with the FDA and monitor the evolution of SARS-CoV-2 and the in vitro activity of adintrevimab against predominant variants in the United States to determine the optimal timing for the planned EUA request. In addition, we continue engaging with other health authorities outside of the United States on potential authorization pathways for adintrevimab.

We are committed to advancing adintrevimab as a potential future therapeutic option in anticipation of the emergence of new variants. We are on-track to have more than 700,000 doses of adintrevimab secured in 2022, in preparation of its potential utility as a prophylaxis and treatment option for COVID-19 in the future.

We are also evaluating additional broadly neutralizing antibodies targeting the receptor binding domain, as well as other subdomains within the spike protein for COVID-19. We are advancing proprietary antibodies targeting distinct sites with activity against all SARS-CoV-2 variants of concern (“VOCs”) to date, including the Omicron variant and its sublineages, and plan to take a combination of these antibodies into clinical trials in the first quarter of 2023 for the prevention and treatment of COVID-19. In addition, we plan to leverage our robust antibody discovery and development capabilities and our partnerships that together have enabled our expedited advancement of adintrevimab into clinical trials to develop therapeutic or preventative options for other infectious diseases, such as additional coronaviruses and influenza. We continue to evaluate product candidates for infectious diseases with high unmet medical need through in-licensing opportunities that may leverage our team’s expertise and capabilities.

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

We were formed in June 2020. In July 2020, we entered into an assignment and license agreement (the “Adimab Assignment Agreement”), with Adimab, pursuant to which we acquired certain rights to Adimab’s antibodies relating to COVID-19 and severe acute respiratory syndrome (“SARS”), as well as related provisional patent applications, know-how and data generated with respect to the associated antibodies. In addition, Adimab granted to us a non-exclusive, worldwide license to certain of Adimab’s platform patents and technology for use in research and development. In connection with the rights and license acquired, we issued 5,000,000 shares of our Series A Preferred Stock to Adimab. In May 2021, we entered into a funded discovery agreement with Adimab focused on discovery efforts for new antibodies that may be effective against other coronaviruses and influenza, both of which have the potential to cause pandemics. In the event that Adimab discovers an antibody that is expected to meet certain product profiles developed by us, we will have the exclusive option to require Adimab to assign us its rights in any such antibody and to grant us certain licenses. In addition, we engage other third parties to perform ongoing research and development and other services on our behalf.

Since our inception, we have devoted substantially all of our resources to organizing and staffing, building an intellectual property portfolio, business planning, conducting research and development, establishing and executing arrangements with third parties for the manufacture of our product candidates and raising capital. We rely heavily on partnerships, external consultants and contract research organizations (“CROs”) to conduct our discovery, non-clinical, preclinical and clinical activities. Additionally, we are currently dependent on WuXi Biologics (Hong Kong) Limited (“WuXi”), a contract development and manufacturing organization (“CDMO”), for the manufacture of our product candidates for clinical and commercial use. We expect to continue to rely on third parties for clinical trials and the manufacture and testing of our product candidates.

Since our inception, we have financed our operations with net proceeds of $464.7 million from sales of our preferred stock, and most recently, with net proceeds from our initial public offering (“IPO”). In August 2021, we completed our IPO, pursuant to which we issued and sold 20,930,000 shares of our common stock, including 2,730,000 shares of common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received aggregate net proceeds from our IPO of $327.5 million, after deducting underwriting discounts and commissions and offering expenses payable by us. To date, we have not generated any revenue from any sources, including product sales or government supply contracts. We have not yet commenced significant development activities with respect to other product candidates. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates, if approved.

Since our inception, we have incurred significant losses, including a net loss of $151.7 million for the six months ended June 30, 2022. As of June 30, 2022, we had an accumulated deficit of $443.8 million. We expect to continue to incur significant expenses and recognize losses in the foreseeable future as we expand and progress our research and development activities as well as the associated manufacturing activities and commercialization efforts. In addition, our losses from operations may fluctuate significantly from period to period depending on the timing of our clinical trials and our expenditures on other research and development activities, including any associated manufacturing activities, and potential commercialization efforts. Our expenses could increase substantially in connection with our ongoing activities, as we:

•
continue to conduct our ongoing clinical trials of adintrevimab, as well as initiate and complete additional clinical trials of future product candidates or current product candidates in new indications or patient populations;
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
•
validate our commercial-scale current good manufacturing practices (“cGMP”) manufacturing process;
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

Because of the numerous risks and uncertainties associated with pharmaceutical product development and emergence of adintrevimab susceptible SARS-CoV-2 VOCs, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. We may never obtain regulatory approval for any of our product candidates. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

Based on our current operating plan, we believe that our existing cash and cash equivalents of $474.9 million as of June 30, 2022, will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”

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

In addition, our business and operations may be more broadly adversely affected by the COVID-19 pandemic. The COVID-19 outbreak and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, facilities and production have been suspended and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services has fallen. The global COVID-19 pandemic continues to evolve rapidly, and we will continue to monitor it closely. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition, operations and product development timelines and plans remains highly uncertain and will depend on future developments, including the duration and spread of outbreaks and the continued emergence of variants, its impact on our clinical trial design and enrollment, trial sites, CROs, CDMOs, and other third parties with which we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. To date, we have experienced some delays and disruptions in our development activities as a result of the COVID-19 pandemic. Some of our CROs, CDMOs and other service providers also continue to be impacted. We will continue to monitor developments as we address the disruptions, delays and uncertainties relating to the COVID-19 pandemic. These developments and the impact of the COVID-19 pandemic on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, our results and operations may be materially adversely affected and may affect our ability to raise capital.

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

Research and Development Expenses

The nature of our business and primary focus of our activities generates a significant amount of research and development costs. Research and development expenses represent costs incurred by us for:

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
•
laboratory-related expenses, which include laboratory supplies, rent expense and other operating costs;
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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher and more variable development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Our research and development expenses could increase substantially in the near term as we advance adintrevimab through clinical development on a global basis, if required, pursue regulatory approval of adintrevimab, advance additional antibody candidates into clinical trials, continue to discover and develop additional product candidates and incur expenses associated with hiring additional personnel to support our research and development efforts, including the associated manufacturing activities.

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

A change in the outcome of any of these variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of that product candidate. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. We may never succeed in obtaining regulatory approval or EUA for any of our product candidates. In addition, in the absence of a declaration by the U.S. Department of Health and Human Services of a federal public health emergency (a “Public Health Emergency”), we will not be able to receive an EUA. The declaration of a Public Health Emergency has recently been extended to mid-October 2022 and may or may not be renewed again.

Acquired In-Process Research and Development Expenses

Acquired in-process research and development (“IPR&D”) expenses consist primarily of the upfront costs we incurred in July 2020, as well as any costs of contingent milestone payments we incurred in subsequent periods, to acquire rights to Adimab’s antibodies relating to COVID-19 and SARS and related intellectual property and a license to certain of Adimab’s platform patents and technology, or the IPR&D assets, for use in the research and development of our product candidates. We expensed the cost of the IPR&D assets because they had no alternative future use as of the acquisition date. We will recognize additional acquired IPR&D expenses in the future if and when it is deemed probable that we will make contingent milestone payments to Adimab under the terms of the agreement by which we acquired the IPR&D assets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries, bonuses, benefits, third-party fees and other related costs, including stock-based compensation, for our personnel and external contractors involved in our executive, finance, legal, business development and other administrative functions, as well as our commercial function. Selling, general and administrative expenses also include costs incurred for outside services associated with such functions, including legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax and administrative consulting services; insurance costs; market research costs; and other selling, general and administrative expenses. These costs relate to the operation of the business, unrelated to the research and development function, or any individual program.

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

In June 2022, we entered into a two year noncancelable agreement for laboratory and office space in Newton, MA for research and development purposes. Through June 30, 2022, we have operated as a virtual company and maintained a corporate headquarters for general and administrative purposes only. Therefore, we did not incur material operating expenses for the rent, maintenance and insurance of facilities, or for depreciation of fixed assets.

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

Income Taxes

Since our inception, we have not recorded any income tax expense or realized benefits for the net losses we have incurred or for the research and development tax credits generated in each period as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss (“NOL”) carryforwards and tax credit carryforwards will not be realized.

Results of Operations

Comparison of the three months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,	Three Months Ended June 30,
(in thousands)	2022	2021	Change
Operating expenses:
Research and development	$37,129	$35,067	$2,062
Acquired in-process research and development	—	2,500	(2,500)
Selling, general and administrative	14,620	7,124	7,496
Total operating expenses	51,749	44,691	7,058
Loss from operations	(51,749)	(44,691)	(7,058)
Other income (expense):
Other income (expense), net	759	18	741
Total other income (expense), net	759	18	741
Net loss	$(50,990)	$(44,673)	$(6,317)

The following discussion presents the components of our expenses for the periods presented:

Research and Development Expenses

	Three Months Ended June 30,	Three Months Ended June 30,
(in thousands)	2022	2021	Change
Direct, external research and development expenses by program:
Adintrevimab	$23,213	$28,031	$(4,818)
Unallocated research and development expenses:
Personnel-related costs	9,197	5,340	3,857
External discovery-related and other costs	4,719	1,696	3,023
Total research and development expenses	$37,129	$35,067	$2,062

Research and development expenses were $37.1 million for the three months ended June 30, 2022, compared to $35.1 million for the three months ended June 30, 2021. The $2.0 million increase in research and development expenses was primarily due to the following:

•
The decrease in direct costs related to our adintrevimab program of $4.8 million was primarily due to a decrease in our contract manufacturing and contract research expenses of $5.1 million related to the production of materials for use in our clinical trials and nonclinical studies for the adintrevimab program, as well as supply for use under a potential EUA for adintrevimab, procured from WuXi, our sole-source supplier of drug substance and drug product, and a decrease in other external research and development costs of $0.3 million. This was offset by an increase in our clinical trial expenses of $0.6 million related to ongoing monitoring activities for our clinical trials for the adintrevimab program, partially offset by lower costs due to a continued pause in trial enrollment during the three months ended June 30, 2022.
•
Personnel-related costs, including salaries, bonuses, benefits and other compensation-related costs were $5.8 million and stock-based compensation expense was $3.4 million for the three months ended June 30, 2022, compared to personnel-related costs of $4.1 million and stock-based compensation expense of $1.2 million for the three months ended June 30, 2021. The increase in personnel-related costs of $3.9 million was primarily due to the hiring of additional individuals to support the development of our product candidates, including an increase in stock-based compensation expense of $2.2 million.
•
The increase in external discovery-related and other costs of $3.0 million was primarily due to the $1.3 million quarterly fee under the Adimab Collaboration Agreement, $0.8 million with respect to services performed and other fees under the Adimab Assignment Agreement and the Adimab Collaboration Agreement, and $0.9 million in other external costs, including consulting services, insurance costs and software expenditures. We did not pay a quarterly fee to Adimab under the Adimab Collaboration Agreement during the three months ended June 30, 2021.

Acquired In-Process Research and Development Expenses

There was no IPR&D expense recognized during the three months ended June 30, 2022.

Acquired IPR&D expenses of $2.5 million for the three months ended June 30, 2021 consisted of the cost we incurred in the period under the Adimab Assignment Agreement for a milestone payment that became due to Adimab in April 2021 upon the dosing of the first patient in a Phase 2 clinical trial evaluating adintrevimab for the prevention of COVID-19. The amount of this contingent payment was recognized as an IPR&D expense based on the nature of the associated assets acquired from Adimab on the date the milestone achievement became probable.

Selling, General and Administrative Expenses

	Three Months Ended June 30,	Three Months Ended June 30,
(in thousands)	2022	2021	Change
Personnel-related costs	$5,784	$4,054	$1,730
Professional and consultant fees	8,245	2,949	5,296
Other	591	121	470
Total selling, general and administrative expenses	$14,620	$7,124	$7,496

Selling, general and administrative expenses were $14.6 million for the three months ended June 30, 2022, compared to $7.1 million for the three months ended June 30, 2021. The $7.5 million increase in selling, general and administrative expenses was primarily due to the following:

•
Personnel-related costs, including salaries, bonuses, benefits and other compensation-related costs were $2.8 million and stock-based compensation expense was $3.0 million for the three months ended June 30, 2022, compared to personnel-related costs of $1.9 million and stock-based compensation expense of $2.2 million for the three months ended June 30, 2021. The increase in personnel-related costs of $1.7 million was primarily due to the hiring of additional individuals to support our operations as we began operating as a public company, including an increase in stock-based compensation expense of $0.8 million.
•
The increase in professional services and consultant fees of $5.3 million was primarily due to costs incurred as we began operating as a public company, including expenses related to corporate governance matters, director and officer insurance premiums, audit and other fees.
•
Other costs remained relatively consistent between periods.

Other Income (Expense), Net

Other income (expense), net was $0.8 million and less than $0.1 million for the three months ended June 30, 2022 and 2021, respectively, consisting primarily of interest earned on invested cash balances.

Comparison of the six months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2022	2021	Change
Operating expenses:
Research and development	$129,164	$69,204	$59,960
Acquired in-process research and development	—	3,500	(3,500)
Selling, general and administrative	23,324	10,695	12,629
Total operating expenses	152,488	83,399	69,089
Loss from operations	(152,488)	(83,399)	(69,089)
Other income (expense):
Other income (expense), net	832	26	806
Total other income (expense), net	832	26	806
Net loss	$(151,656)	$(83,373)	$(68,283)

The following discussion presents the components of our expenses for the periods presented:

Research and Development Expenses

	Six Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2022	2021	Change
Direct, external research and development expenses by program:
Adintrevimab	$100,796	58,683	$42,113
Unallocated research and development expenses:
Personnel-related costs	18,709	7,601	11,108
External discovery-related and other costs	9,659	2,920	6,739
Total research and development expenses	$129,164	$69,204	$59,960

Research and development expenses were $129.2 million for the six months ended June 30, 2022, compared to $69.2 million for the six months ended June 30, 2021. The $60.0 million increase in research and development expenses was primarily due to the following:

•
The increase in direct costs related to our adintrevimab program of $42.1 million was primarily due to overall increases in our contract manufacturing and contract research expenses of $28.5 million related to the production of materials for use in our clinical trials and nonclinical studies for the adintrevimab program, as well as supply for use under a potential EUA for adintrevimab, procured from WuXi, our sole-source supplier of drug substance and drug product, and clinical trial expenses of $14.4 million related to ongoing activities for our clinical trials for the adintrevimab program, partially offset by lower costs due to a pause in trial enrollment during the six months ended June 30, 2022. These overall increases were offset by a decrease in other external research and development costs of $0.8 million.
•
Personnel-related costs, including salaries, bonuses, benefits and other compensation-related costs were $12.2 million and stock-based compensation expense was $6.5 million for the six months ended June 30, 2022, compared to personnel-related costs of $6.2 million and stock-based compensation expense of $1.4 million for the six months ended June 30, 2021. The increase in personnel-related costs of $11.1 million was primarily due to the hiring of additional individuals to support the development of our product candidates, including an increase in stock-based compensation expense of $5.1 million.
•
The increase in external discovery-related and other costs of $6.7 million was primarily due to the $2.6 million quarterly fee under the Adimab Collaboration Agreement, $1.4 million with respect to services performed and other fees under the Adimab Assignment Agreement and the Adimab Collaboration Agreement, $0.6 million related to services performed under the Research Collaboration and License Agreement with TSRI, and $2.1 million in other external costs, including professional and consulting services, insurance costs and software expenditures. We did not pay a quarterly fee to Adimab under the Adimab Collaboration Agreement during the six months ended June 30, 2021.

Acquired In-Process Research and Development Expenses

There was no IPR&D expense recognized during the six months ended June 30, 2022.

Acquired IPR&D expenses of $3.5 million for the six months ended June 30, 2021 consisted of the costs we incurred in the period under the Adimab Assignment Agreement for a $1.0 million milestone payment that became due to Adimab in February 2021 upon the dosing of the first patient in a Phase 1 clinical trial evaluating adintrevimab for the prevention of COVID-19 and a $2.5 million milestone payment that became due to Adimab in April 2021 upon the dosing of the first patient in the first Phase 2 clinical trial evaluating adintrevimab for the prevention of COVID-19. The amounts of these contingent payments were recognized as an IPR&D expense based on the nature of the associated assets acquired from Adimab on the date the milestone achievement became probable.

Selling, General and Administrative Expenses

	Six Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2022	2021	Change
Personnel-related costs	$7,426	$5,549	$1,877
Professional and consultant fees	14,906	4,918	9,988
Other	992	228	764
Total selling, general and administrative expenses	$23,324	$10,695	$12,629

Selling, general and administrative expenses were $23.3 million for the six months ended June 30, 2022, compared to $10.7 million for the six months ended June 30, 2021. The $12.6 million increase in selling, general and administrative expenses was primarily due to the following:

•
Personnel-related costs, including salaries, bonuses, benefits and other compensation-related costs were $5.6 million and stock-based compensation expense was $1.8 million for the six months ended June 30, 2022, compared to personnel-related costs of $3.0 million and stock-based compensation expense of $2.5 million for the six months ended June 30, 2021. The increase in personnel-related costs of $1.9 million was primarily due to the hiring of additional individuals to support our operations as we began operating as a public company, partially offset by the reversal of stock-based compensation expense related to the forfeiture of stock options in conjunction with the resignation of our former Chief Executive Officer and President.
•
The increase in professional services and consultant fees of $10.0 million was primarily due to costs incurred as we began operating as a public company, including expenses related to corporate governance matters, director and officer insurance premiums, audit and other fees.
•
Other costs remained relatively consistent between periods.

Other Income (Expense), Net

Other income (expense), net was $0.8 million and less than $0.1 million for the six months ended June 30, 2022 and 2021, respectively, consisting primarily of interest earned on invested cash balances.

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

As of June 30, 2022, we had cash and cash equivalents of $474.9 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(116,441)	$(57,311)
Net cash provided by investing activities	48,983	—
Net cash provided by financing activities	119	334,832
Net (decrease) increase in cash and cash equivalents	$(67,339)	$277,521

Operating Activities

During the six months ended June 30, 2022, operating activities used $116.4 million of cash, primarily due to our net loss of $151.7 million, partially offset by non-cash charges of $8.8 million. Net cash provided by changes in our operating assets and liabilities consisted of a $8.4 million increase in accounts payable, partially offset by a $18.8 million decrease in prepaid expenses and other current assets, a $3.7 million decrease in accrued expenses, and a $3.0 million decrease in other non-current assets. The increase in accounts payable and decrease in accrued expenses was primarily due to the timing of vendor invoicing and payments. The decrease in prepaids expenses and other current assets and in other non-current assets was primarily due to our utilization of WuXi manufacturing deposits.

During the six months ended June 30, 2021, operating activities used $57.3 million of cash, primarily resulting from our net loss of $83.4 million, partially offset by non-cash charges of $4.0 million. Net cash provided by changes in our operating assets and liabilities for the six months ended June 30, 2021 consisted primarily of a $21.1 million increase in accrued expenses and a $2.2 million increase in accounts payable, both partially offset by a $1.1 million increase in prepaid expenses and other current assets. The increases in accounts payable and accrued expenses were primarily due to amounts owed to vendors in connection with our research and development activities, including increased external costs associated with clinical trials and manufacturing, as well as increases in accrued employee bonuses. The increase in prepaid expenses and other current assets was primarily due to prepayments for external research and development activities.

Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2022 primarily consisted of $49.0 million in maturities of marketable securities.

We had no cash used in or provided by investing activities for the six months ended June 30, 2021.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2022 primarily consisted of $0.1 million from exercises of stock options.

Net cash provided by financing activities during the six months ended June 30, 2021 primarily consisted of $335.3 million in net proceeds from the issuance of our Series C preferred stock in April 2021.

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

As of August 15, 2022, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

During the three months ended June 30, 2022, there were material changes to our contractual obligations from those described in the 2021 Form 10-K. In April 2022, the total volume of contractually binding drug substance and drug product batches to be manufactured under the Commercial Manufacturing Agreement was reduced to $51.6 million, a decrease of $107.8 million from the previous commitment of minimum non-cancelable purchase obligations of $159.4 million. In addition, the Company received a credit in the low eight-figures to offset future services rendered by WuXi. In June 2022, we entered into a two year noncancelable agreement for dedicated laboratory and office space in Newton, Massachusetts. The monthly rental payments under the agreement include base rent charges of $0.7 million per year. For additional information, see Note 8 to our condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

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

Since our inception, we have incurred significant losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses were $51.0 million and $151.7 million, respectively, for the three and six months ended June 30, 2022 and $226.8 million for the year ended December 31, 2021. As of June 30, 2022, we had an accumulated deficit of $443.8 million. Since our inception, we have financed our operations with net proceeds of $464.7 million raised in our private placements of preferred stock, including the sale of our Series C preferred stock in April 2021, and approximately $327.5 million of net proceeds (after deducting underwriting discounts and offering expenses) from our IPO in August 2021. We have no products approved for commercialization and have never generated any revenue from product sales.

All of our product candidates are still in clinical and preclinical testing. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Our expenses could increase substantially as we:

•
continue to conduct our ongoing clinical trials of adintrevimab, as well as initiate and complete additional clinical trials of future product candidates or current product candidates in new indications or patient populations;
•
continue to advance the preclinical development of our other product candidates and our preclinical and discovery programs, including any modification of adintrevimab and development and screening of additional antibodies;
•
seek regulatory approval for any product candidates that successfully complete clinical trials;
•
pursue marketing approvals or Emergency Use Authorization (“EUA”) and reimbursement for our product candidates;
•
acquire or in-license other product candidates, intellectual property and/or technologies;
•
validate our commercial-scale current good manufacturing practices (“cGMP”) manufacturing process;
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

As of June 30, 2022, we had cash and cash equivalents of $474.9 million. As of August 15, 2022, we believe that our existing cash and cash equivalents, will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2024. This estimate is based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We plan to use our cash and cash equivalents to fund clinical development, manufacturing supply and initial commercialization costs for adintrevimab, to fund clinical development and manufacturing supply costs of our next generation of antibody candidates to treat and prevent COVID-19, and for working capital and other general corporate purposes, including development of additional programs in our pipeline. Our existing cash and cash equivalents may not be sufficient to fund any of our product candidates through regulatory approval or EUA. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates and changes in regulation. The timing and amount of our funding requirements will depend on many factors, including:

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
•
the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval or EUA;
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

Based on feedback received from the FDA in the second quarter of 2022, we decided to pause our planned submission of an EUA request for adintrevimab as a result of the Omicron BA.2 sublineage becoming the predominant variant in the United States. Published data has shown that in in vitro assays, adintrevimab has markedly reduced neutralization activity against the Omicron BA.2, BA.4, and BA.5 sublineages. While we intend to continue to engage with the FDA and to monitor the evolution of SARS-CoV-2 and the in vitro activity of adintrevimab against predominant variants in the United States to determine the optimal timing for an EUA request, we cannot be certain that adintrevimab will neutralize future variants and that we will submit an EUA for adintrevimab or whether an EUA will be granted if we do submit such request.

All of our product candidates are currently in clinical and preclinical development. If we are unable to successfully develop, receive regulatory approval or EUA for and commercialize our product candidates for the indications we seek, or successfully develop any other product candidates, or experience significant delays in doing so, our business will be harmed.

We currently have no products approved for commercial sale, and all of our product candidates are currently in clinical and preclinical development. In February 2021, we initiated a Phase 1 clinical trial evaluating adintrevimab. We have also advanced adintrevimab into global Phase 2/3 trials for the prevention and treatment of COVID-19 and reported preliminary safety and efficacy data (pre-Omicron) for both trials in March 2022. We have not previously conducted any later stage or pivotal clinical trials, have limited experience in preparing, submitting and prosecuting regulatory filings and have not previously submitted a biologics license application (“BLA”) for any product candidate.

Our ability to generate revenue from our product candidates, which may not occur for several years, if ever, will depend heavily on the successful development, regulatory approval or granting of EUA for the prevention and/or treatment of COVID-19, obtaining of manufacturing supply, capacity and expertise and eventual commercialization of our product candidates. In the absence of a Public Health Emergency, we will not be able to receive an EUA. The success of adintrevimab or any other product candidates that we develop or otherwise may acquire will depend on several factors, including:

•
the status of emerging variants where adintrevimab has limited to no activity against the virus, such as the Omicron BA.4 and BA.5 sublineages which are currently the predominant variants of SARS-CoV-2 in the United States;
•
future SARS-CoV-2 VOCs could reduce the activity and effectiveness of adintrevimab as a potential prevention of or treatment for symptomatic COVID-19 and we may not be able to modify adintrevimab to improve binding on such variants and obtain sufficient data on the activity and effectiveness of re-engineered adintrevimab in order to support an EUA or regulatory approval and we may not be successful in identifying new antibodies that are suitable either as monotherapy or as combination therapy with adintrevimab to mitigate the risk of reduced activity against future SARS-CoV-2 variants;
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
•
filing acceptable investigational new drug applications with the FDA, or comparable foreign applications that allow commencement of our planned clinical trials or future clinical trials for our product candidates;
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
•
receipt of timely marketing approvals or EUAs from applicable regulatory authorities;

•
developing and expanding sales, marketing and distribution capabilities and launching commercial sales of products, if approved or an EUA is obtained, whether alone or in collaboration with others;
•
our ability to secure and maintain required state licenses for distribution of our products, if authorized or approved or an EUA is obtained, or other distribution disruptions;
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
•
our ability to obtain and maintain patent, trademark and trade secret protection and regulatory exclusivity for our product candidates, if and when approved or an EUA is obtained, and otherwise protecting our rights in our intellectual property portfolio;
•
our ability to maintain compliance with regulatory requirements, including Good Clinical Practices (“GCPs”), current Good Laboratory Practices, and cGMPs, and to comply effectively with other rules, regulations and procedures applicable to the development and sale of pharmaceutical products;
•
potential significant and changing government regulation, regulatory guidance and requirements and evolving treatment guidelines;
•
obtaining and maintaining third-party coverage and adequate reimbursement and patients’ willingness to pay out-of-pocket in the absence of such coverage and adequate reimbursement;
•
our ability to maintain a continued acceptable safety, tolerability and efficacy profile of the products following approval or EUA; and
•
the impact of any business interruptions to our operations or those of third parties with which we work, particularly in light of the current COVID-19 pandemic.

If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize the product candidates we develop, which would materially harm our business. If we do not receive marketing approval or EUA for any product candidate we develop, we may not be able to continue our operations.

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

To date no monoclonal antibody has been approved for prevention (pre- or post-exposure) or treatment of COVID-19. The FDA has issued an EUA for tixagevimab co-packaged with cilgavimab for pre-exposure prophylaxis of COVID-19 in adults and pediatric individuals (12 years of age and older weighing at least 40 kg) and recently recommended a doubling of the dose due to the Omicron BA.1 and BA.1.1 variants. In addition, the FDA has issued EUAs for casirivimab/imdevimab and bamlanivimab/etesevimab for post-exposure prophylaxis of COVID-19 in individuals who are at high risk for disease progression and who are not fully vaccinated or not expected to mount an immune response to vaccine and who have been exposed to an individual with SARS-CoV-2; however, due to lack of activity against the currently circulating Omicron variant, these antibodies are no longer authorized for use under an EUA. In addition, four monoclonal antibody products, casirivimab/imdevimab, bamlanivimab/etesevimab, sotrovimab, and bebtelovimab have received an EUA from the FDA for the treatment of COVID-19 in patients at high risk of disease progression and at this time only bebtelovimab is authorized for use considering limited to no activity of other antibodies against the predominant variant (BA.5) in the U.S.

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

In addition, the FDA or other comparable foreign regulatory authorities may take longer than usual to come to a decision on any EUA, BLA or marketing authorization that we submit and may ultimately determine that there is insufficient data, information or experience with our product candidates to support an authorization or approval decision. The FDA or other comparable foreign regulatory authorities may also require that we conduct additional post-marketing studies or implement risk management programs, such as Risk Evaluation and Mitigation Strategies (“REMS”), until more experience with our product candidates is obtained. Finally, after increased usage, we may find that our product candidates do not have the intended effect or have unanticipated side effects, potentially jeopardizing initial or continuing regulatory authorization or approval and commercial prospects.

The success of our business depends in part upon our ability to develop engineered monoclonal antibodies that can broadly neutralize SARS-CoV-2, SARS-CoV and additional pre-emergent coronaviruses. We may fail to deliver monoclonal antibodies that are effective in the prevention or treatment of symptomatic COVID-19. Even if we are able to identify and develop such antibodies, we cannot ensure that such product candidates will achieve authorization or marketing approval or EUA to safely and effectively prevent or treat symptomatic COVID-19 or other future coronavirus diseases.

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

Multiple variants of the virus that causes COVID-19 have been documented in the United States and globally during this pandemic. Although we have shown in pre-clinical studies that adintrevimab has the potential to broadly neutralize SARS-CoV-2 and the previously predominantly circulating variants, including Alpha, Beta, Delta, Delta Plus and Gamma, in vitro analyses to evaluate neutralizing activity of adintrevimab against the Omicron variant and its sublineages generated data showing reduced neutralizing activity of adintrevimab against the Omicron BA.1 and BA.1.1 sublineages compared to a reference strain and a lack of neutralizing activity against the Omicron BA.2, BA.4 and BA.5 sublineages. We have ongoing efforts to modify adintrevimab to improve binding to the Omicron variant and its sublineages, which are currently the predominant variants in the United States, in order to enhance neutralization potency against current and future novel variants, but such efforts may not be successful. Similarly, we may not be able to successfully modify adintrevimab, whether on a timely basis or at all, against newly emerging or future variants, in order to support an EUA or regulatory approval. Additionally, we may not be successful in identifying new antibodies that are suitable either as monotherapy or as combination therapy with adintrevimab to mitigate the risk of reduced activity against future SARS-CoV-2 variants.

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

Preclinical studies and clinical trials are expensive, time-consuming, difficult to design and implement and involve an uncertain outcome. Further, we may encounter substantial delays in completing the development of our product candidates. If we are not able to obtain required regulatory approvals or EUAs, we will not be able to commercialize our product candidates, and our ability to generate product revenue will be adversely affected.

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

In addition, even if such trials are successfully completed, we cannot guarantee that the FDA, the European Medicines Agency (“EMA”), or other foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. Moreover, results acceptable to support approval in one jurisdiction may be deemed inadequate by another regulatory authority to support regulatory approval in that other jurisdiction. To the extent that the results of the trials are not satisfactory to the FDA, EMA or other foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional preclinical studies or trials for our product candidates either prior to or post-approval, or they may object to elements of our clinical development program, requiring their alteration.

Of the large number of products in development, only a small percentage successfully complete the FDA’s or comparable foreign regulatory authorities’ approval processes and are commercialized. Even if we eventually complete clinical testing and receive approval of a new drug application, BLA or foreign marketing application for our product candidates, the FDA or the comparable foreign regulatory authorities may grant approval or other marketing authorization contingent on the performance of costly additional clinical trials, including post-market clinical trials. The FDA or the comparable foreign regulatory authorities also may approve or authorize for marketing a product candidate for a more limited indication or patient population than we originally request, and the FDA or comparable foreign regulatory authorities may not approve or authorize the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval or other marketing authorization would delay or prevent commercialization of that product candidate and would adversely impact our business and prospects.

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

We may experience delays in conducting any clinical trials, and we do not know whether our clinical trials will begin on time, need to be redesigned, recruit and enroll patients on time or be completed on schedule, or at all. For example, following our review of data generated in in vitro analyses demonstrating reduced neutralizing activity of adintrevimab against the Omicron SARS-CoV-2 BA.1 variant in both authentic and pseudovirus assays, in January 2022 we paused enrollment of new patients in both our EVADE and STAMP clinical trials to assess our dosing strategy in light of the spread of the Omicron BA.1 variant globally. Enrollment in EVADE and STAMP will not be resumed until the emergence of a variant susceptible to adintrevimab in regions where the trials are being conducted. We may experience numerous unforeseen events before, during or after the conduct of our clinical trials that could delay or prevent our ability to complete such trials or receive marketing approval for or commercialize our product candidates, or that could significantly increase the cost of such trials, including:

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
•
challenges in reaching an agreement on acceptable terms with clinical trial sites or prospective contract research organizations (“CROs”), the terms of which can be subject to extensive negotiation and may vary significantly among different clinical trial sites;
•
delays in obtaining institutional review board (“IRB”) approval at each trial site;
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
•
suspensions or terminations by IRBs at the institutions where such trials are being conducted, by the independent Data Monitoring Committee for such trial or by the FDA or other regulatory authorities due to a number of factors, including those described above;
•
changes in regulatory requirements or guidance, or feedback from regulatory authorities that requires us to modify the design or conduct of our clinical trials;
•
clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon development programs;
•
the number of patients required for clinical trials of our product candidates may be larger than we anticipate, especially if regulatory bodies require the completion of non-inferiority or superiority trials or the sample size needs to be increased based on the outcome rates observed during early trial conduct, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials at a higher rate than we anticipate;
•
enrollment in clinical trials may be impacted by the rate of infection prevalence in the relevant communities, which can change once a trial is initiated;
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

All of our product candidates will require extensive clinical testing before we are prepared to submit a BLA or marketing authorization application (“MAA”), for regulatory approval. We cannot predict with any certainty if or when we might complete the clinical development for our product candidates and submit a BLA or MAA for regulatory approval of any of our product candidates or whether any such BLA or MAA will be approved. We may also seek feedback from the FDA, EMA or other regulatory authorities on our clinical development program, and the FDA, EMA or other regulatory authorities may not provide such feedback on a timely basis, or such feedback may not be favorable, which could further delay our development programs.

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

The ongoing war between Russia and Ukraine may impact our ability to complete patient follow-up visits in our clinical trials.

The ongoing war between Russia and Ukraine may disrupt our ability to complete clinical trials in Ukraine. Certain data generated at these trial sites might not be able to be validated or study assessments may be missed, and our clinical trial sites in Ukraine may suspend or terminate trials and those patients could be forced to evacuate or choose to relocate, making them unavailable for further participation in clinical trials, adversely impacting the analysis of the patients enrolled in these trials and the overall safety and efficacy analysis of the trials. Furthermore, the ongoing war may prevent the FDA from auditing clinical trial sites in Ukraine. Interruptions of clinical trials may delay our clinical development and the potential authorization or approval of our product candidates, which could increase our costs and jeopardize our ability to commence product sales and generate revenues.

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

There is no guarantee that we will apply for an EUA for adintrevimab or any of our product candidates, or other similar authorization or, if we do apply, that we will be able to obtain an EUA or such. If an EUA or other authorization is granted, we will rely on the FDA or other applicable regulatory authority policies and guidance governing products authorized in this manner in connection with the marketing and sale of our product. If these policies and guidance change unexpectedly and/or materially or if we misinterpret them, potential sales of our product could be adversely impacted. An EUA authorizing the marketing and sale of our product will terminate upon expiration of the public health emergency, which is a determination made by the Secretary of the Department of Health and Human Services (“HHS”). The FDA may also terminate an EUA if safety issues or other concerns about our product, such as loss of neutralizing activity against dominant circulating SARS-CoV-2 variants, arise or if we fail to comply with the conditions of authorization. We cannot predict how long the Public Health Emergency will remain in effect, the future dominant circulating SARS-CoV-2 variant(s), or the length of time a variant will circulate.

If we apply for an EUA or similar authorization from regulatory authorities outside of the United States, the failure to obtain such authorization or the termination of such an authorization, if obtained, would adversely impact our ability to market and sell our COVID-19 antibody, which could adversely impact our business, financial condition and results of operations. The time required to obtain approval or other marketing authorizations by the FDA and comparable foreign authorities is unpredictable, and it typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, and the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory authorization or approval for any product candidate, and it is possible that we may never obtain regulatory authorization or approval for any product candidates we may seek to develop in the future. Neither we nor any current or future collaborator is permitted to market any drug product candidates in the United States until we receive regulatory authorization with an EUA or approval of a BLA from the FDA, and we cannot market it in the European Union until we receive marketing authorization from the EMA, or other required regulatory approval in other countries. To date, we have had discussions with the FDA and Health Canada and have received scientific advice from the Medicines and Healthcare products Regulatory Agency, the Swedish Medical Products Agency, the Paul Ehrlich Institute, and the EMA regarding clinical development programs or regulatory approval for any product candidate within the United States, Canada, United Kingdom, Sweden, Germany and European Union, respectively. We have had no discussions with other comparable foreign authorities regarding clinical development programs or regulatory approval for any product candidate outside of these jurisdictions.

Prior to obtaining approval to commercialize any drug product candidate in the United States or abroad, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA, EMA or other foreign regulatory agencies, that such product candidate is safe, pure and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. The FDA may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or after approval, or it may object to elements of our clinical development programs.

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
•
we may fail bioresearch monitoring, FDA inspection or comparable foreign regulatory authorities inspection;
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

Further, we may determine that enrollment in a clinical trial should be paused, delayed or terminated in order to revise trial protocols in light of preliminary data generated by the trial or new data generated in other studies. For example, following our review of data generated in external in vitro analyses examining the neutralizing activity of adintrevimab against the Omicron SARS-CoV-2 BA.1 variant in both authentic and pseudovirus assays, in January 2022 we paused enrollment of new patients in both our EVADE and STAMP clinical trials to assess dosing strategy and revise our trial protocols in light of the global spread of the Omicron variant and its sublineages. Trials may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or foreign regulatory authorities. We cannot predict how successful we will be at enrolling patients in future clinical trials. Patient enrollment is affected by other factors, including:

•
the severity and difficulty of diagnosing the disease under investigation;
•
the contraction of the public health crisis caused by COVID-19;
•
the eligibility and exclusion criteria for the trial in question;
•
the size of the patient population and process for identifying patients;
•
the impact infection prevalence may have on enrollment;
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

Because we have limited financial and management resources, we must focus on development programs and product candidates that we identify for specific indications. As such, we are currently focused on the development of adintrevimab for the prevention and treatment of symptomatic COVID-19, as well as advancing additional antibodies into clinical trials for the prevention and treatment of COVID-19 and other infectious diseases. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

The evolving and constantly changing impact of COVID-19, which was declared a global pandemic by the World Health Organization (“WHO”), will directly affect the potential commercial prospects of our lead product candidate for the prevention and treatment of COVID-19. The severity of the global pandemic, the availability, administration and acceptance of vaccines, monoclonal antibodies, antiviral agents and other therapies, potential vaccine mandate policies, and the potential development of “herd immunity” by the global population will affect the design and enrollment of our clinical trials, the potential regulatory authorization or approval of our product candidates and the commercialization of our product candidates, if approved.

In addition, our business and operations may be more broadly adversely affected by the COVID-19 pandemic. The COVID-19 pandemic has resulted in travel and other restrictions in order to reduce the spread of the disease, including public health directives and orders in the United States and the European Union that, among other things and for various periods of time, directed individuals to shelter at their places of residence, directed businesses and governmental agencies to cease non-essential operations at physical locations, prohibited certain non-essential gatherings and events and ordered cessation of non-essential travel. Future remote work policies and similar government orders or other restrictions on the conduct of business operations related to the COVID-19 pandemic may negatively impact productivity and may disrupt our ongoing research and development activities as well as our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Further, such orders also may impact the availability or cost of materials, which would disrupt our supply chain and manufacturing efforts and could affect our ability to conduct ongoing and planned clinical trials and preparatory activities. Additionally, on September 9, 2021, President Biden issued an executive order obligating parties that contract with the federal government to require their employees to be fully vaccinated against COVID-19, with limited exceptions for certain accommodations, and on November 5, 2021 the Department of Labor’s Occupational Safety and Health Administration (“OSHA”) issued an emergency temporary standard (the “ETS”) requiring all private employers with 100 or more workers to mandate COVID-19 vaccination or produce a weekly test for all employees. Although the executive order has been the subject of legal challenges and is currently enjoined nationwide, there can be no assurance that the executive order will not be upheld and enforced or that President Biden will not issue another executive order. Further, while the ETS was withdrawn effective January 26, 2022, OSHA has not withdrawn the ETS as a proposed rule. As a company that is likely to have 100 employees at the time such rule may become a final standard, we would be required to mandate COVID-19 vaccination of our workforce or require our unvaccinated employees to be tested weekly if the proposed rule becomes a final standard or if the executive order is upheld in the courts and we were to contract with the federal government. We or our suppliers may incur increased costs, labor disruptions or employee attrition as a result of these mandates. If we or other companies in our supply chain lose employees, it may be difficult in the current competitive labor market to find replacement employees, and this could have a material adverse effect on our business and results of operations.

To date, we have experienced some delays in our development activities as a result of the COVID-19 pandemic. In the future, we anticipate there could be additional or even significant disruptions, delays or uncertainties in our development activities as a result of the COVID-19 pandemic, including the ongoing shutdowns in China, as outbreaks occur and progress and some of our CROs, CDMOs and other service providers continue to be impacted. In December 2020, shipment of adintrevimab clinical supply by WuXi Biologics (Hong Kong) Limited (“WuXi”) was delayed due to the introduction by the Chinese government of a new procedure for the approval of the export of products for the treatment of COVID-19. However, this type of delay is not anticipated to occur in the future, now that this export procedure has been implemented. In addition, we may experience related disruptions in the future that could severely impact our clinical trials, including:

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

The global COVID-19 pandemic continues to rapidly evolve, particularly with regard to the rapid global spread of the Omicron variant and its sublineages. The extent to which the COVID-19 pandemic impacts our business and operations, including our clinical development and regulatory efforts, will depend on future developments that are highly uncertain and cannot be predicted with confidence as of the date of this Quarterly Report, such as the ultimate geographic spread of the disease and the neutralizing activity of adintrevimab and any of our other potential COVID-19 product candidates against the dominant circulating variant(s) at any given time, the duration of the outbreak, the duration and effect of business disruptions and the short-term effects and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole. However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects.

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

Following the result of a referendum in 2016, the United Kingdom left the European Union on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed to by the United Kingdom and the European Union, as of January 1, 2021, the United Kingdom is no longer subject to the transition period (the “Transition Period”) during which European Union rules continued to apply. A trade and cooperation agreement (the “Trade Cooperation Agreement”) that outlines the post-Transition Period trading relationship between the United Kingdom and the European Union was agreed to in December 2020 and was formally entered into on May 1, 2021.

Since a significant proportion of the regulatory framework in the United Kingdom applicable to our business and our product candidates is derived from European Union directives and regulations, Brexit has had, and will continue to have, a material impact on the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom. For example, Great Britain is no longer covered by the centralized procedures for obtaining European Union-wide marketing authorizations from the EMA, and a separate marketing authorization will be required to market our product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would delay or prevent us from commercializing our product candidates in the United Kingdom or the European Union and limit our ability to generate revenue and achieve and sustain profitability. While the Trade and Cooperation Agreement provides for the tariff-free trade of medicinal products between the United Kingdom and the European Union, there are additional non-tariff costs to such trade that did not exist prior to the end of the Transition Period and frequent delays in the transit of goods between the United Kingdom and the European Union. Further, should the United Kingdom diverge from the European Union from a regulatory perspective in relation to medicinal products, tariffs could be put into place in the future. We could therefore, both now and in the future, face significant additional expenses (when compared to prior to the end of the Transition Period) to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the United Kingdom. It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the European Union.

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

In July 2021, we entered into a license agreement with Biocon Biologics Limited (“Biocon”) to combat COVID-19 in Southern Asia. Under the license agreement, we will provide Biocon materials and know-how to manufacture and commercialize an antibody treatment based on adintrevimab in India and select emerging markets. Biocon’s ability to successfully manufacture in those territories may be restricted by foreign regulatory requirements.

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

Manufacturing and testing our product candidates require many specialty materials and equipment, some of which are manufactured or supplied by small companies with limited resources and experience to support commercial biologics production. We currently depend on a limited number of vendors for certain materials and equipment used in the manufacture and testing of our product candidates. For example, we are reliant on WuXi as the procurer of the raw materials used in the manufacture of our product candidates, including certain single-source purification resins and cell culture media, which increases the risk of delays in production. In addition, to date, we have relied on WuXi as our only CDMO. The loss of this CDMO or its failure to supply us with material to support our commercial development program on a timely basis could impair our ability to develop our product candidates or otherwise delay the development process, which could adversely affect our business, financial condition and results of operations.

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
•
any restrictions on the use of our products together with other medications or requirements that our products be used in combination with other products; and
•
the ability to be effective against emerging variants as a monotherapy or combination therapy.

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

Our projections of the number of people who are candidates to receive COVID-19 preventatives and treatments are estimates based on our knowledge and understanding of this disease. These estimates may prove to be incorrect and new studies may further reduce the estimated incidence or prevalence of this disease. The number of COVID-19 patients in the United States, the European Union and elsewhere may turn out to be lower than expected, and patients may not be otherwise amenable to treatment with our product candidates or may become increasingly difficult to identify and access, all of which would adversely affect our ability to enroll our clinical trials and our business, financial condition, results of operations and prospects. Further, even if we obtain approval for our product candidates, the FDA or other regulators may limit their approved indications to more narrow uses or subpopulations within the populations for which we are targeting development of our product candidates.

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

Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the U.S. Federal Trade Commission, the Department of Justice (the “DOJ”), the Office of Inspector General of HHS, state attorneys general, members of the U.S. Congress, and the public. Additionally, advertising and promotion of any product candidate that obtains approval outside of the United States will be heavily scrutinized by comparable foreign entities and stakeholders. Violations, including actual or alleged promotion of our products for unapproved or off-label uses, are subject to enforcement letters, inquiries, investigations, and civil and criminal sanctions by the FDA, DOJ or comparable foreign bodies. Any actual or alleged failure to comply with labeling and promotion requirements may result in fines, warning letters, mandates to correct information to healthcare practitioners, injunctions, or civil or criminal penalties.

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
•
obtain required regulatory approvals;
•
obtain placement in COVID-19 prevention and treatment guidelines from organizations such as the National Institutes of Health (the “NIH”), the Centers for Disease Control and Prevention (the “CDC”), WHO and the Infectious Diseases Society of America (the “IDSA”), and equivalent European guidelines;
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

Government entities, such as the CDC, NIH, the WHO and non-government professional societies, such as the IDSA and the European Society of Clinical Microbiology and Infectious Diseases (the “ESCMID”) may produce treatment and/or prevention guidelines for COVID-19, including the use of monoclonal antibodies for these indications. If adintrevimab fails to be added to these guidelines, or if it receives poor positioning within those guidelines, payors and other customers may be less inclined to add adintrevimab to their formularies and/or prescribe adintrevimab, significantly reducing demand for adintrevimab, if approved.

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

Adintrevimab may have to compete against products with Advance Purchase Agreements (“APAs”) from the U.S. Federal Government.

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

If we are successful in achieving regulatory approval to commercialize any biologic product candidate that we develop, it may face competition from biosimilar products. In the United States, our product candidates are regulated by the FDA as biologic products subject to approval under the BLA pathway. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”) includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (the “BPCIA”), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed by the FDA. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have an adverse effect on the future commercial prospects for our biological products.

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

We believe our success depends on obtaining and maintaining coverage and adequate reimbursement for our product candidates, including adintrevimab for the prevention and treatment of COVID-19, and the extent to which patients will be willing to pay out-of-pocket for such products, in the absence of reimbursement for all or part of the cost. In the United States and in other countries, patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. The availability of coverage and adequacy of reimbursement for our products by third-party payors, including government healthcare programs (e.g., Medicare, Medicaid, TRICARE), managed care providers, private health insurers, health maintenance organizations, and other organizations is essential for most patients to be able to afford medical services and pharmaceutical products such as our product candidates. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a payor-by-payor basis. One payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage, and adequate reimbursement. The principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services (“CMS”), an agency within HHS. CMS decides whether and to what extent products will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree.

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

Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that a procedure is safe, effective and medically necessary; appropriate for the specific patient; cost-effective; supported by peer-reviewed medical journals; included in clinical practice guidelines; and neither cosmetic, experimental nor investigational. Government entities, such as the CDC, the WHO and non-government professional societies, such as the IDSA and the ESCMID, may produce treatment and/or prevention guidelines for the prevention and treatment of COVID-19, including guidance regarding the use of monoclonal antibodies in these indications. If adintrevimab fails to be added to these guidelines, or if it receives poor positioning within these guidelines, payors and other customers may be less inclined to add adintrevimab to their formularies, significantly reducing demand for adintrevimab, if approved.

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

We maintain a large quantity of sensitive information, including confidential business and personal information in connection with the conduct of our clinical trials and related to our employees, and we are subject to laws and regulations governing the privacy and security of such information. In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws and federal and state consumer protection laws. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues, which may affect our business and is expected to increase our compliance costs and exposure to liability. In the United States, numerous federal and state laws and regulations could apply to our operations or the operations of our partners, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws and regulations, including Section 5 of the Federal Trade Commission Act, that govern the collection, use, disclosure and protection of health-related and other personal information. In addition, we may obtain health information from third parties, including research institutions from which we obtain clinical trial data, that are subject to privacy and security requirements under the federal Health Insurance Portability and Accountability Act (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act, and the regulations promulgated thereunder. Depending on the facts and circumstances, we could be subject to significant penalties if we obtain, use or disclose individually identifiable health information in a manner that is not authorized or permitted by HIPAA.

In Europe, the General Data Protection Regulation (“GDPR”) took effect in May 2018. The GDPR governs the collection, use, disclosure, transfer or other processing of personal data of individuals within the European Economic Area (“EEA”), including clinical trial data. Among other things, the GDPR imposes requirements regarding the security of personal data and notification of data breaches to the competent national data processing authorities, requires having lawful bases on which personal data can be processed and requires changes to informed consent practices, as well as more detailed notices for clinical trial subjects and investigators. In addition, the GDPR increases the scrutiny of transfers of personal data from the EEA to the United States and other jurisdictions that the European

Commission does not recognize as having “adequate” data protection laws; in July 2020, the Court of Justice of the European Union limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-U.S. Privacy Shield and imposing further restrictions on the use of standard contractual clauses, which could increase our costs and our ability to efficiently process personal data from the EEA. The GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our annual global turnover) and confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR.

Relatedly, following the United Kingdom’s withdrawal from the EEA and the European Union and the expiration of the Transition Period, companies must comply with both the GDPR and the legislation similar to the GDPR as incorporated into UK national law, which provides for significant fines of up to the greater of £17.5 million or 4% of global turnover and exposes companies to two parallel regimes with potentially divergent enforcement actions for certain violations. On January 1, 2021, the United Kingdom became a third country for purposes of the GDPR. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, for example with respect to how data can lawfully be transferred between each jurisdiction, which exposes us to further compliance risk. Pursuant to the EU-UK Trade and Cooperation Agreement of December 24, 2020, transfers of personal data from the European Union to the United Kingdom may continue to take place without a need for additional safeguards during a further transition period, which expires on the earlier of (i) the date on which an adequacy decision with respect to the United Kingdom is adopted by the European Commission; or (ii) the expiry of four months, which shall be extended by a further two months unless either the European Union or the United Kingdom objects. On June 28, 2021, the European Commission formally adopted its adequacy decision finding the United Kingdom to be adequate under the GDPR.

Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations. Furthermore, the laws are not consistent, and compliance in the event of a widespread data breach is costly. In addition, states are constantly adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example, California enacted the California Consumer Privacy Act (the “CCPA”), which took effect on January 1, 2020, became enforceable by the California Attorney General on July 1, 2020 and has been dubbed the first “GDPR-like” law in the United States. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, California voters approved a new privacy law, the California Privacy Rights Act (the “CPRA”), in the November 3, 2020 election, which will impose additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data and opt outs for certain uses of sensitive data. It also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Although the CCPA currently exempts certain health-related information, including clinical trial data, the CCPA and the CPRA may increase our compliance costs and potential liability. Similar laws have been proposed in other states and at the federal level and, if passed, such laws may have potentially conflicting requirements that would make compliance challenging. For example, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (the “CDPA”), which becomes effective on January 1, 2023, and on June 8, 2021, Colorado enacted the Colorado Privacy Act (the “CPA”), which takes effect on July 1, 2023. The CPA and CDPA are similar to the CCPA and CPRA but aspects of these state privacy statutes remain unclear, resulting in further legal uncertainty.

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

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our product candidates and technologies. Our success depends in large part on our ability to obtain and maintain patent and other intellectual property protection in the United States and in other countries with respect to our proprietary technology and product candidates. The risks associated with patent rights generally apply to patent rights that we in-license now or in the future, as well as patent rights that we may own now or in the future. We currently own two issued U.S. patents with claims directed to adintrevimab and ADG10, respectively, and one allowed U.S. patent application with claims directed to methods of use of adintrevimab, alone or in combination with ADG10 (an antibody-based product candidate previously considered for potential use in combination with adintrevimab for the treatment and prevention of COVID-19), which is projected to issue on August 16, 2022. In addition, although we own a number of pending patent applications, we may not be successful in prosecuting our filed patent applications to obtain issuance of additional patents. Accordingly, there can be no assurance that we will be able to obtain patent protection for our product candidates. Our pending Patent Cooperation Treaty (“PCT”) patent applications, are not eligible to become issued patents until, among other things, we file a national stage patent application within 30 months in the countries in which we seek patent protection. Furthermore, our pending U.S. provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional U.S. patent application within one year of filing of the U.S. provisional patent application with the United States Patent and Trademark Office (the “USPTO”). If we do not timely file any national stage patent applications or non-provisional U.S. patent applications, we may lose our priority date with respect to our PCT and provisional U.S. patent applications, and any patent protection on the inventions disclosed in such patent applications. We can provide no assurance that any of our current or future patent applications will result in issued patents or that any issued patents will provide us with any competitive advantage. In addition, the coverage claimed in any such patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Failure to obtain and maintain such issued patents could have a material adverse effect on our ability to develop and commercialize our product candidates.

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

We are party to an assignment and license agreement (the “Adimab Assignment Agreement”) with Adimab, LLC (“Adimab”), which has assigned to us its rights to all existing coronavirus antibodies controlled by it and their derivatives, patents claiming such antibodies, know-how related to such antibodies, and biological and chemical materials specifically related to such antibodies. Pursuant to the Adimab Assignment Agreement, Adimab additionally granted us a non-exclusive, worldwide, sublicensable license under Adimab’s antibody discovery and optimization platform technology to research, develop, make, use, and sell coronavirus antibodies and products containing or comprising coronavirus antibodies, provided that we may not use such licensed rights to discover or optimize antibodies. Under the Adimab Assignment Agreement, we are required to use commercially reasonable efforts to achieve specific development and regulatory milestones for products in certain major markets and to commercialize a product in any country in which we obtain marketing approval. This agreement additionally contains obligations that require us to make payments in the event certain milestone events are achieved and royalty payments on net sales of our products, if approved, on a product-by-product and country-by-country basis, for a period ending on the later of 12 years after the first commercial sale of such product in such country or the expiration of the last valid claim of any patent in such country that was assigned to us under the Adimab Assignment Agreement or that claims priority to any such patent. Our business is reliant upon the intellectual property rights assigned and licensed to us under the Adimab

Assignment Agreement. If we materially breach the Adimab Assignment Agreement, our license under the Adimab Assignment Agreement can be terminated, we can be required to return to Adimab the assigned patent rights and any patents or patent applications that claim priority to such patents, our rights to develop and commercialize our product candidates will be adversely affected, and we could be found liable for substantial monetary damages. If the Adimab Assignment Agreement is terminated as a result of our breach or otherwise, our business and prospects will be materially and adversely affected.

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

Our license agreements are, and future license agreements are likely to be, complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

For example, on September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”) was signed into law. The Leahy-Smith Act included a number of significant changes to United States patent law. These included provisions that affect the way patent applications are prosecuted and also affect patent litigation. The USPTO has developed new and untested regulations and procedures to govern the full implementation of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, became effective in March 2013. The Leahy-Smith Act has also introduced procedures making it easier for third parties to challenge issued patents, as well as to intervene in the prosecution of patent applications. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to challenge the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. Finally, the Leahy-Smith Act contained new statutory provisions that require the USPTO to issue new regulations for their implementation, and it may take the courts years to interpret the provisions of the new statute. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our future patents. Further, the United States Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the United States Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we have owned or licensed or that we might obtain in the future. An inability to obtain, enforce, and defend patents covering our proprietary technologies would materially and adversely affect our business prospects and financial condition.

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

Filing and prosecuting patent applications and defending patents covering our product candidates in all countries throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we or our licensors have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we or our licensors have patent protection, but enforcement rights are not as strong as those in the United States or Europe. These products may compete with our product candidates, and our future patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Additionally, unforeseen global events such as the conflict between Russia and Ukraine, and sanctions relating to these events could affect our ability to file, prosecute, and defend patents and patent applications in those jurisdictions.

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

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our owned and licensed patents and/or applications and any patent rights we may obtain in the future. Furthermore, the USPTO and various non-United States government patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals and rely on such third parties to help us comply with these requirements and effect payment of these fees with respect to the patent and patent applications that we own, and we rely upon our licensors to comply with these requirements and effect payment of these fees with respect to any patents and patent applications that we license. In many cases, an inadvertent lapse of a patent or patent application can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patents or patent applications, resulting in partial or complete loss of patent rights in the relevant jurisdiction. For example, as a result of the conflict between Russia and Ukraine, it is unclear whether payments to the Russian Patent Office and other entities will be allowed due to current and future sanctions, which have the potential to change daily. In such an event, potential competitors might be able to enter the market, which could have a material adverse effect on our business.

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

There have been executive, judicial and congressional challenges to certain aspects of the ACA. While the United States Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018 (the “BBA”) among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On June 17, 2021, the U.S. Supreme Court dismissed on procedural grounds a challenge that argued that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden administration will impact the ACA or our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the BBA and the Infrastructure Investment and Jobs Act, will remain in effect through 2031, unless additional congressional action is taken. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single-source and innovator multiple-source drugs, beginning January 1, 2024. These laws may result in additional reductions in Medicare, Medicaid and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of this rule has been delayed until January 1, 2026. Further, in November 2020, CMS issued an interim final rule implementing the Most Favored Nation (“MFN”) Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021 and ending December 31, 2027. As a result of litigation challenging the MFN Model, on December 27, 2021, CMS published a final rule that rescinded the MFN Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to the executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Terrance McGuire, a member of our board of directors, serves as a director of Adimab. Mr. McGuire is a beneficial owner of equity interests in Adimab. Mr. McGuire’s position at Adimab and the ownership of any Adimab equity or equity awards creates, or may create the appearance of, conflicts of interest, including when this individual makes decisions that could have different implications for Adimab than for us. Other of our directors and executive officers also serve on the boards of directors of other private and public companies. As a result, these individuals may not be able to devote their full time and attention to our company, which could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Since joining us, all of our executive officers have each spent a significant portion of their time devoted to us. While none of the executives has a minimum time commitment to us, each retains flexibility to ensure that he or she can re-allocate his or her time based on the needs of each business. These executives’ time-allocation strategies may change over time based on the needs of each business or the executives’ individual incentives to provide services to us relative to other businesses. On April 20, 2022, Laura Walker, Ph.D., our co-founder and Chief Scientific Officer, resigned as Senior Director of Antibody Sciences at Adimab. As a result, Dr. Walker is fully dedicated to leading Adagio’s discovery and optimization efforts.

Adimab owns a significant percentage of our common stock, will be able to exert significant influence over matters subject to stockholder approval and may have interests that conflict with those of our other stockholders.

Adimab is currently our largest stockholder and beneficially owns approximately 24.3% of the voting power of our outstanding common stock according to a Schedule 13D filed by Adimab on June 24, 2022, which reported ownership as of June 22, 2022. As such, Adimab has the ability to substantially influence us through this ownership position. For example, Adimab, acting together with a small number of our other large stockholders, will be able to control elections of directors, amendments of our organizational documents or approval of any merger, amalgamation, sale of assets or other major corporate transaction. Any transferees or successors of all or a significant portion of Adimab’s ownership in us will be able to exert a similar amount of influence over us through their ownership position.

Furthermore, certain of our directors, officers and key employees may have actual or potential conflicts of interest with us because of their positions or affiliations with Adimab or their beneficial ownership of equity in Adimab. Terrance McGuire, a member of the board of directors of Adimab, serves on our board of directors and retains his position and affiliation with Adimab. Our other stockholders may not have visibility into the Adimab ownership positions or other affiliations of any of our directors or officers with Adimab or its affiliates, which may change at any time through acquisition, disposition, dilution or otherwise. Any change in our directors’ or officers’ ownership in or positions with Adimab or its affiliates could impact the interests of those holders. Adimab’s interests may not always coincide with our corporate interests or the interests of our other stockholders, and it may exercise its voting and other rights in a manner with which you may not agree or that may not be in the best interests of our other stockholders. So long as it continues to own a significant portion of our outstanding voting securities, Adimab will continue to have considerable influence in all matters that are subject to approval by our stockholders and will be able to strongly influence our other decisions.

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

Our stock price may be volatile. Since the IPO and through August 8, 2022, our common stock has traded at prices ranging from $2.41 to $78.82 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

Ensuring that we have adequate internal control over financial reporting in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. In connection with the IPO, we began the process of documenting, reviewing and improving our internal control over financial reporting for compliance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), which requires annual management assessment of the effectiveness of our internal control over financial reporting.

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

Further, if we are unable to meet the demands that have been placed upon us as a public company, including the rules and regulations of the SEC, we may be unable to accurately report our financial results in future periods, or report them within the timeframes required by law or stock exchange regulations. Failure to comply with the rules and regulations of the SEC, when and as applicable, could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. Any failure to maintain or implement required effective internal control over financial reporting, or any difficulties we encounter in their implementation, could result in additional material weaknesses, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Furthermore, if we cannot provide reliable financial reports or prevent material misstatements due to fraud or error, our business and results of operations could be harmed, and investors could lose confidence in our reported financial information. We also could become subject to investigations by The Nasdaq Stock Market (“Nasdaq”), the SEC or other regulatory authorities, which could require additional financial and management resources.

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

In addition, we have filed registration statements on Form S-8 under the Securities Act of 1933, as amended (the “Securities Act”), registering the issuance of shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under these registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options and the restrictions of Rule 144 in the case of our affiliates.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the completion of the IPO. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.07 billion or we issue more than $1.0 billion of non-convertible debt in the previous three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

We are a “smaller reporting company” as defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are therefore entitled to rely on certain reduced disclosure requirements for as long as we remain a smaller reporting company, such as an exemption from providing selected financial data and certain executive compensation information. In addition, for as long as we are a smaller reporting company with less than $100 million in annual revenue, we would be exempt from the requirement to obtain an external audit on the effectiveness of internal control over financial reporting provided in Section 404(b) of the Sarbanes-Oxley Act.

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

In particular, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), in our second annual report on Form 10-K due to be filed with the SEC after becoming a public company, we will be required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing whether such controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

We have incurred substantial losses since inception and do not expect to become profitable in the near future, if ever. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any. As of December 31, 2021, we had U.S. federal net operating loss (“NOL”) carryforwards of $221.9 million, which may be available to reduce future taxable income and have an indefinite carryforward period but are limited in their usage to an annual deduction equal to 80% of annual taxable income. In addition, as of December 31, 2021, we had state NOL carryforwards of $81.9 million, which may be available to reduce future taxable income, of which $3.4 million have an indefinite carryforward period while the remaining $78.5 million begin to expire in 2041. As of December 31, 2021, we also had U.S. federal and state research and development tax credit carryforwards of $3.3 million and $1.3 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2041 and 2036, respectively.

Under the Tax Act, as modified by the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), federal NOLs incurred in taxable years beginning after December 31, 2017 and in future taxable years may carry forward indefinitely, but the deductibility of such federal NOLs incurred in taxable years beginning after December 31, 2020 may be limited. It is uncertain how various states will respond to the Tax Act and the CARES Act. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. The IPO, together with private placements and other transactions that have occurred since our inception, may trigger such an ownership change pursuant to Section 382. We have not conducted a study to assess whether any such ownership changes have occurred. We may have experienced, and may in the future experience, ownership changes as a result of shifts in our stock ownership, some of which may be outside of our control. If an ownership change has occurred or occurs in the future, and our ability to use our NOL carryforwards is materially limited, it would harm our financial condition and results of operations by effectively increasing our future tax obligations.

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

Our business activities will be subject to the Foreign Corrupt Practices Act (the “FCPA”) and similar anti-bribery and anti-corruption laws.

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

Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products and subsequently, on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Since then, the FDA has resumed both domestic and foreign inspections subject to travel restrictions. The FDA continues to adapt to the evolving COVID-19 pandemic, and has increasingly relied on alternative inspectional tools, including product sampling, records requests under Section 704(a)(4) of the Federal Food, Drug, and Cosmetic Act, and remote regulatory assessments, in lieu of or to supplement traditional in-person inspections. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting business as usual or conducting inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2022 to April 30, 2022	—		—	—	—
May 1, 2022 to May 31, 2022	—		—	—	—
June 1, 2022 to June 30, 2022	992,648	(1)	$0.002	—	—
Total	992,648		$0.002	—	—

(1) We repurchased shares of our common stock that were previously issued upon the early exercise of employee stock options in connection with the exercise of our repurchase right upon cessation of employment of certain of our employees and directors.

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

10.1+

Employment Agreement by and between the Registrant and David Hering, dated July 5, 2022 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-40703), filed with the Securities and Exchange Commission on July 5, 2022).

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

Adagio Therapeutics, Inc.

Date: August 15, 2022	By:	/s/ David Hering, M.B.A.
David Hering, M.B.A.
Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Jane Pritchett Henderson
Jane Pritchett Henderson
Chief Financial Officer and
Chief Business Officer
(Principal Financial Officer)