Form 10-Q
period 2022-09-30
Invivyd, Inc.
filed 2022-11-10
CIK 1832038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number: 001-40703

INVIVYD, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-1403134
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1601 Trapelo Road, Suite 178 Waltham, MA	02451
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 819-0080

Adagio Therapeutics, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	IVVD	The Nasdaq Global Market

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

As of November 3, 2022, the registrant had 108,982,401 shares of common stock, $0.0001 par value per share, outstanding.

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

Risks Related to the Development of our Product Candidates

•
We continue to monitor the evolution of SARS-CoV-2 and the in vitro activity of adintrevimab against predominant variants in the United States to identify a potential opportunity for an EUA request in the event of a susceptible variant. We cannot be certain that adintrevimab will neutralize future variants and that we will submit an EUA for adintrevimab or whether an EUA will be granted if we do submit such request.
•
All of our product candidates are currently in clinical and preclinical development. If we are unable to successfully develop, receive regulatory approval or EUA for and commercialize our product candidates for the indications we seek, or successfully develop any other product candidates, or experience significant delays in doing so, our business will be harmed.
•
Because our product candidates represent novel approaches to the prevention and treatment of disease, there are many uncertainties regarding the development, market acceptance, third-party reimbursement coverage and commercial potential of our product candidates.
•
Newly emerging and future SARS-CoV-2 variants could reduce the activity and effectiveness of antibodies targeting the receptor binding domain region as a potential prevention of or treatment for symptomatic COVID-19. We may not be successful in identifying new antibodies that are suitable either as monotherapy or as combination therapy to mitigate the risk of reduced activity against future SARS-CoV-2 variants.
•
Our integrated discovery platform approach may not produce durable, broadly neutralizing, or effective antibodies in the timeframe necessary to address a changing virus.
•
There can be no assurance that the Public Health Emergency will continue to be in place for an extended period of time and that the product candidates we are developing for COVID-19 could be granted an EUA by the FDA or similar authorization by regulatory authorities outside of the United States if we decide to apply for such an authorization. If we do not apply for such an authorization or, if we do apply and no authorization is granted or, once granted, it is terminated, we will be unable to sell our product candidates in the near future and instead, will be required to pursue solely the traditional regulatory approval processes of the FDA and comparable foreign authorities, which are lengthy, time consuming and inherently unpredictable. If we are not able to obtain required regulatory approval for our product candidates, our business will be substantially harmed.
•
Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials. Our product candidates may not have favorable results in later clinical trials, if any, or receive regulatory approval.
•
Lack of awareness or negative public opinion of monoclonal antibody therapies and increased regulatory scrutiny of monoclonal antibody therapies to prevent or treat COVID-19 may adversely impact the development or commercial success of our product candidates.
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

ii

Risks Related to the Manufacturing of our Product Candidates

•
Monoclonal antibody therapies are complex and difficult to manufacture, and we rely on contract manufacturers for access to capacity. We could experience manufacturing problems, may be unable to access desired manufacturing capacity within desired timeframes, or may be unable to access raw materials due to global supply chain shortages or otherwise, that result in delays in the development, supply, or commercialization of our product candidates or otherwise harm our business.

Risks Related to the Commercialization of Our Product Candidates

•
The affected populations for our product candidates may be smaller than we or third parties currently project, which may affect our ability to enroll our clinical trials as well as the addressable markets for our product candidates.
•
Our monoclonal antibody product candidates may face significant competition from vaccines, antiviral agents and other therapeutics for COVID-19 that are currently available or in development.

Risks Related to Our Intellectual Property

•
If we are unable to obtain, maintain and enforce patent protection for our product candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors or other third parties could develop and commercialize products similar or identical to ours and our ability to successfully develop and commercialize our product candidates may be adversely affected.
•
Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain.

Risks Related to Ownership of Our Common Stock and Our Status as a Public Company

•
We previously identified a material weakness in our internal control over financial reporting, which has since been remediated. We may identify future material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we fail to establish and maintain adequate internal control over financial reporting, we may not be able to produce timely and accurate financial statements, and we may conclude that our internal control over financial reporting is not effective, which may adversely affect our business.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

INVIVYD, INC.

Condensed Consolidated Balance Sheets

(UNaudited)

(In thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$278,152	$542,224
Marketable securities	140,517	49,194
Prepaid expenses and other current assets	2,927	25,293
Total current assets	421,596	616,711
Property and equipment, net	1,429	83
Operating lease right-of-use assets	1,486	—
Other non-current assets	236	3,297
Total assets	$424,747	$620,091
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$16,770	$5,783
Accrued expenses	28,974	56,277
Operating lease liability, current	329	—
Other current liabilities	53	—
Total current liabilities	46,126	62,060
Early-exercise liability	1	6
Operating lease liability, non-current	1,177	—
Other non-current liability	—	6
Total liabilities	47,304	62,072
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Preferred stock (undesignated), $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized, 108,957,401 shares issued and outstanding at September 30, 2022; 1,000,000,000 shares authorized, 111,251,660 shares issued and 110,782,909 shares outstanding at December 31, 2021	11	11
Treasury stock, at cost; 0 shares and 468,751 shares at September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	866,238	850,125
Accumulated other comprehensive income (loss)	46	(8)
Accumulated deficit	(488,852)	(292,109)
Total stockholders’ equity (deficit)	377,443	558,019
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$424,747	$620,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVIVYD, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(UNaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development(1)	$30,131	$45,366	$159,295	$114,465
Acquired in-process research and development(2)	4,000	4,000	4,000	7,500
Selling, general and administrative	13,200	11,052	36,524	21,853
Total operating expenses	47,331	60,418	199,819	143,818
Loss from operations	(47,331)	(60,418)	(199,819)	(143,818)
Other income (expense):
Other income (expense), net	2,244	43	3,076	70
Total other income (expense), net	2,244	43	3,076	70
Net loss	(45,087)	(60,375)	(196,743)	(143,748)
Other comprehensive income (loss)
Unrealized gain on available-for-sale securities, net of tax	46	3	54	3
Comprehensive loss	$(45,041)	$(60,372)	$(196,689)	$(143,745)
Net loss per share attributable to common stockholders, basic and diluted	$(0.42)	$(0.98)	$(1.82)	$(7.06)
Weighted-average common shares outstanding, basic and diluted	108,420,674	61,297,086	108,154,397	20,346,771
(1)
Includes related-party amounts of $1,742 and $6,027 for the three and nine months ended September 30, 2022, respectively, and $1,826 and $2,261 for the three and nine months ended September 30, 2021, respectively (see Note 15).
(2)
Includes related-party amounts of $4,000 for both the three and nine months ended September 30, 2022, and $4,000 and $7,500 for the three and nine months ended September 30, 2021, respectively (see Note 15).

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVIVYD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2020	12,647,934	$169,548	5,593,240	$1	22,600,000	$(85)	$154	$—	$(65,319)	$(65,249)
Stock-based compensation expense	—	—	—	—	—	—	587	—	—	587
Net loss	—	—	—	—	—	—	—	—	(38,700)	(38,700)
Balances at March 31, 2021	12,647,934	$169,548	5,593,240	$1	22,600,000	$(85)	$741	$—	$(104,019)	$(103,362)
Issuance of Series C convertible preferred stock, net of issuance costs of $337	4,296,550	335,163	—	—	—	—	—	—	—	—
Issuance of common stock	—	—	6,000	—	—	—	66	—	—	66
Stock-based compensation expense	—	—	—	—	—	—	3,342	—	—	3,342
Vesting of restricted common stock from early-exercised options	—	—	—	—	—	—	3	—	—	3
Retirement of treasury stock	—	—	—	—	(22,600,000)	85	(85)	—	—	—
Net loss	—	—	—	—	—	—	—	—	(44,673)	(44,673)
Balances at June 30, 2021	16,944,484	$504,711	5,599,240	$1	$—	$—	$4,067	$—	$(148,692)	$(144,624)
Issuance of common stock upon completion of initial public offering, net of commissions, underwriting discounts and offering costs	—	—	20,930,000	2	—	—	327,518	—	—	327,520
Conversion of convertible preferred stock to common stock	(16,944,484)	(504,711)	84,722,420	2	—	—	504,707	—	—	504,709
Stock-based compensation expense	—	—	—	—	—	—	5,979	—	—	5,979
Vesting of restricted common stock from early-exercised options	—	—	—	—	—	—	1	—	—	1
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	—	3	—	3
Net loss	—	—	—	—	—	—	—	—	(60,375.0)	(60,375)
Balances at September 30, 2021	—	$—	111,251,660	$5	—	$—	$842,272	$3	$(209,067)	$633,213

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2021	—	$—	110,782,909	$11	468,751	$—	$850,125	$(8)	$(292,109)	$558,019
Vesting of restricted common stock from early-exercised options	—	—	—	—	—	—	1	—	—	1
Exercise of stock options	—	—	50,353	—	—	—	47	—	—	47
Repurchase of unvested restricted common stock	—	—	(1,158,089)	—	1,158,089	—	—	—	—	—
Retirement of treasury stock	—	—	—	—	(1,626,840)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	1,983	—	—	1,983
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	—	—	(100,666)	(100,666)

Balances at March 31, 2022	—	$—	109,675,173	$11	—	$—	$852,156	$—	$(392,775)	$459,392
Exercise of stock options	—	—	98,000	—	—	—	76	—	—	76
Repurchase of unvested restricted common stock	—	—	(992,648)	—	992,648	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	6,361	—	—	6,361
Net loss	—	—	—	—	—	—	—	—	(50,990)	(50,990)
Balances at June 30, 2022	—	$—	108,780,525	$11	992,648	$—	$858,593	$—	$(443,765)	$414,839
Exercise of stock options	—	—	125,000	—	—	—	97	—	—	97
Retirement of treasury stock	—	—	—	—	(992,648)	—	—	—	—	—
Issuance of common stock under the employee stock purchase plan	—	—	51,876	—	—	—	149	—	—	149
Stock-based compensation expense	—	—	—	—	—	—	7,399	—	—	7,399
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	—	46	—	46
Net loss	—	—	—	—	—	—	—	—	(45,087)	(45,087)
Balances at September 30, 2022	—	$—	108,957,401	$11	—	$—	$866,238	$46	$(488,852)	$377,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVIVYD, INC.

Condensed Consolidated Statements of Cash Flows

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(196,743)	$(143,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	15,743	9,908
Non-cash payments	—	66
Net amortization of premiums and accretion of discounts on marketable securities	92	577
Amortization of operating lease right-of-use assets	242	—
Depreciation expense	14	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	22,366	(11,342)
Other non-current assets	3,061	(6,016)
Accounts payable	10,371	8,909
Accrued expenses	(27,554)	30,122
Other current liabilities	53	—
Operating lease liabilities	(222)	—
Other non-current liabilities	(6)	—
Net cash used in operating activities	(172,583)	(111,524)
Cash flows from investing activities:
Purchase of marketable securities	(140,360)	(188,627)
Maturities of marketable securities	49,000	—
Purchases of property and equipment	(494)	—
Net cash used in investing activities	(91,854)	(188,627)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs paid	—	335,163
Proceeds from issuance of common stock, net of commissions and underwriting discounts	—	330,905
Payments of initial public offering costs	—	(2,636)
Proceeds from exercises of stock options	220	—
Proceeds from issuance of common stock under the employee stock purchase plan	149	—
Payments of repurchases of unvested restricted common stock	(4)	—
Net cash provided by financing activities	365	663,432
Net (decrease) increase in cash and cash equivalents	(264,072)	363,281
Cash and cash equivalents at beginning of period	542,224	114,988
Cash and cash equivalents at end of period	$278,152	$478,269
Supplemental disclosure of non-cash investing and financing activities:
Operating lease right-of-use asset recognized upon adoption of ASC 842	$1,728	$—
Deferred offering and issuance costs included in accrued expenses	$—	$749
Purchases of property and equipment in accounts payable and accrued expenses	$867	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVIVYD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Nature of the Business and Basis of Presentation

Invivyd, Inc., (formerly Adagio Therapeutics, Inc.) together with its consolidated subsidiaries (the “Company”), is a biopharmaceutical company on a mission to protect humanity from serious viral respiratory diseases. The Company is developing antibodies to transcend the limits of naturally occurring immunity and provide superior protection from viral diseases, beginning with coronavirus disease 2019 ("COVID-19"). The Company's technology works at the intersection of evolutionary virology, predictive modeling, and antibody engineering, and is designed to identify high-quality, long-lasting antibodies with a high barrier to viral escape. With its integrated discovery platform approach, the Company is generating a robust pipeline of product candidates for use in both prevention and treatment of disease.

NVD200 is a combination product of two monoclonal antibodies which demonstrated potent in vitro neutralizing activity against prior and current SARS-CoV-2 variants of concern, including Omicron sublineages, as well as the more antigenically divergent SARS-CoV-1. This antibody combination has been selected for neutralization potency, breadth of coverage, and non-dominant epitope recognition. The antibodies in the combination target non-overlapping epitopes that are rarely targeted by endogenous neutralizing antibodies, which limits immune pressure on these sites and increases the probability of sustained utility in an evolving viral landscape. The Company intends to initiate clinical trials of NVD200 in the first quarter of 2023.

One of the antibodies in NVD200 is a re-engineered version of adintrevimab, the Company's investigational monoclonal antibody. Adintrevimab has demonstrated clinically meaningful results in global Phase 2/3 clinical trials against multiple variants of concern for the prevention and treatment of COVID-19. The Company initiated its first clinical trial for adintrevimab in February 2021; however, due to the emergence and global spread of the Omicron variant, against which adintrevimab has reduced in vitro neutralization potency compared to prior variants, enrollment was paused in adintrevimab's Phase 2/3 trials in January 2022. The Company reported preliminary safety and efficacy data (pre-Omicron) from both its EVADE (evaluating adintrevimab for the prevention of COVID-19) and STAMP (evaluating adintrevimab for the treatment of COVID-19) trials in March 2022 and is in the process of closing both trials.

Adintrevimab, which has demonstrated broadly neutralizing activity in vitro against SARS-CoV-2 variants of concern (“VOCs”) including Alpha, Beta, Delta, Gamma and Omicron BA.1, has markedly reduced neutralization activity in vitro against the currently circulating Omicron sublineages. Based on feedback from the FDA regarding adintrevimab’s lack of neutralizing activity against the BA.2 variant, the Company paused the submission of an Emergency Use Authorization (“EUA”) request.

Beyond COVID-19, the Company is leveraging its integrated discovery platform that has enabled expedited advancement of adintrevimab into clinical trials to develop therapeutic or preventative options for other infectious diseases, such as additional coronaviruses and influenza.

The Company was incorporated in the State of Delaware in June 2020. The Company operates as a virtual company and maintains a corporate headquarters for general and administrative purposes only. In June 2022, and subsequently amended in September 2022, the Company entered into a noncancelable agreement for dedicated laboratory and office space in Newton, MA for research and development purposes. The Company performs research and development activities internally and engages third parties, including Adimab, LLC (“Adimab”), to perform ongoing research and development and other services on its behalf.

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

The Company has not generated any revenue since inception. The Company’s product candidates could require significant additional research and development efforts, including extensive clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and compliance-reporting capabilities. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will generate revenue from product sales, including government supply contracts.

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from sales of convertible preferred stock and proceeds from the Company’s IPO. The Company has incurred losses and negative cash flows from operations since its inception, including a net loss of $196.7 million for the nine months ended September 30, 2022. As of September 30, 2022, the Company had an accumulated deficit of $488.9 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its existing cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the interim condensed consolidated financial statements.

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

Impact of the COVID-19 Coronavirus

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The evolving and constantly changing impact of the pandemic and the disease will directly affect the potential commercial prospects of NVD200, adintrevimab, and other product candidates for the prevention and treatment of COVID-19. The severity of the COVID-19 pandemic, the evolution of the disease and the continued emergence of variants of concern (such as the widespread Omicron variant and its sublineages), the availability, administration and acceptance of vaccines, monoclonal antibodies, antiviral agents and other therapeutic modalities, vaccine mandates by employers and/or local or national governments, and the potential development of “herd immunity” by the global population will affect the design and enrollment of the Company's clinical trials, the potential regulatory authorization or approval of the Company's product candidates and the commercialization of the Company's product candidates, if approved.

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

The accompanying condensed consolidated financial statements include the accounts of Invivyd, Inc. and its wholly owned subsidiaries, Invivyd Security Corporation, Invivyd Switzerland GmbH, and Invivyd Netherlands B.V. All intercompany accounts and transactions have been eliminated in consolidation. The Company views its operations and manages its business in one operating segment, which is the business of discovering, developing and commercializing differentiated products for the prevention and treatment of infectious diseases.

2. Summary of Significant Accounting Policies

As of September 30, 2022, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2022 (as subsequently amended by Amendment No. 1 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 29, 2022, the “2021 Form 10-K”) have not changed except as discussed below.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2022, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021, the condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 and the condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2022 and 2021 are unaudited.

The accompanying unaudited condensed consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements. The accompanying consolidated balance sheet as of December 31, 2021 was derived from audited financial statements, but does not include all disclosures required by GAAP. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited annual consolidated financial statements, and the notes thereto, as of and for the year ended December 31, 2021, which are included in the Company’s 2021 Form 10-K.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of September 30, 2022 and December 31, 2021, the condensed consolidated results of operations for the three and nine months ended September 30, 2022 and September 30, 2021, the condensed consolidated cash flows for the nine months ended September 30, 2022 and September 30, 2021 and changes in stockholders’ equity (deficit) for the three and nine months ended September 30, 2022 and September 30, 2021 have been made. The Company’s condensed consolidated results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

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

3. Marketable Securities

Marketable securities held by the Company are classified as available-for-sale debt securities pursuant to ASC 320, Investments – Debt and Equity Securities, and carried at fair value in the accompanying condensed consolidated balance sheet on a settlement date basis.

The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities as of September 30, 2022 and December 31, 2021 (in thousands):

September 30, 2022	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$6,844	$—	$—	$6,844
Federal agency securities	133,627	56	(10)	133,673
Total financial assets	$140,471	$56	$(10)	$140,517

December 31, 2021	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$49,202	$—	$(8)	$49,194

No available-for-sale marketable securities held as of September 30, 2022 or December 31, 2021 had remaining maturities greater than twelve months.

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

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2022:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$242,354	$—	$—	$242,354
Federal agency securities	$—	34,786	—	$34,786
Marketable securities:
U.S. Treasury securities	$6,844	—	—	$6,844
Federal agency securities	$—	133,673	—	$133,673
	$249,198	$168,459	$—	$417,657

	Fair Value Measurements at December 31, 2021:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$541,220	$—	$—	$541,220
Marketable securities:
U.S. Treasury securities	$49,194	—	—	$49,194
	$590,414	$—	$—	$590,414

The money market funds and U.S. Treasury securities were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy.

As of September 30, 2022, the Company’s marketable securities consisted of federal agency securities, which were valued based on Level 2 inputs. In determining the fair value of its federal agency securities, the Company relied on quoted prices for similar securities in active markets or other inputs that are observable or can be corroborated by observable market data.

Since Federal agency securities typically do not trade as U.S. government agency securities and no exchange exists to price such investments, they are recognized as Level 2 assets.

There were no changes to the valuation methods during the three and nine months ended September 30, 2022 or 2021.

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers into or out of Level 1, Level 2 or Level 3 fair value measurements during the three and nine months ended September 30, 2022 or 2021.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid external research, development and manufacturing costs	$1,024	$20,582
Prepaid insurance	—	3,190
Prepaid compensation and other	1,118	1,292
Interest receivable	785	229
	$2,927	$25,293

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued external research, development and manufacturing costs	$20,517	$48,590
Accrued employee compensation	4,974	4,945
Accrued professional and consultant fees	3,125	2,155
Other	358	587
	$28,974	$56,277

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

Amounts paid with respect to services performed by Adimab on the Company’s behalf under the Adimab Assignment Agreement are recognized as research and development expense as such amounts are incurred. For the three and nine months ended September 30, 2022, the Company recognized $0.1 million and $0.6 million, respectively, of research and development expense in connection with services provided by Adimab. For the three and nine months ended September 30, 2021, the Company recognized $0.5 million and $0.9 million, respectively, of expense in connection with services provided by Adimab. Please refer to Note 15 for additional information.

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

In February 2021, the Company achieved the first specified milestone under the agreement upon dosing of the first patient in a Phase 1 global clinical trial evaluating adintrevimab, which obligated the Company to make a $1.0 million milestone payment to Adimab. In April 2021, the Company achieved the second specified milestone under the agreement upon dosing of the first patient in a Phase 2 global clinical trial evaluating adintrevimab for the prevention of COVID-19, which obligated the Company to make a $2.5 million milestone payment to Adimab. In August 2021, the Company achieved the third specified milestone under the agreement upon dosing of the first patient in a Phase 3 global clinical trial evaluating adintrevimab for the prevention of COVID-19, which obligated the Company to make a $4.0 million milestone payment to Adimab. The Company recognized each expense when achievement of each of the first, second and third milestones became probable of achievement in February, April and August 2021, respectively. The next potential milestone under the Adimab Assignment Agreement is a low six-digit dollar milestone related to dosing of the first subject in a Phase 1 trial evaluating NVD200, which was not considered probable as of September 30, 2022.

During the three and nine months ended September 30, 2022, the Company did not recognize any in-process research and development (“IPR&D”) expense in connection with contingent consideration payable under the Adimab Assignment Agreement. During the three and nine months ended September 30, 2021, the Company recognized $4.0 million and $7.5 million, respectively, as IPR&D expense in connection with contingent consideration payable under the Adimab Assignment Agreement.

The Company is obligated to pay Adimab royalties of a mid-single-digit percentage based on net sales of any Products, once commercialized. The royalty rate is subject to reductions specified under the agreement. Royalties are due on a Product-by-Product and country-by-country basis beginning upon the first commercial sale of each Product and ending on the later of (i) 12 years after the first commercial sale of such Product in such country and (ii) the expiration of the last valid claim of a patent covering such Product in such country (“Royalty Term”). In addition, the Company is obligated to pay Adimab royalties of a specified percentage in the range of 45% to 55% of any compulsory sublicense consideration received by the Company in lieu of certain royalty payments. Except for the first milestone payment of $1.0 million, the second milestone payment of $2.5 million and the third milestone payment of $4.0 million, which were paid by the Company to Adimab in March, May and September 2021, respectively, no other milestone, royalty or other contingent payments had become due to Adimab through September 30, 2022.

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

The Company is obligated to pay Adimab a quarterly fee of $1.3 million, which may be cancelled at the Company’s option at any time. For so long as the Company is paying such quarterly fee (or earlier if (i) the Company experiences a change of control after the third anniversary of the Adimab Collaboration Agreement or (ii) Adimab owns less than a specified percentage of the Company’s equity), Adimab and its affiliates will not assist or direct certain third parties to discover or optimize antibodies that are intended to bind to coronaviruses or influenza viruses. The Company may also elect to decrease the scope of Adimab’s exclusivity obligations and obtain a corresponding decrease in the quarterly fee. During the three and nine months ended September 30, 2022, the Company recognized $1.3 million and $3.9 million, respectively, of research and development expense related to the quarterly fee. During both the three and nine months ended September 30, 2021, the Company recognized $1.3 million of research and development expense related to the quarterly fee.

For each agreed upon research program that is commenced, the Company is obligated to pay Adimab quarterly for its services performed during a given research program at a specified full-time equivalent rate; a discovery delivery fee of $0.2 million; and an optimization completion fee of $0.2 million. For each option exercised by the Company to commercialize a specific research program, the Company is obligated to pay Adimab an exercise fee of $1.0 million. Amounts paid with respect to services performed by Adimab on the Company’s behalf in each of the research programs under the Adimab Collaboration Agreement are recognized as research and development expense as such amounts are incurred and services are rendered. During the three and nine months ended September 30,

2022, the Company recognized $0.3 million and $1.3 million, respectively, of expense in connection with services provided by Adimab. During the three and nine months ended September 30, 2021, the Company recognized less than $0.1 million and $0.1 million, respectively, of expense in connection with services provided by Adimab. Through September 30, 2022, the Company recognized $0.2 million of research and development expense related to a drug delivery fee and $1.0 million of IPR&D expense related to an option exercise. Additionally, through September 30, 2022, the Company has not paid an optimization completion fee to Adimab. Please refer to Note 15 for additional information.

The Company is obligated to pay Adimab up to $18.0 million upon the achievement of specified development and regulatory milestones for each product under the Adimab Collaboration Agreement that achieves such milestones. The next potential milestone under the Adimab Collaboration Agreement is a low single-digit million dollar milestone related to dosing of the first subject in a Phase 1 trial, which was not considered probable as of September 30, 2022. The Company is also obligated to pay Adimab royalties of a mid-single-digit percentage based on net sales of any product under the Adimab Collaboration Agreement, subject to reductions for third-party licenses. The royalty term will expire for each product on a country-by-country basis upon the later of (i) 12 years after the first commercial sale of such product in such country and (ii) the expiration of the last valid claim of any patent claiming composition of matter or method of making or using any antibody identified or optimized under the Adimab Collaboration Agreement in such country.

In addition, the Company is obligated to pay Adimab for Adimab’s performance of certain validation work with respect to certain antigens acquired from a third party. In consideration for this work, the Company is obligated to pay Adimab royalties of a low single-digit percentage based on net sales of products that contain such antigens for the same royalty term as antibody-based products, but the Company is not obligated to make any milestone payments for such antigen products. Through September 30, 2022, the Company had not paid any royalties to Adimab under the Adimab Collaboration Agreement.

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

Adimab Platform Transfer Agreement

On September 10, 2022 (“Effective Date”), the Company entered into a Platform Transfer Agreement with Adimab (the “Adimab Platform Transfer Agreement”) under which the Company was granted the right under certain intellectual property of Adimab to practice certain elements of Adimab’s platform technology, including B-cell cloning using Adimab’s proprietary yeast cell lines and other antibody optimization libraries, trade secrets, protocols and software of Adimab, to discover, engineer and optimize antibodies. The Company was also granted the right under certain intellectual property of Adimab to research, develop, make, sell and exploit such antibodies and products containing such antibodies. The Adimab platform will be transferred to the Company in accordance with the terms of the Adimab Platform Transfer Agreement. In September 2022, the Company recognized $3.0 million as IPR&D expense in connection with the upfront consideration payable for the rights assigned pursuant to the Adimab Platform Transfer Agreement.

The Company is obligated to pay Adimab an annual fee of $2.0 million on each of the first four anniversaries of the Effective Date, which will allow the Company to receive material improvements to the platform technology, including materially improved antibody optimization libraries, updates that provide new functionality to the platform, and software upgrades, from Adimab through June 2027. The first $2.0 million will become due in September 2023. Beginning in July 2027 and ending in June 2042, unless terminated earlier, the Company has the option to receive additional material improvements to the platform technology from Adimab, subject to a commercially reasonable fee to be negotiated by the parties.

The Company is obligated to pay Adimab up to $9.5 million upon the achievement of specified development and regulatory milestones for each product under the Adimab Platform Transfer Agreement that achieves such milestones. The next potential milestone under the Adimab Platform Transfer Agreement is a mid-six-digit dollar milestone related to the start of IND-enabling toxicology studies, which was not considered probable as of September 30, 2022.

In addition, the Company is obligated to pay Adimab royalties of a low single-digit percentage based on net sales of products containing an antibody discovered, engineered or optimized using Adimab’s platform technology, once commercialized. The royalty rate is subject to reductions specified under the Adimab Platform Transfer Agreement. Royalties are due on a product-by-product and country-by-country basis. The royalty term will expire for each product on a country-by-country basis upon the later of (i) 12 years after the first commercial sale of such product in such country and (ii) the expiration of the last valid claim of a program antibody patent for covering the program antibody contained in such product in such country. Through September 30, 2022, the Company had not paid any royalties to Adimab under the Adimab Platform Transfer Agreement.

The Company may terminate the Adimab Platform Transfer Agreement at any time upon advance written notice to Adimab. In addition, subject to certain conditions, either party may terminate the Adimab Platform Transfer Agreement in the event of a material breach by the other party that is not cured within specified periods or in connection with the other party’s insolvency.

The Company concluded that the Adimab Platform Transfer Agreement represented an asset acquisition of IPR&D with no alternative future use. Therefore, payments made by the Company to Adimab for milestones achieved will be recognized as acquired IPR&D expense in the related period in which the services are performed or the related milestone is considered probable of achievement. Amounts paid with respect to the annual material improvement fees are recognized as research and development expense as such amounts are incurred. Please refer to Note 15 for additional information.

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

The Company paid an upfront fee of $0.2 million to WuXi upon completion of cell bank generation for the first Licensed Cell Line created under the Cell Line License Agreement. The Company is also obligated to pay royalties in the range of 0.3% to 0.5% to WuXi based on net sales of any Licensed Products manufactured by the Company or a third party on its behalf. However, if the Company uses WuXi to manufacture all of its commercial supplies for Licensed Products, no royalties would be owed by the Company to WuXi for net sales of Licensed Products. The Company has an option to buy out its royalty obligations on a Licensed Cell Line-by-Licensed Cell Line basis by making a one-time payment of $15.0 million to WuXi. Royalties are due on a Licensed Product-by-Licensed Product basis commencing on the date of the first commercial sale of the applicable product and continuing for so long as the Company commercializes Licensed Products or, if earlier, until the Company exercises its option to buy out the royalty obligations. Through September 30, 2022, no royalties had become due to WuXi.

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

Amounts incurred for services performed by TSRI under the Research Agreement were expensed to research and development expense as the services were rendered. During the three and nine months ended September 30, 2022, the Company recognized $0 and $1.7 million, respectively, of research and development expense associated with services performed under the Research Agreement.

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

In June 2022, the Company entered into a two year noncancelable agreement for dedicated laboratory and office space in Newton, Massachusetts (the “Newton, MA Lease”). The monthly rental payments under the agreement include base rent charges of $0.7 million per year. The agreement terms provide for a month-to-month extension after completion of the initial two-year term with base rent calculated on the then-market rate with three months prior notice.

In September 2022, the Company amended the Newton, MA Lease. As of September 30, 2022, based on the amended terms and conditions of the agreement, the Newton, MA Lease qualified as a short-term lease and was excluded from the balance sheet.

Pursuant to the amendment, the Company entered into a separate two-year noncancelable agreement for new dedicated laboratory and office space on the same campus as the Newton, MA Lease. The Company is expected to take occupancy of the new space during the fourth quarter of 2022. The monthly rental payments under the amended agreement include base rent charges of $1.3 million per year. The agreement terms provide for a month-to-month extension, after completion of the initial two-year term extending through November 2024, with base rent calculated on the then-market rate with three months prior notice.

The components of operating lease expense were as follows (in thousands):

	For the Three Months Ended September 30,	For The Nine Months Ended September 30,
	2022	2022
Lease cost:
Operating lease cost	$275	$541
Variable lease cost	8	24
Total lease cost	$283	$565

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$275	$551

Future minimum lease payments under the noncancelable leases as of September 30, 2022 was as follows (in thousands):

Year Ending December 31,	Operating Lease
2022 (excluding the nine months ended September 30, 2022)	$102
2023	411
2024	421
2025	430
2026	328
Total lease payments	1,692
Present value adjustment	(186)
Present value of operating lease liability	$1,506

As of September 30, 2022, the Company’s operating lease was measured using a weighted-average incremental borrowing rate of 6.0% over a weighted-average remaining lease term of 4.0 years.

The total operating liability is presented on the Company’s condensed consolidated balance sheet based on maturity dates. $0.3 million of the total operating liability is classified under "operating lease liability, current” for the portion due within twelve months, and $1.2 million is classified under "operating lease liability, non-current”.

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

In April 2022, the total volume of contractually binding drug substance and drug product batches to be manufactured under the Commercial Manufacturing Agreement was reduced to $51.6 million, a decrease of $107.8 million from the previous commitment of minimum non-cancelable purchase obligations of $159.4 million. In addition, WuXi agreed to provide the Company with a credit in the low eight-figures to offset future services rendered by WuXi.

In July 2022, the Company provided notice to WuXi to cancel the contractually binding adintrevimab drug product batches. As of September 30, 2022, approximately $3.5 million was included in accounts payable and accrued expenses pursuant to the Commercial Manufacturing Agreement. As of September 30, 2022, the total remaining cost of contractually binding adintrevimab drug substance batches to be manufactured under the Commercial Manufacturing Agreement is $18.1 million.

During the three months ended September 30, 2022, a portion of the low eight-figure credit, in the seven-figure range, was applied to WuXi services as a reduction of research and development expenses and a reduction of accounts payable. The remaining portion of the credit is expected to be utilized during the fourth quarter of 2022 and the first half of 2023.

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

Other Contracts

The Company enters into agreements with third parties during the ordinary course of business for various products and services, including those related to research, preclinical and clinical operations, manufacturing and support, supply chain, and distribution. These contracts do not contain any material minimum purchase commitments. Certain of these agreements provide for termination rights subject to the payment of termination fees and/or wind-down costs. Under such agreements, the Company is contractually obligated to make certain payments to vendors upon early termination, primarily to reimburse them for their unrecoverable outlays incurred prior to cancellation as well as any amounts owed by the Company prior to early termination. The actual amounts the Company could pay in the future to the vendors under such agreements may differ from the purchase order amounts due to cancellation provisions. The termination fees were not probable of payment as of September 30, 2022 and December 31, 2021.

Legal Proceedings

From time to time, the Company may become involved in legal proceedings or other litigation relating to claims arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and estimated exposure amount. Legal fees and other costs associated with such proceedings are expensed as incurred. As of September 30, 2022 and December 31, 2021, the Company was not a party to any material legal proceedings.

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

In June 2020, the Company issued and sold 21,250,000 shares of its common stock to Adimab upon formation of the Company for $0.00002 per share. In July 2020, such shares of common stock were repurchased by the Company from Adimab contemporaneous with the execution of the Adimab Assignment Agreement, pursuant to which the Company acquired certain intellectual property rights in exchange for the issuance of 5,000,000 shares of its Series A Preferred Stock. As of September 30, 2022 and December 31, 2021 the 21,250,000 shares of common stock repurchased from Adimab were retired and redesignated as authorized but unissued shares of the Company’s common stock. The fair value of the repurchased common stock was $0.004 per share, or $85,000 in the aggregate, as determined based on a third-party valuation (see Note 7).

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

As of September 30, 2022, the Company had reserved 44,251,299 shares of common stock for the exercise of outstanding stock options and the issuance of awards available for grant under the Company’s 2020 Equity Incentive Plan, 2021 Equity Incentive Plan and 2021 Employee Stock Purchase Plan (see Note 11).

On September 28, 2022, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”) (File No. 333-267643) and accompanying base prospectus, which was declared effective by the SEC on October 5, 2022, for the offer and sale of up to $400 million of the Company’s securities.

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

In March and September 2022, the Company retired an aggregate of 1,626,840 and 992,648 shares of common stock, respectively, held in treasury. Upon retirement, the shares were redesignated as authorized but unissued shares of the Company’s common stock.

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

As of September 30, 2022, there were 11,173,557 shares authorized to be issued upon the exercise of outstanding stock option grants and no shares reserved for future issuance under the 2020 Plan.

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

As of September 30, 2022, there were 42,960,402 shares authorized to be issued under the 2020 Plan and the 2021 Plan, which includes 11,173,557 and 10,230,756 shares authorized to be issued upon the exercise of outstanding stock option grants from the 2020 Plan and 2021 Plan, respectively, and 0 and 21,556,089 shares reserved for future issuance under the 2020 Plan and 2021 Plan, respectively.

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

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of stock options granted:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2022	2021	2022	2021
Expected term (in years)	6.0	6.1	6.0	6.0
Expected volatility	75.5%	73.2%	73.3%	73.3%
Risk-free interest rate	2.8%	1.0%	2.2%	1.0%
Expected dividend yield	—%	—%	—%	—%

Stock Option Activity

The following table summarizes the Company’s stock option activity since December 31, 2021:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2021	18,871,592	$10.15	9.3	$24,897
Granted	8,618,759	$5.38
Exercised	(273,353)	$0.81
Forfeited	(5,812,685)	$10.30
Outstanding at September 30, 2022	21,404,313	$8.31	8.9	$6,133
Vested and expected to vest at September 30, 2022	21,404,313	$8.31	8.9	$6,133
Options exercisable at September 30, 2022	5,648,666	$7.68	8.4	$2,916

The weighted-average grant date fair value of stock options granted during the three and nine months ended September 30, 2022 was $2.28 and $3.50, respectively, per share. The weighted-average grant date fair value of stock options granted during the three and nine months ended September 30, 2021 was $9.03 and $6.51, respectively, per share.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair market value of the common stock for the options that were in the money at September 30, 2022 and December 31, 2021.

The total intrinsic value of stock options exercised was $0.4 million and $1.0 million for the three and nine months ended September 30, 2022, respectively.

In July 2022, David Hering, M.B.A. was appointed as the Company's Chief Executive Officer and as a Class III director on the Board of Directors. In conjunction with Mr. Hering's appointment as Chief Executive Officer, he was granted a stock option to purchase 2,000,000 shares of common stock, which will vest monthly in equal installments over 48 months. Mr. Hering is also eligible to receive an additional stock option to purchase up to 1,000,000 shares of common stock (the "Additional Option Grant") if certain goals approved by the Board of Directors, on the recommendation of the Compensation Committee, are achieved on or prior to December 31, 2022, with such achievement to be determined by the Board of Directors, upon the recommendation of the Compensation Committee. If such performance goals are partially achieved on or prior to December 31, 2022, then Mr. Hering may receive a partial amount of the Additional Option Grant, with such partial amount to be determined by the Board of Directors, in its sole and absolute discretion. If approved and granted, the Additional Option Grant would vest monthly in equal installments over a 48-month period commencing on the applicable grant date.

Early Exercise of Stock Options into Restricted Stock

The Company’s restricted stock activity during the nine months ended September 30, 2022 is solely due to shares of restricted common stock issued pursuant to the permitted early exercise of stock options. Shares of common stock issued upon exercise of unvested stock options are restricted and continue to vest in accordance with the original vesting schedule applicable to the associated stock option award. The Company has the right to repurchase any unvested shares of restricted common stock, at the original purchase price, upon any voluntary or involuntary termination of the service relationship during the vesting period.

A summary of the Company’s unvested common stock from option early exercises that is subject to repurchase by the Company is as follows:

Number of Shares
Unvested restricted stock at December 31, 2021	3,082,175
Issued	—
Vested	(511,049)
Repurchased	(2,150,737)
Unvested restricted stock at September 30, 2022	420,389

Proceeds from the early exercise of stock options are recorded as an early-exercise liability on the condensed consolidated balance sheets. The liability for unvested common stock subject to repurchase is then reclassified to common stock and additional paid-in capital as the Company’s repurchase right lapses. Shares issued pursuant to the early exercise of stock options are not considered to be outstanding for accounting purposes until the shares vest. As of September 30, 2022 and December 31, 2021 the liability related to the payments for unvested shares from early-exercised options was less than $0.1 million.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense (service-based stock options and employee stock purchase plan) in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$3,419	$2,151	$9,954	$3,582
Selling, general and administrative	3,980	3,828	5,789	6,326
	$7,399	$5,979	$15,743	$9,908

In February 2022, Tillman U. Gerngross, Ph.D., resigned as Chief Executive Officer and President and as a member of the Company's board of directors. In accordance with his resignation, Dr. Gerngross's outstanding stock options were forfeited, resulting in a reversal of selling, general and administrative related stock-based compensation expense of approximately $4.6 million.

As of September 30, 2022, total unrecognized stock-based compensation expense related to unvested stock-based awards was $82.5 million, which is expected to be recognized over a weighted-average period of 2.9 years.

2021 Employee Stock Purchase Plan

In July 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (the ‘‘2021 ESPP’’), which became effective immediately prior to and contingent upon the execution of the underwriting agreement related to the Company’s IPO. A total of 1,342,773 shares of common stock were initially reserved for issuance under the 2021 ESPP. There were 51,876 shares issued under the 2021 ESPP as of September 30, 2022. The number of shares of common stock that may be issued under the 2021 ESPP will automatically increase on the first day of each calendar year, beginning on January 1, 2022 and continuing through January 1, 2031, by an amount equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the calendar month before the date of each automatic increase, (ii) 2,685,546 shares and (iii) an amount determined by the Company’s board of directors. The number of shares to be issued under the 2021 ESPP did not increase on January 1, 2022 as determined by the Company's board of directors. The first offering under the 2021 ESPP was June 6, 2022. As of September 30, 2022, 1,290,897 shares remained available for issuance under the 2021 ESPP. During both the three and nine months ended September 30, 2022, the Company recognized less than $0.1 million in related stock-based compensation expense.

12. Income Taxes

For the three and nine months ended September 30, 2022 and 2021, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period, due to its uncertainty of realizing a benefit from those items. Substantially all of the Company’s operating losses since inception have been generated in the United States.

13. Defined Contribution Plan

The Company maintains a 401(k) Plan (the “401(k) Plan”) for the benefit of eligible employees. The 401(k) Plan is a defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986 that covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Pursuant to the terms of the 401(k) Plan, the Company is required to make non-elective contributions of 3% of eligible participants’ compensation. For the three and nine months ended September 30, 2022, the Company contributed $0.2 million and $0.6 million, respectively, to the 401(k) Plan. For the three and nine months ended September 30, 2021, the Company contributed $0.2 million and $0.4 million, respectively, to the 401(k) Plan.

14. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(45,087)	$(60,375)	$(196,743)	$(143,748)
Denominator:
Weighted-average common shares outstanding, basic and diluted	108,420,674	61,297,086	108,154,397	20,346,771
Net loss per share attributable to common stockholders, basic and diluted	$(0.42)	$(0.98)	$(1.82)	$(7.06)

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

	Three and Nine Months Ended September 30,
	2022	2021
Stock options to purchase common stock	21,404,313	17,460,961
Unvested restricted common stock	420,389	3,859,139
	21,824,702	21,320,100

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

During the three and nine months ended September 30, 2022, the Company did not recognize any IPR&D expense in connection with milestones payable under the Adimab Assignment Agreement. During the three and nine months ended September 30, 2021, the Company recognized $4.0 million and $7.5 million, respectively, as IPR&D expense in connection with milestones payable under the Adimab Assignment Agreement.

During the three and nine months ended September 30, 2022, the Company recognized $0.1 million and $0.6 million, respectively, of research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Assignment Agreement. During the three and nine months ended September 30, 2021, the Company recognized $0.5 million and $0.9 million, respectively, of research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Assignment Agreement.

Adimab Collaboration Agreement

Under the Adimab Collaboration Agreement, the Company is obligated to pay Adimab for certain fees, milestone and royalty payments (see Note 7).

During the three and nine months ended September 30, 2022, the Company recognized $1.3 million and $3.9 million, respectively, of research and development expense related to the quarterly fee. During both the three and nine months ended September 30, 2021, the Company recognized $1.3 million of research and development expense related to the quarterly fee.

During the three and nine months ended September 30, 2022, the Company recognized $0.3 million and $1.3 million, respectively, of research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Collaboration Agreement. During both the three and nine months ended September 30, 2021, the Company recognized less than $0.1 million of research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Collaboration Agreement.

During the three and nine months ended September 30, 2022, the Company recognized $0 and $0.2 million, respectively, of research and development expense related to a drug delivery fee.

During both the three and nine months ended September 30, 2022, the Company recognized $1.0 million of IPR&D expense related to an option exercise fee.

Adimab Platform Transfer Agreement

During both the three and nine months ended September 30, 2022, the Company recognized $3.0 million of IPR&D expense in connection with the upfront consideration payable for the rights assigned pursuant to the Adimab Platform Transfer Agreement.

As of September 30, 2022 and December 31, 2021, $1.0 million and $0.6 million, respectively, was due to Adimab under both the Adimab Assignment Agreement and the Adimab Collaboration Agreement by the Company. As of September 30, 2022 and December 31, 2021, no amounts were due from Adimab under the Adimab Assignment Agreement or the Adimab Collaboration Agreement to the Company.

Mithril Group

In March 2022, a group of stockholders, including, among others, Adimab; Mithril II LP; M28 Capital Management LP; Polaris Venture Partners V, L.P.; and Population Health Equity Partners III, L.P., which are collectively referred to as the Mithril Group, submitted a notice of intent to nominate three directors to the Company’s board of directors at the 2022 annual meeting of stockholders. In April 2022, the Mithril Group filed definitive proxy materials with the SEC seeking election of three directors to the Company's board of directors and adoption of a non-binding resolution for director declassification.

During the three and nine months ended September 30, 2022, the Company recognized $0.4 million and $1.4 million, respectively, of selling, general and administrative expense related to reimbursement costs to be paid to the Mithril Group associated with legal expenses, corporate governance matters and stockholder proposals from the Company’s 2022 annual meeting of stockholders.

As of September 30, 2022, $1.4 million was due to the Mithril Group by the Company, and no amounts were due from the Mithril Group to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2022 (as subsequently amended by Amendment No. 1 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 29, 2022, the “2021 Form 10-K”). Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to Invivyd, Inc. together with its consolidated subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, but are not limited to, statements regarding our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, and are not guarantees of future performance. The words “may,” “anticipate,” “believe,” “could,” “expect,” “intends,” “might,” “plan,” “possible,” “potential,” “aim,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These statements speak only as of the date of this Quarterly Report on Form 10-Q and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements include, without limitation, statements about the following:

•
the timing, progress and results of our preclinical studies and clinical trials of our product candidates, including statements regarding the timing of our planned regulatory submissions, initiation and completion of studies or trials and related preparatory work and the period during which the results of the trials will become available, and our research and development programs;
•
the timing of any submission of filings for regulatory approval of, and our ability to obtain and maintain regulatory approvals for, our product candidates;
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
•
our expectations regarding the scope of any approved indication for NVD200, adintrevimab, or any other product candidate;
•
our ability to successfully commercialize our product candidates;
•
our ability to leverage technology and our platform to identify and develop future product candidates;
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

Overview

Invivyd, Inc. is a biopharmaceutical company on a mission to protect humanity from serious viral respiratory diseases. We are developing antibodies to transcend the limits of naturally occurring immunity and provide superior protection from viral diseases, beginning with coronavirus disease 2019 ("COVID-19"). Our technology works at the intersection of evolutionary virology, predictive modeling, and antibody engineering, and is designed to identify high-quality, long-lasting antibodies with a high barrier to viral escape. With our integrated discovery platform approach, we are generating a robust pipeline of product candidates for use in both prevention and treatment of disease.

NVD200 is a combination product of two monoclonal antibodies which demonstrated potent in vitro neutralizing activity against prior and current SARS-CoV-2 variants of concern, including Omicron sublineages, as well as the more antigenically divergent SARS-CoV-1. This antibody combination has been selected for neutralization potency, breadth of coverage, and non-dominant epitope recognition. The antibodies in the combination target non-overlapping epitopes that are rarely targeted by endogenous neutralizing antibodies, which limits immune pressure on these sites and increases the probability of sustained utility in an evolving viral landscape. We intend to initiate clinical trials of NVD200 in the first quarter of 2023.

One of the antibodies in NVD200 is a re-engineered version of adintrevimab, our investigational monoclonal antibody. Adintrevimab has demonstrated clinically meaningful results in global Phase 3 clinical trials against multiple variants of concern for the prevention and treatment of COVID-19. Due to the emergence and global spread of the Omicron variant BA.1, against which adintrevimab has reduced in vitro neutralization potency compared to prior variants, enrollment was paused in Phase 2/3 trials in January 2022. We reported preliminary safety and efficacy data (pre-Omicron) from both our EVADE (evaluating adintrevimab for the prevention of COVID-19) and STAMP (evaluating adintrevimab for the treatment of COVID-19) trials in March 2022 and are in the process of closing both trials. We also have multiple discovery stage candidates for the prevention of seasonal influenza.

COVID-19 has caused the current global pandemic that remains a significant global health crisis and has resulted in millions of deaths and lasting health problems in many survivors. We believe that COVID-19 will become an endemic disease requiring a variety of effective, safe and convenient prevention and treatment options for years to come. We are leveraging our team’s collective expertise and capabilities to deliver our COVID-19 antibodies to patients and to discover novel solutions to infectious diseases through internal research and collaborations.

Adintrevimab is designed to be a potent, long-acting and broadly neutralizing antibody for both the prevention and treatment of COVID-19. Data from our Phase 1 healthy volunteer clinical trial, ADG20-1-001, confirmed the extended half-life of adintrevimab, which we believe may allow for durable protection against COVID-19, depending on the variant. In February 2022, we expanded the Phase 1 clinical trial to evaluate safety and pharmacokinetics at higher doses. As of November 3, 2022, there were no trial drug related adverse events, serious adverse events, injection-site reactions or hypersensitivity reactions reported across all dose levels evaluated.

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

Adintrevimab, which has demonstrated broadly neutralizing activity in vitro against SARS-CoV-2 variants of concern including Alpha, Beta, Delta, Gamma and Omicron BA.1, has markedly reduced neutralization activity in vitro against the currently circulating Omicron sublineages. Based on feedback from the FDA regarding adintrevimab’s lack of neutralizing activity against the BA.2 variant, we paused the submission of an Emergency Use Authorization (“EUA”) request. We intend to continue engaging with the FDA and monitor the evolution of SARS-CoV-2 and the in vitro activity of adintrevimab against predominant variants in the United States to determine the optimal timing for the planned EUA request. In addition, we continue engaging with other health authorities outside of the United States on potential authorization pathways for adintrevimab.

We are committed to advancing adintrevimab as a potential future therapeutic option in anticipation of the emergence of new variants. More than 700,000 doses of adintrevimab have been manufactured and are available as a prophylaxis and treatment option for COVID-19 in the future, if a suitable variant arises.

We plan to leverage our integrated discovery platform approach to produce candidate antibodies to develop therapeutic or preventative options for other infectious diseases, such as additional coronaviruses and influenza. We continue to evaluate product candidates for infectious diseases with high unmet medical need through in-licensing opportunities that may leverage our team’s expertise and capabilities.

SARS-CoV-2 has given rise to a global pandemic that swept rapidly throughout the world beginning in 2020. Of significant current concern is the continued emergence of a number of SARS-CoV-2 variants with increased transmissibility, pathogenicity, and/or the ability to evade neutralizing antibodies. In addition to the emergence of these variants, there are multiple factors that we believe contribute to the likelihood of COVID-19 becoming an endemic threat, including: (1) viral transmission before symptom onset; (2) uneven global rollout of vaccinations; (3) ongoing vaccine hesitancy; (4) limited duration of immunity conferred by both natural infection and vaccination; (5) limited vaccine efficacy against certain SARS-CoV-2 variants; (6) uncertain impact of vaccines on transmission; and (7) variable implementation of virus mitigation behaviors, such as wearing masks and social distancing. We also believe that future pandemics similar to the COVID-19 pandemic are likely because, in many parts of the world, humans live in close proximity to animal species harboring coronaviruses that are capable of infecting humans.

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

In October 2022, we submitted for publication in a peer-reviewed journal, and deposited to MedRxiv, a scientific manuscript describing an analysis of the relationship between serum neutralizing antibody titers mediated by vaccination and passive monoclonal antibody transfer and protection against symptomatic COVID-19. The analysis utilized data from both vaccine efficacy trials and our EVADE trial, which was comprised of patient outcomes across both Delta and BA.1/BA1.1 variants, which adintrevimab neutralizes with different potencies. It is our belief that these data suggest that monoclonal antibody neutralization potency, combined with associated dosing and pharmacokinetic information for any one antibody, is a potential surrogate marker of protection from symptomatic disease.

We were formed in June 2020. In July 2020, we entered into an assignment and license agreement (the “Adimab Assignment Agreement”), with Adimab, pursuant to which we acquired certain rights to Adimab’s antibodies relating to COVID-19 and severe acute respiratory syndrome (“SARS”), as well as related provisional patent applications, know-how and data generated with respect to the associated antibodies. In addition, Adimab granted to us a non-exclusive, worldwide license to certain of Adimab’s platform patents and technology for use in research and development. In connection with the rights and license acquired, we issued 5,000,000 shares of our Series A Preferred Stock to Adimab. In May 2021, we entered into a funded discovery agreement with Adimab focused on discovery efforts for new antibodies that may be effective against other coronaviruses and influenza, both of which have the potential to cause pandemics. In the event that Adimab discovers an antibody that is expected to meet certain product profiles developed by us, we will have the exclusive option to require Adimab to assign us its rights in any such antibody and to grant us certain licenses. In September 2022, we entered into a platform transfer agreement with Adimab and were granted the right under certain intellectual property of Adimab to practice certain elements of Adimab’s platform technology, including B-cell cloning, using Adimab’s proprietary yeast cell lines and other antibody optimization libraries, trade secrets, protocols and software of Adimab, to discover, engineer and optimize antibodies. We were also granted the right under certain intellectual property of Adimab to research, develop, make, sell and exploit such antibodies and products containing such antibodies. In 2022, we secured dedicated laboratory space and expanded our research team in order to enable internal discovery and development of our product candidates. In addition, we engage other third parties to perform ongoing research and development and other services on our behalf.

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

Since our inception, we have incurred significant losses, including a net loss of $196.7 million for the nine months ended September 30, 2022. As of September 30, 2022, we had an accumulated deficit of $488.9 million. We expect to continue to incur significant expenses and recognize losses in the foreseeable future as we expand and progress our research and development activities, as well as the associated manufacturing activities and commercialization efforts. In addition, our losses from operations may fluctuate significantly from period to period depending on the timing of our clinical trials and our expenditures on other research and development activities, including any associated manufacturing activities, and potential commercialization efforts. Our expenses could increase substantially in connection with our ongoing activities, as we:

•
initiate and conduct clinical trials of NVD200, adintrevimab or any other product candidate;
•
develop product candidates in new indications or patient populations;
•
continue to advance the preclinical development of our other product candidates and our preclinical and discovery programs, including development and screening of additional antibodies;
•
seek regulatory approval for any product candidates that successfully complete clinical trials;
•
pursue marketing approvals or EUA and reimbursement for our product candidates;
•
acquire or in-license other product candidates, intellectual property and/or discovery technologies;
•
further develop and validate our commercial-scale current good manufacturing practices (“cGMP”) manufacturing process for NVD200;
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

Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities of $418.7 million as of September 30, 2022, will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”

Impact of COVID-19 on Our Operations

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The evolving and constantly changing impact of the pandemic and the disease will directly affect the potential commercial prospects of NVD200, adintrevimab and other product candidates for the prevention and treatment of COVID-19. The severity of the COVID-19 pandemic, the evolution of the disease and the continued emergence of VOCs (such as the widespread Omicron variant and its sublineages), the availability, administration and acceptance of vaccines, monoclonal antibodies, antiviral agents and other therapeutic modalities, vaccine mandates by employers and/or local or national governments, and the potential development of “herd immunity” by the global population will affect the design and enrollment of our clinical trials, the potential regulatory authorization or approval of our product candidates and the commercialization of our product candidates, if approved.

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
•
laboratory-related expenses, which include equipment, laboratory supplies, rent expense and other operating costs;
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

Our primary focus since inception has been the development of antibodies against COVID-19. Our research and development costs consist primarily of external costs, such as fees paid to CDMOs, CROs and consultants in connection with our non-clinical studies, preclinical studies and clinical trials. To date, external research and development costs for any individual product candidate have been tracked commencing upon product candidate nomination. We do not allocate employee-related costs, costs associated with our discovery efforts and other internal or indirect costs to specific research and development programs or product candidates because these resources are used and these costs are deployed across multiple programs under development and, as such, are not separately classified.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher and more variable development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Our research and development expenses could increase substantially in the near term as we advance NVD200 through clinical development, pursue regulatory approval of our product candidates, continue to discover and develop additional product candidates and incur expenses associated with hiring additional personnel to support our research and development efforts, including the associated manufacturing activities.

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
•
the prevalence, nature and severity of adverse events experienced with any product candidates;
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

A change in the outcome of any of these variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of that product candidate. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. We may never succeed in obtaining regulatory approval or EUA for any of our product candidates. In addition, in the absence of a declaration by the U.S. Department of Health and Human Services of a federal public health emergency (a “Public Health Emergency”), we will not be able to receive an EUA. The declaration of a Public Health Emergency has recently been extended to mid-January 2023 and may or may not be renewed again.

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

In June 2022, and subsequently amended in September 2022, we entered into a noncancelable agreement for dedicated laboratory and office space in Newton, MA for research and development purposes. Through September 30, 2022, we have operated as a virtual company and maintained a corporate headquarters for general and administrative purposes only. Therefore, we did not incur material operating expenses for the rent, maintenance and insurance of facilities, or for depreciation of fixed assets.

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

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,	Three Months Ended September 30,
(in thousands)	2022	2021	Change
Operating expenses:
Research and development	$30,131	$45,366	$(15,235)
Acquired in-process research and development	4,000	4,000	—
Selling, general and administrative	13,200	11,052	2,148
Total operating expenses	47,331	60,418	(13,087)
Loss from operations	(47,331)	(60,418)	13,087
Other income (expense):
Other income (expense), net	2,244	43	2,201
Total other income (expense), net	2,244	43	2,201
Net loss	$(45,087)	$(60,375)	$15,288

The following discussion presents the components of our expenses for the periods presented:

Research and Development Expenses

	Three Months Ended September 30,	Three Months Ended September 30,
(in thousands)	2022	2021	Change
Direct, external research and development expenses by program:
Adintrevimab	$6,248	$31,878	$(25,630)
NVD200	11,837	—	11,837
Unallocated research and development expenses:
Personnel-related costs	9,701	6,857	2,844
External discovery-related and other costs	2,345	6,631	(4,286)
Total research and development expenses	$30,131	$45,366	$(15,235)

Research and development expenses were $30.1 million for the three months ended September 30, 2022, compared to $45.4 million for the three months ended September 30, 2021. The $15.3 million decrease in research and development expenses was primarily due to the following:

•
The decrease in direct costs related to our adintrevimab program of $25.6 million was primarily due to a decrease in our contract manufacturing and contract research expenses. Contract manufacturing expenses decreased $15.0 million, primarily related to the ramp up of adintrevimab manufacturing during the three months ended September 30, 2021, for which there were less costs incurred, and which were further reduced by the recognition of the seven-figure WuXi credit, during the three months ended September 30, 2022, partially offset by an increase in costs related to the manufacturing of materials for use in our clinical trials and non-clinical studies for our NVD200 product candidate. Contract research expenses decreased $9.6 million related to lower costs due to a pause in trial enrollment in January 2022. In addition, other external and non-clinical expenses decreased $1.0 million.
•
The increase in direct expenses related to NVD200 is due to the nomination of our NVD200 product candidate in 2022 to proceed to IND-enabling activities. The costs primarily related to contract manufacturing expenses for the manufacture of materials for use in our clinical trials and non-clinical studies.
•
Personnel-related costs, including salaries, bonuses, benefits and other compensation-related costs were $6.3 million and stock-based compensation expense was $3.4 million for the three months ended September 30, 2022, compared to personnel-related costs of $4.7 million and stock-based compensation expense of $2.2 million for the three months ended September 30, 2021. The increase in personnel-related costs of $2.8 million was primarily due to the hiring of additional individuals to support the development of our product candidates, including an increase in stock-based compensation expense of $1.2 million.
•
The decrease in external discovery-related and other costs of $4.3 million was primarily due to a decrease of $4.4 million of direct costs related to ADG10, an antibody-based product candidate previously considered for potential use in combination with adintrevimab for the treatment and prevention of COVID-19, during the three months ended September 30, 2021, for which there were no comparable costs during the three months ended September 30, 2022.

Acquired In-Process Research and Development Expenses

Acquired IPR&D expenses of $4.0 million for the three months ended September 30, 2022 consisted of $1.0 million incurred related to an option exercise pursuant to the Adimab Collaboration Agreement and $3.0 million incurred related to our upfront consideration payable for the rights assigned pursuant to the Adimab Platform Transfer Agreement.

Acquired IPR&D expenses of $4.0 million for the three months ended September 30, 2021 consisted of the cost we incurred in the period under the Adimab Assignment Agreement for a milestone payment that became due to Adimab in August 2021 upon the dosing of the first patient in a Phase 3 global clinical trial evaluating adintrevimab for the prevention of COVID-19. The amount of this contingent payment was recognized as an IPR&D expense based on the nature of the associated assets acquired from Adimab on the date the milestone achievement became probable.

Selling, General and Administrative Expenses

	Three Months Ended September 30,	Three Months Ended September 30,
(in thousands)	2022	2021	Change
Personnel-related costs	$6,749	$6,432	$317
Professional and consultant fees	5,838	4,108	1,730
Other	613	512	101
Total selling, general and administrative expenses	$13,200	$11,052	$2,148

Selling, general and administrative expenses were $13.2 million for the three months ended September 30, 2022, compared to $11.1 million for the three months ended September 30, 2021. The $2.1 million increase in selling, general and administrative expenses was primarily due to the following:

•
Personnel-related costs, including salaries, bonuses, benefits and other compensation-related costs were $2.7 million and stock-based compensation expense was $4.0 million for the three months ended September 30, 2022, compared to personnel-related costs of $2.6 million and stock-based compensation expense of $3.8 million for the three months ended September 30, 2021. Personnel-related costs remained relatively consistent between periods.
•
The increase in professional services and consultant fees of $1.7 million was primarily due to costs incurred as we began operating as a public company, including expenses related to corporate governance matters, director and officer insurance premiums, audit and other fees.
•
Other costs remained relatively consistent between periods.

Other Income (Expense), Net

Other income (expense), net was $2.2 million and less than $0.1 million for the three months ended September 30, 2022 and 2021, respectively, consisting primarily of interest earned on invested cash balances.

Comparison of the nine months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2022	2021	Change
Operating expenses:
Research and development	$159,295	$114,465	$44,830
Acquired in-process research and development	4,000	7,500	(3,500)
Selling, general and administrative	36,524	21,853	14,671
Total operating expenses	199,819	143,818	56,001
Loss from operations	(199,819)	(143,818)	(56,001)
Other income (expense):
Other income (expense), net	3,076	70	3,006
Total other income (expense), net	3,076	70	3,006
Net loss	$(196,743)	$(143,748)	$(52,995)

The following discussion presents the components of our expenses for the periods presented:

Research and Development Expenses

	Nine Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2022	2021	Change
Direct, external research and development expenses by program:
Adintrevimab	$107,044	90,561	$16,483
NVD200	11,837	—	11,837
Unallocated research and development expenses:
Personnel-related costs	28,410	14,457	13,953
External discovery-related and other costs	12,004	9,447	2,557
Total research and development expenses	$159,295	$114,465	$44,830

Research and development expenses were $159.3 million for the nine months ended September 30, 2022, compared to $114.5 million for the nine months ended September 30, 2021. The $44.8 million increase in research and development expenses was primarily due to the following:

•
The increase in direct costs related to our adintrevimab program of $16.5 million was primarily due to an increase in our contract manufacturing and contract research expenses. Contract manufacturing expenses increased $13.5 million related to 2022 commercial manufacturing of adintrevimab, procured from WuXi, our sole-source supplier of drug substance and drug product, partially offset by the recognition of the seven-figure WuXi credit. Contract research expenses increased $4.3 million related to monitoring of patients enrolled in our clinical trials as of the enrollment pause in January 2022, compared to lower enrollment and a partial period of clinical trial related expenses during the nine months ended September 30, 2021. These increases were partially offset by a decrease of $1.3 million in other external and non-clinical expenses.
•
The increase in direct expenses related to NVD200 is due to the nomination of our NVD200 product candidate in 2022 to proceed to IND-enabling activities. The costs primarily related to contract manufacturing expenses for the manufacture of materials for use in our clinical trials and non-clinical studies.
•
Personnel-related costs, including salaries, bonuses, benefits and other compensation-related costs were $18.4 million and stock-based compensation expense was $10.0 million for the nine months ended September 30, 2022, compared to personnel-related costs of $10.9 million and stock-based compensation expense of $3.6 million for the nine months ended September 30, 2021. The increase in personnel-related costs of $13.9 million was primarily due to the hiring of additional individuals to support the development of our product candidates, including an increase in stock-based compensation expense of $6.4 million.
•
The increase in external discovery-related and other costs of $2.6 million was primarily due to an increase of $2.6 million related to the quarterly fee under the Adimab Collaboration Agreement, which commenced during the three months ended September 30, 2021, an increase of $1.1 million related to services performed by Adimab on our behalf under the Adimab Assignment Agreement and the Adimab Collaboration Agreement, an increase of $1.7 million related to information technology costs, software expenditures, and insurance costs, an increase of $0.6 million in laboratory-related expenses, which include equipment, laboratory supplies, rent expense and other operating costs, and an increase of $1.0 million in other external discovery-related and other costs. These increases are offset by a decrease of $4.4 million of direct costs related to ADG10 during the nine months ended September 30, 2021, for which there were no comparable costs during the nine months ended September 30, 2022.

Acquired In-Process Research and Development Expenses

Acquired IPR&D expenses of $4.0 million for the nine months ended September 30, 2022 consisted of $1.0 million incurred related to an option exercise pursuant to the Adimab Collaboration Agreement and $3.0 million incurred related to our upfront consideration payable for the rights assigned pursuant to the Adimab Platform Transfer Agreement.

Acquired IPR&D expenses of $7.5 million for the nine months ended September 30, 2021 consisted of the costs we incurred in the period under the Adimab Assignment Agreement for a $1.0 million milestone payment that became due to Adimab in February 2021 upon the dosing of the first patient in a Phase 1 clinical trial evaluating adintrevimab for the prevention of COVID-19, a $2.5 million milestone payment that became due to Adimab in April 2021 upon the dosing of the first patient in the first Phase 2 clinical trial evaluating adintrevimab for the prevention of COVID-19 and a $4.0 million milestone payment that became due to Adimab in August 2021 upon the dosing of the first patient in a Phase 3 global clinical trial evaluating adintrevimab for the prevention of COVID-19. The amounts of these contingent payments were recognized as an IPR&D expense based on the nature of the associated assets acquired from Adimab on the date the milestone achievement became probable.

Selling, General and Administrative Expenses

	Nine Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2022	2021	Change
Personnel-related costs	$14,176	$11,980	$2,196
Professional and consultant fees	20,744	9,026	11,718
Other	1,604	847	757
Total selling, general and administrative expenses	$36,524	$21,853	$14,671

Selling, general and administrative expenses were $36.5 million for the nine months ended September 30, 2022, compared to $21.9 million for the nine months ended September 30, 2021. The $14.6 million increase in selling, general and administrative expenses was primarily due to the following:

•
Personnel-related costs, including salaries, bonuses, benefits and other compensation-related costs were $8.4 million and stock-based compensation expense was $5.8 million for the nine months ended September 30, 2022, compared to personnel-related costs of $5.7 million and stock-based compensation expense of $6.3 million for the nine months ended September 30, 2021. The increase in personnel-related costs of $2.2 million was primarily due to the hiring of additional individuals to support our operations as we began operating as a public company, partially offset by the reversal of stock-based compensation expense related to the forfeiture of stock options in conjunction with the resignation of our former Chief Executive Officer and President.
•
The increase in professional services and consultant fees of $11.7 million was primarily due to costs incurred as we began operating as a public company, including expenses related to corporate governance matters, director and officer insurance premiums, audit and other fees.
•
Other costs remained relatively consistent between periods.

Other Income (Expense), Net

Other income (expense), net was $3.1 million and less than $0.1 million for the nine months ended September 30, 2022 and 2021, respectively, consisting primarily of interest earned on invested cash balances.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in June 2020, we have not generated any revenue from any sources, including from product sales or government supply contracts, and have incurred significant operating losses and negative cash flows from operations. We expect to incur substantial expenses and operating losses for the foreseeable future as we advance the clinical development of our product candidates. To date, we have financed our operations with net proceeds of $464.7 million from sales of our preferred stock, and with net proceeds from our IPO in August 2021, in which we issued and sold 20,930,000 shares of our common stock, including 2,730,000 shares of common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received aggregate net proceeds from our IPO of $327.5 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

As of September 30, 2022, we had cash, cash equivalents and marketable securities of $418.7 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(172,583)	$(111,524)
Net cash used in investing activities	(91,854)	(188,627)
Net cash provided by financing activities	365	663,432
Net (decrease) increase in cash and cash equivalents	$(264,072)	$363,281

Operating Activities

During the nine months ended September 30, 2022, operating activities used $172.6 million of cash, primarily due to our net loss of $196.7 million, partially offset by non-cash charges of $16.1 million. Net cash provided by changes in our operating assets and liabilities consisted of a $10.4 million increase in accounts payable, offset by a $27.6 million decrease in accrued expenses, a $22.4 million decrease in prepaid expenses and other current assets, and a $3.1 million decrease in other non-current assets. The increase in accounts payable and decrease in accrued expenses was primarily due to the timing of vendor invoicing and payments. The decrease in prepaids expenses and other current assets and in other non-current assets was primarily due to our utilization of WuXi manufacturing deposits.

During the nine months ended September 30, 2021, operating activities used $111.5 million of cash, primarily due to our net loss of $143.7 million, partially offset by non-cash charges of $10.6 million. Net cash provided by changes in our operating assets and liabilities consisted of a $8.9 million increase in accounts payable and a $30.1 million increase in accrued expenses, partially offset by a $11.3 million increase in prepaid expenses and other current assets and a $6.0 million increase in other non-current assets. The increases in accounts payable and accrued expenses were primarily due to amounts owed to vendors in connection with our research and development activities, including increased external costs associated with clinical trials and manufacturing, as well as increases in accrued employee bonuses. The increase in prepaid expenses and other current assets and other non-current assets was primarily due to prepayments for external research and development activities and prepayments for insurance premiums.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2022 consisted of $140.3 million in purchases of marketable securities and $0.5 million in purchases of property and equipment, offset by $49.0 million in maturities of marketable securities.

Net cash used in investing activities during the nine months ended September 30, 2021 consisted of $188.6 million in purchases of marketable securities.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2022 primarily consisted of $0.2 million from exercises of stock options and $0.1 million from issuance of common stock under the employee stock purchase plan.

Net cash provided by financing activities during the nine months ended September 30, 2021 consisted of $328.3 million from sales of our common stock and $335.2 million of net proceeds from the issuance of our Series C Preferred Stock in April 2021.

Funding Requirements

Our expenses could increase in connection with our ongoing activities, particularly as we advance the non-clinical and preclinical studies and the clinical trials of our product candidates, including any associated manufacturing activities, and potential commercialization efforts. Our funding requirements and timing and amount of our operating expenditures will depend on many factors, including:

•
the rate of progress in the development of our product candidates;
•
the scope, progress, results and costs of discovery, non-clinical studies, preclinical development, laboratory testing and clinical trials for our product candidates and associated development programs;
•
the extent to which we develop, in-license or acquire other product candidates and technologies in our pipeline;
•
the scope, progress, results and costs of manufacturing and validation activities associated with our current product candidates with the development and manufacturing of our future product candidates and other programs as we advance them through preclinical and clinical development;
•
the number and development requirements of product candidates that we may pursue;
•
the costs, timing and outcome of regulatory review of our product candidates;
•
our headcount growth and associated costs as we expand our research and development capabilities and establish a commercial infrastructure for any product candidates for which we may obtain regulatory approval or EUA;
•
the timing and costs of securing sufficient capacity for clinical and commercial supply of our current and potential future product candidates, or the raw material components thereof;
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

As of November 10, 2022, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

During the three months ended September 30, 2022, there were material changes to our contractual obligations from those described in the 2021 Form 10-K. In April 2022, the total volume of contractually binding drug substance and drug product batches to be manufactured under the Commercial Manufacturing Agreement was reduced to $51.6 million, a decrease of $107.8 million from the previous commitment of minimum non-cancelable purchase obligations of $159.4 million. In addition, WuXi agreed to provide us with a credit in the low eight-figures to offset future services rendered by WuXi. In July 2022, we provided notice to WuXi to cancel the contractually binding drug product batches. As of September 30, 2022, approximately $3.5 million was included in accounts payable and accrued expenses pursuant to the Commercial Manufacturing Agreement. As of September 30, 2022, the total remaining cost of contractually binding drug substance batches to be manufactured under the Commercial Manufacturing Agreement is $18.1 million. In June 2022, we entered into a two year noncancelable agreement for dedicated laboratory and office space in Newton, Massachusetts. The monthly rental payments under the agreement include base rent charges of $0.7 million per year. In September 2022, we amended the Newton, Massachusetts agreement to terminate our initial rent obligation. Pursuant to the amendment, we entered into a separate two year noncancelable agreement for new dedicated laboratory and office space on the same campus as the aforementioned Newton, Massachusetts lease. We are expected to take occupancy of the new space during the fourth quarter of 2022. The monthly rental payments under the amended agreement include base rent charges of $1.3 million per year. For additional information, see Note 8 to our condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Since our inception, we have incurred significant losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses were $45.1 million and $196.7 million, respectively, for the three and nine months ended September 30, 2022 and $226.8 million for the year ended December 31, 2021. As of September 30, 2022, we had an accumulated deficit of $488.9 million. Since our inception, we have financed our operations with net proceeds of $464.7 million raised in our private placements of preferred stock, including the sale of our Series C preferred stock in April 2021, and approximately $327.5 million of net proceeds (after deducting underwriting discounts and offering expenses) from our IPO in August 2021. We have no products approved for commercialization and have never generated any revenue from product sales.

All of our product candidates are still in clinical and preclinical testing. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Our expenses could increase substantially as we:

•
initiate and conduct clinical trials of NVD200, adintrevimab or any other product candidate;
•
develop product candidates in new indications or patient populations;
•
continue to advance the preclinical development of our other product candidates and our preclinical and discovery programs, including development and screening of additional antibodies;
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

We are a clinical-stage biopharmaceutical company with a limited operating history. We commenced operations in June 2020, and our operations to date have been largely focused on organizing and staffing our company, business planning, raising capital, acquiring our technology and product candidates, and developing and manufacturing our clinical and preclinical product candidates, including undertaking preclinical studies, developing and validating our manufacturing process, and conducting clinical trials. To date, we have not yet demonstrated our ability to successfully complete pivotal clinical trials, obtain regulatory approvals or an EUA, or conduct sales and marketing activities necessary for successful commercialization, and we may not be successful in doing so. Additionally, if we submit a request for an EUA or submit an application for regulatory approval for any product candidate, we may not be successful in receiving such EUA or regulatory approval. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

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

As of September 30, 2022, we had cash, cash equivalents and marketable securities of $418.7 million. As of November 10, 2022, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2024. This estimate is based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We plan to use our cash, cash equivalents and marketable securities to fund clinical development, manufacturing supply and initial commercialization costs for our product candidates, to fund clinical development and manufacturing supply costs of our next generation of antibody candidates to treat and prevent COVID-19, and for working capital and other general corporate purposes, including development of additional programs in our pipeline. Our existing cash, cash equivalents and marketable securities may not be sufficient to fund any of our product candidates through regulatory approval or EUA. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates and changes in regulation. The timing and amount of our funding requirements will depend on many factors, including:

•
the rate of progress in the development of our product candidates;
•
the scope, progress, results and costs of discovery, non-clinical studies, preclinical development, laboratory testing and clinical trials for our product candidates and associated development programs;
•
the extent to which we develop, in-license or acquire other product candidates and technologies in our pipeline;

•
the scope, progress, results and costs of manufacturing and validation activities associated with our current product candidates and with the development and manufacturing of our future product candidates and other programs as we advance them through preclinical and clinical development;
•
the number and development requirements of product candidates that we may pursue;
•
the costs, timing and outcome of regulatory review of our product candidates;
•
our headcount growth and associated costs as we expand our research and development capabilities and establish a commercial infrastructure for any product candidates for which we may obtain regulatory approval or EUA;
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

Risks Related to the Development of our Product Candidates

We may not be able to obtain an EUA from the FDA or comparable foreign regulators due to the emergence of variants, such as the currently circulating Omicron sublineages, which have shown reduced in vitro susceptibility to adintrevimab.

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

We currently have no products approved for commercial sale, and all of our product candidates are currently in clinical and preclinical development. In February 2021, we initiated a Phase 1 clinical trial evaluating adintrevimab. We have also advanced adintrevimab into global Phase 2/3 trials for the prevention and treatment of COVID-19 and reported preliminary safety and efficacy data (pre-Omicron) for both trials in March 2022. We plan to initiate clinical trials with NVD200 during the first quarter of 2023. We have not previously conducted any later stage or pivotal clinical trials, have limited experience in preparing, submitting and prosecuting regulatory filings and have not previously submitted a biologics license application (“BLA”) for any product candidate.

Our ability to generate revenue from our product candidates, which may not occur for several years, if ever, will depend heavily on the successful development, regulatory approval or granting of EUA for the prevention and/or treatment of COVID-19, obtaining of manufacturing supply, capacity and expertise and eventual commercialization of our product candidates. In the absence of a Public Health Emergency, we will not be able to receive an EUA. The success of NVD200, adintrevimab or any other product candidates that we develop or otherwise may acquire will depend on several factors, including:

•
the status of emerging variants where NVD200, adintrevimab or any other product candidate has limited to no activity against the virus;
•
future SARS-CoV-2 VOCs could reduce the activity and effectiveness of antibodies as a potential prevention of or treatment for symptomatic COVID-19 and we may not be successful in identifying new antibodies that are suitable either as monotherapy or as combination therapy to mitigate the risk of reduced activity against future SARS-CoV-2 variants;
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
•
the prevalence and severity of adverse events experienced with our product candidates;
•
the availability, perceived advantages, cost, safety and efficacy of alternative therapies for any product candidate that we develop;
•
the availability and sufficiency of government funding for the purchase and/or reimbursement of products for the diagnosis, prevention and treatment of COVID-19;
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

Because our product candidates represent novel approaches to the prevention and treatment of disease, there are many uncertainties regarding the development, market acceptance, third-party reimbursement coverage and commercial potential of our product candidates.

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

To date no monoclonal antibody has been approved for prevention (pre- or post-exposure) or treatment of COVID-19. The FDA has issued an EUA for tixagevimab co-packaged with cilgavimab for pre-exposure prophylaxis of COVID-19 in adults and pediatric individuals (12 years of age and older weighing at least 40 kg) and recommended a doubling of the dose due to the Omicron BA.1 and BA.1.1 variants. In addition, the FDA has issued EUAs for casirivimab/imdevimab and bamlanivimab/etesevimab for post-exposure prophylaxis of COVID-19 in individuals who are at high risk for disease progression and who are not fully vaccinated or not expected to mount an immune response to vaccine and who have been exposed to an individual with SARS-CoV-2; however, due to lack of activity against the currently circulating Omicron variant, these antibodies are no longer authorized for use under an EUA. In addition, four monoclonal antibody products, casirivimab/imdevimab, bamlanivimab/etesevimab, sotrovimab, and bebtelovimab have received an EUA from the FDA for the treatment of COVID-19 in patients at high risk of disease progression and at this time only bebtelovimab is authorized for use considering limited to no activity of other antibodies against the predominant variant (BA.5) in the U.S.

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

Newly emerging and future SARS-CoV-2 variants could reduce the activity and effectiveness of antibodies as a potential prevention of or treatment for symptomatic COVID-19.

Multiple variants of the virus that causes COVID-19 have been documented in the United States and globally during this pandemic. Although we have shown in pre-clinical studies that adintrevimab has the potential to broadly neutralize SARS-CoV-2 and the previously predominantly circulating variants, including Alpha, Beta, Delta, and Gamma, in vitro analyses to evaluate neutralizing activity of adintrevimab against the Omicron variant and its sublineages generated data showing reduced neutralizing activity of adintrevimab against the Omicron BA.1 and BA.1.1 sublineages compared to a reference strain and a lack of neutralizing activity against the currently circulating Omicron sublineages. We have modified adintrevimab to improve binding to the Omicron variant and its sublineages, and our combination product candidate, NVD200, includes the re-engineered version of adintrevimab. We believe such modifications may be able to enhance neutralization potency against current and future novel variants, but such efforts may not be successful against newly emerging or future variants, in order to support an EUA or regulatory approval.

New SARS-CoV-2 variants could be less susceptible to such modifications and their mechanisms of action, or the results shown in pre-clinical studies may not be replicated in clinical studies. Further, we may not be able to address reductions in neutralization potency with adjustments to the dose or dosing frequency. This would significantly and adversely affect our ability to complete our clinical trials, obtain authorization or approval of and to commercialize NVD200 or any future product candidates. In addition, if our planned dosing of NVD200 were to be increased in response to reduction in neutralizing activity against dominant circulating SARS-CoV-2 variants or for other reasons, it could impact drug supply and pricing, which could adversely affect our commercial prospects.

Our integrated discovery platform approach may not produce durable, broadly neutralizing, or safe antibodies in an adequate time period to address a changing virus.

Our integrated discovery platform approach is designed to produce candidate antibodies providing broad in vitro neutralization against past and current variants of concern and their sublineages. We may not be successful in developing product candidates, or developing product candidates in an adequate time period, to target a changing virus. If we do develop product candidates, they may not be durable enough to increase the probability of providing a longer period of protection than other antibody solutions or be high-functioning and long-lasting with a high barrier to viral escape. Antibodies may not be effective or safe to administer prior to exposure to SARS-CoV-2 to prevent disease or, once sick, to treat disease. disease or, once sick, to treat disease.

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

We have and may experience delays in beginning or conducting clinical trials or numerous unforeseen events before, during or as a result of clinical trials that could delay or prevent our ability to complete clinical trials, receive marketing approval or commercialize our product candidates.

We have and may again in the future experience delays in conducting clinical trials, and we do not know whether our clinical trials will begin on time, need to be redesigned, recruit and enroll patients on time or be completed on schedule, or at all. We may experience numerous unforeseen events before, during or after the conduct of our clinical trials that could delay or prevent our ability to complete such trials or receive marketing approval for or commercialize our product candidates, or that could significantly increase the cost of such trials, including:

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
•
we or our investigators might have to suspend or terminate clinical trials of our product candidates for various reasons, including non-compliance with regulatory requirements, a finding that our product candidates have undesirable side effects or other unexpected characteristics, or a finding that the participants are being exposed to unacceptable health risks; for example, we conducted our STAMP treatment trial at sites outside of the United States; in the future, the applicable foreign regulatory authorities may determine that a placebo-controlled trial would expose patients to unacceptable health risks (because alternative effective therapies are or may become available in these regions during the conduct of the trial), which could delay enrollment of our trial and the authorization or approval of our products;
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

There can be no assurance that the Public Health Emergency will continue to be in place for an extended period of time and that the product candidates we are developing for COVID-19 could be granted an EUA by the FDA or similar authorization by regulatory authorities outside of the United States if we decide to apply for such an authorization. If we do not apply for such an authorization or, if we do apply and no authorization is granted or, once granted, it is terminated, we will be unable to sell our product candidates in the near future and instead, will be required to pursue solely the traditional regulatory approval processes of the FDA and comparable foreign authorities, which are lengthy, time consuming and inherently unpredictable. If we are not able to obtain required regulatory approval for our product candidates, our business will be substantially harmed.

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

There is no guarantee that we will apply for an EUA for NVD200, adintrevimab or any other product candidates, or other similar authorization or, if we do apply, that we will be able to obtain an EUA or such. If an EUA or other authorization is granted, we will rely on the FDA or other applicable regulatory authority policies and guidance governing products authorized in this manner in connection with the marketing and sale of our product. If these policies and guidance change unexpectedly and/or materially or if we misinterpret them, potential sales of our product could be adversely impacted. An EUA authorizing the marketing and sale of our product will terminate upon expiration of the public health emergency, which is a determination made by the Secretary of the Department of Health and Human Services (“HHS”). The FDA may also terminate an EUA if safety issues or other concerns about our product, such as loss of neutralizing activity against dominant circulating SARS-CoV-2 variants, arise or if we fail to comply with the conditions of authorization. We cannot predict how long the Public Health Emergency will remain in effect, the future dominant circulating SARS-CoV-2 variant(s), or the length of time a variant will circulate.

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

If our product candidates are associated with undesirable effects in preclinical studies or clinical trials or have characteristics that are unexpected, we may decide or be required to perform additional preclinical studies or to halt or delay further clinical development of our product candidates or to limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial use for the product candidate, if approved. Some side effects may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from monoclonal antibody therapy targeting an exogenous target, as with our product candidates, can be nonspecific.

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

Lack of awareness or negative public opinion of monoclonal antibody therapies and increased regulatory scrutiny of monoclonal antibody therapies to prevent or treat COVID-19 may adversely impact the development or commercial success of our product candidates.

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

Because we have limited financial and management resources, we must focus on development programs and product candidates that we identify for specific indications. As such, we are currently focused on advancing antibodies into clinical trials for the prevention and treatment of COVID-19 and other infectious diseases. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

The evolving and constantly changing impact of COVID-19, which was declared a global pandemic by the World Health Organization (“WHO”), will directly affect the potential commercial prospects of our product candidates for the prevention and treatment of COVID-19. The severity of the disease and the global pandemic, the availability, administration and acceptance of vaccines, monoclonal antibodies, antiviral agents and other therapies, potential vaccine mandate policies, and the potential development of “herd immunity” by the global population will affect the design and enrollment of our clinical trials, the potential regulatory authorization or approval of our product candidates and the commercialization of our product candidates, if approved.

In addition, our business and operations may be more broadly adversely affected by the COVID-19 pandemic. The COVID-19 pandemic has resulted in travel and other restrictions in order to reduce the spread of the disease, including public health directives and orders that, among other things and for various periods of time, directed individuals to shelter at their places of residence, directed businesses and governmental agencies to cease non-essential operations at physical locations, prohibited certain non-essential gatherings and events and ordered cessation of non-essential travel. Future remote work policies and similar government orders or other restrictions on the conduct of business operations related to the COVID-19 pandemic may negatively impact productivity and may disrupt our ongoing research and development activities as well as our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Further, such orders also may impact the availability or cost of materials, which would disrupt our supply chain and manufacturing efforts and could affect our ability to conduct ongoing and planned clinical trials and preparatory activities. Additionally, on September 9, 2021, President Biden issued an executive order obligating parties that contract with the federal government to require their employees to be fully vaccinated against COVID-19, with limited exceptions for certain accommodations, and on November 5, 2021 the Department of Labor’s Occupational Safety and Health Administration (“OSHA”) issued an emergency temporary standard (the “ETS”) requiring all private employers with 100 or more workers to mandate COVID-19 vaccination or produce a weekly test for all employees. Although the executive order has been the subject of legal challenges and is currently enjoined nationwide, there can be no assurance that the executive order will not be upheld and enforced or that President Biden will not issue another executive order. Further, while the ETS was withdrawn effective January 26, 2022, OSHA has not withdrawn the ETS as a proposed rule. As a company that is likely to have 100 employees at the time such rule may become a final standard, we would be required to mandate COVID-19 vaccination of our workforce or require our unvaccinated employees to be tested weekly if the proposed rule becomes a final standard or if the executive order is upheld in the courts and we were to contract with the federal government. We or our suppliers may incur increased costs, labor disruptions or employee attrition as a result of these mandates. If we or other companies in our supply chain lose employees, it may be difficult in the current competitive labor market to find replacement employees, and this could have a material adverse effect on our business and results of operations.

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

The global COVID-19 pandemic continues to rapidly evolve, particularly with regard to the rapid global spread of the Omicron variant and its sublineages. The extent to which the COVID-19 pandemic impacts our business and operations, including our clinical development and regulatory efforts, will depend on future developments that are highly uncertain and cannot be predicted with confidence as of the date of this Quarterly Report, such as the ultimate geographic spread of the disease and the neutralizing activity of NVD200, adintrevimab and any other product candidates against the dominant circulating variant(s) at any given time, the duration of the outbreak, the duration and effect of business disruptions and the short-term effects and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole. However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects.

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

We may develop NVD200, adintrevimab and future product candidates for use in combination with other therapies or third-party product candidates, which exposes us to additional regulatory risks.

We may develop NVD200, adintrevimab and future product candidates for use in combination with one or more currently authorized or approved therapies to prevent or treat COVID-19, or with therapies that may be authorized or approved in the future. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risk that the FDA, EMA or comparable foreign regulatory authorities could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. This could result in our own products being removed from the market or being less successful commercially. Combination antibody therapies appear to be favored by the FDA over monotherapy, and in the future the FDA, EMA and comparable foreign regulatory authorities may determine that monotherapy products should not be approved, eliminating our ability to commercialize NVD200, adintrevimab or any other product candidate as a monotherapy treatment.

We may also evaluate NVD200, adintrevimab or any future product candidate in combination with one or more other third-party product candidates that have not yet been approved for marketing by the FDA, EMA or comparable foreign regulatory authorities. If so, we will not be able to market and sell NVD200, adintrevimab or any product candidate we develop in combination with any such unapproved therapies that do not ultimately obtain marketing approval. If the FDA or comparable foreign regulatory authorities do not approve these other product candidates, or revoke their approval of, or if safety, efficacy, manufacturing or supply issues arise with, the biologics or antivirals we choose to evaluate in combination with NVD200, adintrevimab or any product candidate we develop, we may be unable to obtain approval of or market any such product candidate.

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

Risks Related to the Manufacturing of our Product Candidates

Monoclonal antibody therapies are complex and difficult to manufacture, and we rely on contract manufacturers for access to capacity. We could experience manufacturing problems, may be unable to access desired manufacturing capacity within desired timeframes, or may be unable to access raw materials due to global supply chain shortages or otherwise, that result in delays in the development or commercialization of our product candidates or otherwise harm our business.

The manufacture of monoclonal antibody and other protein-based therapies are technically complex and necessitates substantial expertise and capital investment. Production difficulties caused by unforeseen events may delay the availability of material for our clinical trials or commercialization efforts.

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
•
inability to obtain manufacturing or testing slots within desired timeframes from contract development and manufacturing organizations (including contract testing laboratories that perform cGMP operations), or CDMOs, or to have enough manufacturing slots to manufacture our product candidates to meet clinical or commercial requirements and demands;
•
unfavorable FDA, EMA or other foreign or state regulatory inspection of the manufacturing or testing site;
•
inability to procure raw materials and reagents due to global supply chain shortages or otherwise;
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

We are currently manufacturing, testing, labeling, packaging and storing our product candidates in partnership with CDMOs. We do not own or operate any facilities for product manufacturing, labeling, packaging, storage and distribution or testing. We are dependent on third parties to manufacture, label, package, store, and distribute the clinical and commercial supplies of our current and any future product candidates. We have established a relationship with WuXi to manufacture NVD200 and adintrevimab for supply under EUA (if authorized), BLA or MAA. Certain of our product candidates may have to compete with existing and future products, such as the annual influenza vaccine, that may have a lower price point. The actual cost to manufacture our product candidates could materially and adversely affect the commercial viability of our product candidates.

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

We engaged WuXi for development and generation of the production cell line starting material for NVD200 and adintrevimab manufacturing. The cell line expression technology used to generate the cell line is a licensed technology. Only high-level information identifying the general nature of the control elements in the expression vector has been provided to us. Details of the expression technology have not been provided, nor has there been sufficient information provided to enable a freedom-to-operate assessment of the expression technology.

In addition, we currently rely on WuXi's China-based facilities for NVD200 and adintrevimab clinical and commercial supply, and supply under EUA, if authorized. We will likely continue to rely on foreign CDMOs in the future. Foreign CDMOs may be subject to trade restrictions and other foreign regulatory requirements, which could increase the cost or reduce the supply of material available to us, delay the procurement of such material or delay or prevent the shipment of material out of the foreign country to the United States. Additionally, the biopharmaceutical industry in particular in China is strictly regulated by the Chinese government. Changes to Chinese regulations affecting biopharmaceutical companies are unpredictable and may have a material adverse effect on our partnerships in China, which could have an adverse effect on our business, financial condition, results of operations and prospects.

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

Any of these events could lead to clinical trial delays or failure to obtain regulatory approval or impact our ability to successfully commercialize our product candidates, if authorized under EUA or approved. Some of these events could be the basis for FDA action, including injunction, request for recall, seizure or total or partial suspension of production.

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
•
the availability of third-party coverage and adequate reimbursement for any product candidates, once approved;
•
the prevalence and severity of any side effects;
•
any restrictions on the use of our products together with other medications or requirements that our products be used in combination with other products; and
•
the ability to be effective against emerging variants as a monotherapy or combination therapy.

If we are unable to establish sales, marketing and distribution capabilities for NVD200, adintrevimab or any other product candidate that may receive regulatory approval, we may not be successful in commercializing those product candidates if and when they are approved.

We will need to establish a commercial infrastructure to support the anticipated marketing and distribution of our product candidates, which we will need to achieve commercial success for NVD200, adintrevimab or any other product candidate for which we may obtain marketing approval. There are risks involved with establishing our commercial infrastructure. For example, hiring a contract sales force or recruiting and training a sales force in the future is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we hire a contract sales force or recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

The affected populations for NVD200, adintrevimab or other product candidates may be smaller than we or third parties currently project, which may affect our ability to enroll our clinical trials as well as the addressable markets for our product candidates.

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

A decline, or a widespread perception of a decline, in the spread or severity of the ongoing COVID-19 pandemic, including disease due to variants with relative or absolute resistance to other products, or an increase in available alternative therapies for or widespread immunity to COVID-19, could reduce the total addressable market for our product candidates for the prevention and treatment of COVID-19. Similarly, if new SARS-CoV-2 variants are less impacted by our product candidates and their mechanism of action than expected and such variants become more prevalent in the ongoing pandemic, the number of patients that we will be able to successfully treat with our product candidates, if approved, will be decreased.

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

NVD200, adintrevimab and other monoclonal antibody product candidates may face significant competition from vaccines, antiviral agents and other therapeutics for COVID-19 that are currently available or in development.

Many biotechnology and pharmaceutical companies are developing therapeutics for COVID-19 or vaccines against SARS-CoV-2, the virus that causes COVID-19. Many of these companies, which include large pharmaceutical companies, have greater resources for development and established commercialization capabilities. For example, the FDA has approved or granted EUA for several vaccines and therapeutics for the prevention or treatment of COVID-19 developed or marketed by other companies, many of which are large, established biotechnology and pharmaceutical companies. Many of these companies have also been successful in securing government funding to support research and development and/or manufacturing of their product candidates as well as government contracts to purchase their supply orders. Additional vaccines and therapeutics are in development by other pharmaceutical and biopharmaceutical companies. Given the products currently approved or authorized for use as well as those in development by others, any therapies we may develop could face significant competition. If any other company develops therapeutics more rapidly or effectively than we do, develops a therapeutic that becomes the standard of care, develops a therapeutic at a lower cost or is more successful at commercializing an approved therapeutic, we may not be able to successfully commercialize NVD200, adintrevimab or any other product candidate for the prevention and treatment of symptomatic COVID-19, even if approved, or compete with other therapeutics or vaccines, which could adversely impact our business and operations.

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

Our COVID-19 product candidates may have to compete against products with Advance Purchase Agreements (“APAs”) from the U.S. Federal Government.

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

If any of our product candidates do not receive an APA but compete against products that do have an APA, adoption of the product candidate could be limited because it would be competing against drugs that are paid for by the federal government and cost nothing to the purchasers or the patients.

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

We believe our success depends on obtaining and maintaining coverage and adequate reimbursement for our product candidates, including NVD200 and adintrevimab, and the extent to which patients will be willing to pay out-of-pocket for such products, in the absence of reimbursement for all or part of the cost. In the United States and in other countries, patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. The availability of coverage and adequacy of reimbursement for our products by third-party payors, including government healthcare programs (e.g., Medicare, Medicaid, TRICARE), managed care providers, private health insurers, health maintenance organizations, and other organizations is essential for most patients to be able to afford medical services and pharmaceutical products such as our product candidates. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a payor-by-payor basis. One payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage, and adequate reimbursement. The principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services (“CMS”), an agency within HHS. CMS decides whether and to what extent products will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree.

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

Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that a procedure is safe, effective and medically necessary; appropriate for the specific patient; cost-effective; supported by peer-reviewed medical journals; included in clinical practice guidelines; and neither cosmetic, experimental nor investigational. Government entities, such as the CDC, the WHO and non-government professional societies, such as the IDSA and the ESCMID, may produce treatment and/or prevention guidelines for the prevention and treatment of COVID-19, including guidance regarding the use of monoclonal antibodies in these indications. If NVD200 or adintrevimab fail to be added to these guidelines, or if they receive poor positioning within these guidelines, payors and other customers may be less inclined to add NVD200 or adintrevimab to their formularies, significantly reducing demand for NVD200 or adintrevimab, if approved.

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

There can be no assurance that NVD200, adintrevimab or any other product candidate, if approved for sale in the United States or in other countries, will be considered medically reasonable and necessary, that it will be considered cost-effective by third-party payors, that coverage or an adequate level of reimbursement will be available or that reimbursement policies and practices in the United States and in foreign countries where our products are sold will not adversely affect our ability to sell our product candidates profitably, if they are approved for sale.

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

Maintaining the security of our information systems and communication systems is a critical issue for us and we devote considerable internal and external resources to network security and other security measures to protect our systems and users, but these security measures cannot provide absolute security. Moreover, even security measures that are deemed appropriate, reasonable, and/or in accordance with applicable legal requirements may not be able to protect the information we maintain. The multitude and complexity of our information systems may furthermore make them susceptible to service interruption, breaches of security, disruption of data integrity, inadvertent errors that expose our data or systems, malicious intrusion, or cyberattacks.

Our internal information systems, and those of third parties on which we rely, are also vulnerable to, among other things, computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, system malfunctions, cyberattacks or cyber-intrusions over the Internet, and phishing attacks. The source of these vulnerabilities may be persons inside or outside our organization. We have in the past and may in the future identify defects, errors, or vulnerabilities, which could inadvertently permit access to or exposure of data, including personal information, that we maintain or which third parties maintain on our behalf. The risk of a cybersecurity incident, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. For example, the ongoing conflict between Russia and Ukraine has led to an increase in cyberattacks on the Ukraine, including its government, companies, institutions and people, as well on the financial and communications infrastructure of other countries, companies and individuals therein. If any such event were to occur, it could lead to the loss, destruction, alteration, prevention of access to, disclosure, dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information and personal data) or data that is processed or maintained on our behalf, and cause interruptions in our operations, resulting in a material disruption of our product development programs. For example, the loss or alteration of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Additionally, such events could lead to an interruption in our supply chain for the manufacturing of clinical and commercial drug substance and drug product, as well as related materials, and could significantly impact development and commercialization timelines and capabilities. If our information systems or a third-party’s information systems on which we rely suffer severe damage, disruption or shutdown and issues are not resolved in a timely manner, we could experience delays in reporting our financial results, and we may lose revenue and profits as a result of our inability to timely manufacture or distribute our products.

We cannot ensure that our data protection efforts and our investment in information technology, or the efforts or investments of CDMOs, CROs, consultants or other third parties with which we work, will prevent cybersecurity incidents that cause loss, destruction, unavailability, alteration, dissemination of, or damage or unauthorized access to, our data, including personal data, assets and other data processed or maintained on our behalf, that could have a material adverse effect upon our reputation, business, operations or financial condition. We also rely on third parties to manufacture our product candidates, and any data breaches or other security events relating to their information systems, or the information systems of other business partners, could also have a material adverse effect on our business. Controls employed by our information technology department and our CDMOs, CROs, consultants and other third parties could prove inadequate, and our ability to monitor such third parties’ data security practices is limited. Due to applicable laws, rules, regulations and standards or contractual obligations, we may be held responsible for information security failures or cybersecurity incidents attributed to our third-party service providers as they relate to the information we share with them.

Notifications and follow-up actions related to a data breach or other cybersecurity incident could impact our reputation and cause us to incur significant costs, including significant legal expenses and remediation costs as well as potential regulatory scrutiny. We expect to incur significant costs in an effort to detect and prevent cybersecurity incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived cybersecurity incident. However, we cannot guarantee that we will be able to detect or prevent any such cybersecurity incidents, or that we can remediate any such incidents in an effective or timely manner. Our efforts to improve security and protect data from compromise may also identify previously undiscovered cybersecurity incidents. To the extent that any disruption or cybersecurity incident was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information or personal data, we could incur material reputational harm, penalties, regulatory scrutiny, liabilities, legal claims, and/or mandated changes in our business practices, and the further development of our product candidates could be delayed. Any such event could also compel us to comply with federal and state breach notification laws, and foreign law equivalents, subject us to mandatory corrective action and otherwise subject us to substantial liability under laws, rules, regulations and standards that protect the privacy and security of personal data, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

The effects of a cybersecurity incident could be further amplified during the current COVID-19 pandemic. In addition, the cost and operational consequences of implementing further data protection measures could be significant, and theft of our intellectual property or proprietary business information could require substantial expenditures to remedy. Further, we cannot be certain that our liability insurance will be sufficient in type or amount to cover us against claims related to a cybersecurity incident, such coverage will cover any indemnification claims against us relating to any cybersecurity incident, such coverage will continue to be available to us on economically reasonable terms, or at all, or any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition and results of operations.

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

In Europe, the General Data Protection Regulation (“GDPR”) governs the collection, use, disclosure, transfer or other processing of personal data of individuals within the European Economic Area (“EEA”), including clinical trial data. Among other things, the GDPR imposes requirements regarding the security of personal data and notification of data breaches to the competent national data processing authorities, requires having lawful bases on which personal data can be processed and includes notice and consent requirements which may apply to clinical trial subjects and investigators. In addition, the GDPR increases the scrutiny of transfers of personal data from the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws; in July 2020, the Court of Justice of the European Union limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-U.S. Privacy Shield and imposing further restrictions on the use of standard contractual clauses, which could increase our costs and our ability to efficiently process personal data from the EEA. The GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our annual global turnover) and confers the right for data subjects to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR.

Relatedly, following the United Kingdom’s withdrawal from the EEA and the European Union and the expiration of the Transition Period, companies must comply with both the GDPR and the legislation similar to the GDPR as incorporated into UK national law, which provides for significant fines of up to the greater of £17.5 million or 4% of global turnover and exposes companies to two parallel regimes with potentially divergent enforcement actions for certain violations. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, which exposes us to further compliance risk. On June 28, 2021, the European Commission formally adopted its adequacy decision finding the United Kingdom to be adequate under the GDPR.

We have implemented data transfer policies to provide for the transfer of personal information from the EEA or the United Kingdom to the United States. However, there are certain unsettled legal issues regarding the adequacy of data transfers to the United States, the resolution of which may adversely affect our ability to process and transfer personal data outside of the EEA or United Kingdom.

Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. Any failure or perceived failure by us, a company that we acquire, or one of our service providers to comply with laws, regulations, policies, legal or contractual obligations, industry standards or regulatory guidance relating to privacy or data security could result in governmental investigations and enforcement actions, litigation, fines and penalties, exposure to indemnification obligations or other liabilities, and adverse publicity, all of which could have an adverse effect on our reputation, as well as our business, financial condition, and results of operations.

In addition, states are constantly adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example, the California Consumer Privacy Act (the “CCPA”) took effect on January 1, 2020 and was later amended by the California Privacy Rights Act of 2020. The amended CCPA goes into effect on January 1, 2023. The CCPA, as amended, gives California residents expanded rights, including to access, correct and delete their personal information and to opt-out of certain personal information disclosures, including sales of their personal information and use for cross-context behavioral advertising purposes. It also requires covered companies to provide disclosures to California consumers and includes new audit requirements for higher risk data and opt-out rights for certain uses of sensitive data. The amended CCPA also created a new California data protection agency authorized to issue substantive regulations which could result in increased privacy and information security enforcement. The agency is in the course of drafting and proposing implementing regulations for the amended CCPA. The lack of certainty regarding the final state of these regulations could result in significant compliance costs. The amended CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although the CCPA currently exempts certain health-related information, including clinical trial data, the amended CCPA may increase our compliance costs and potential liability. Similar state consumer protection laws have passed in other states. Such laws, including those in Colorado, Connecticut, Utah and Virginia, will come into effect in 2023 and have potentially conflicting requirements that would make compliance challenging and present legal risk. In Colorado, the Attorney General’s Office has not yet finalized implementing rules. The lack of certainty regarding the final state of these rules could result in significant compliance costs.

With the GDPR, CCPA and other state laws, regulations and other obligations relating to privacy and data protection imposing new and relatively burdensome obligations, and with the substantial uncertainty over the interpretation and application of these and other obligations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so. However, these policies and practices may not be aligned with every applicable legal or regulatory standard immediately, due in part to the rapidly shifting landscape of privacy and data security requirements. A regulatory review or other independent assessment of the privacy program may result in identifying one or more areas of non-compliance. Additionally, if third parties with which we work, such as vendors or service providers, violate applicable laws, rules or regulations or our policies, such violations may also put our or our clinical trial and employee data, including personal data, at risk, which could in turn have an adverse effect on our business.

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

We have engaged CROs and other third parties to conduct our planned preclinical studies or clinical trials and to monitor and manage data. We expect to continue to rely on third parties, including clinical data management organizations, medical institutions and clinical investigators, to conduct those clinical trials. We also rely on third parties for their research and discovery capabilities. Any of these third parties may terminate their engagements with us, some in the event of an uncured material breach and some at any time for convenience. If any of our relationships with these third parties terminate, we may not be able to timely enter into arrangements with alternative third parties or to do so on commercially reasonable terms, if at all. Switching or adding CROs involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we intend to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects. Further, the performance of our CROs and other third parties conducting our trials may also be interrupted by the ongoing COVID-19 pandemic, including due to travel or quarantine policies, heightened exposure of CRO or clinical site or other vendor staff who are healthcare providers to COVID-19 or prioritization of resources toward the pandemic.

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

In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA. The FDA may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the trial. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of marketing approval for NVD200, adintrevimab or any other product candidates.

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

Risks Related to Our Intellectual Property

If we are unable to obtain, maintain and enforce patent protection for our product candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors or other third parties could develop and commercialize products similar or identical to ours and our ability to successfully develop and commercialize our product candidates may be adversely affected.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our product candidates and technologies. Our success depends in large part on our ability to obtain and maintain patent and other intellectual property protection in the United States and in other countries with respect to our proprietary technology and product candidates. The risks associated with patent rights generally apply to patent rights that we in-license now or in the future, as well as patent rights that we may own now or in the future. We currently own three issued U.S. patents with claims directed to adintrevimab, ADG10, and methods of use of adintrevimab, alone or in combination with ADG10 (an antibody-based product candidate previously considered for potential use in combination with adintrevimab for the treatment and prevention of COVID-19), respectively. In addition, although we own a number of pending patent applications, we may not be successful in prosecuting our filed patent applications to obtain issuance of additional patents. Accordingly, there can be no assurance that we will be able to obtain patent protection for our product candidates. Our pending Patent Cooperation Treaty (“PCT”) patent applications, are not eligible to become issued patents until, among other things, we file a national stage patent application within 30 months in the countries in which we seek patent protection. Furthermore, our pending U.S. provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional U.S. patent application within one year of filing of the U.S. provisional patent application with the United States Patent and Trademark Office (the “USPTO”). If we do not timely file any national stage patent applications or non-provisional U.S. patent applications, we may lose our priority date with respect to our PCT and provisional U.S. patent applications, and any patent protection on the inventions disclosed in such patent applications. We can provide no assurance that any of our current or future patent applications will result in issued patents or that any issued patents will provide us with any competitive advantage. In addition, the coverage claimed in any such patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Failure to obtain and maintain such issued patents could have a material adverse effect on our ability to develop and commercialize our product candidates.

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

If we are unable to protect the confidentiality of trade secrets, our business and competitive position would be harmed.

In addition to the protection provided by our patent estate, we rely on trade secret protection and confidentiality agreements to protect proprietary scientific, business and technical information and know-how that is not or may not be patentable or that we or our partner(s) elect not to patent. Whether proprietary information, data and processes were developed internally, through collaboration partnering, or licensed from one or more third parties, we seek to protect them, in part, by confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and partners. Although these agreements are designed to protect proprietary information, we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to trade secrets or independently develop substantially equivalent information and techniques. Although we generally require all of our employees to assign their inventions to us, and all of our employees, consultants, advisors and any third parties who have access to proprietary know-how, information or technology to enter into confidentiality agreements, we cannot provide any assurances that all such agreements have been duly executed with all third parties who may have helped to develop our intellectual property or who had access to proprietary information, or that our agreements will not be breached. If any of the parties to these confidentiality agreements breaches or violates the terms of such agreements, we may not have adequate remedies for any such breach or violation, and we could lose trade secrets as a result.

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

While we have confidence in these individuals, organizations and systems, our agreements or security measures may be breached, and we may not have adequate remedies for any breach. Also, if the steps taken to maintain trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret. In addition, others may independently discover our trade secrets and proprietary information. For example, the FDA is considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA’s disclosure policies may change in the future. If we are unable to prevent material disclosure of the non-patented intellectual property related to our technologies to third parties, and there is no guarantee that we will have any such enforceable trade secret protection, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations and financial condition.

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

We are also party to a collaboration agreement (the “Adimab Collaboration Agreement”) with Adimab for the discovery and optimization of proprietary antibodies as potential therapeutic product candidates. Under the Adimab Collaboration Agreement, we will collaborate with Adimab on research programs for a specified number of targets selected by us within a specified time period. Under the Adimab Collaboration Agreement, Adimab granted us a worldwide, non-exclusive license to certain of its platform patents and technology and antibody patents to perform our responsibilities during the ongoing research period and for a specified evaluation period thereafter (the “Evaluation Term”). In addition, we granted Adimab a license to certain of our patents and intellectual property solely to perform Adimab’s responsibilities under the research plans. Under the Adimab Collaboration Agreement, we have an exclusive option, on a program-by-program basis, to obtain licenses and assignments to commercialize selected products containing or comprising antibodies directed against the applicable target, which option may be exercised upon the payment of a specified option fee for each program. Upon exercise of an option by us, Adimab will assign us all right, title and interest in the antibodies of the optioned research program and will grant us a worldwide, royalty-free, fully paid-up, non-exclusive, sublicensable license under the Adimab platform technology for the development, manufacture and commercialization of the antibodies for which we have exercised our options and products containing or comprising those antibodies. We are obligated to use commercially reasonable efforts to develop, seek marketing approval for, and commercialize one product that contains an antibody discovered in each optioned research program. This agreement additionally contains obligations that require us to make payments in the event certain milestone events are achieved and royalty payments on net sales of our products, if approved, on a product-by-product and country-by-country basis, for a period ending on the later of 12 years after the first commercial sale of such product in such country or the expiration of the last valid claim of any patent claiming composition of matter or method of making or using any antibody identified or optimized under the Adimab Collaboration Agreement in such country.

Our business is reliant upon the intellectual property rights assigned and licensed to us under the Adimab Assignment Agreement and the Adimab Collaboration Agreement. If we materially breach the Adimab Assignment Agreement or the Adimab Collaboration Agreement, our licenses under the Adimab Assignment Agreement and the Adimab Collaboration Agreement can be terminated, we can be required to return to Adimab the assigned patent rights and any patents or patent applications that claim priority to such patents, our rights to develop and commercialize our product candidates will be adversely affected, and we could be found liable for substantial monetary damages. If the Adimab Assignment Agreement or the Adimab Collaboration Agreement is terminated as a result of our breach or otherwise, our business and prospects will be materially and adversely affected.

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

We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction. For example, WuXi has provided only high-level information to us identifying the general nature of the licensed control elements in the expression vector used in the production cell line starting material for adintrevimab manufacturing. Details of the expression technology have not been provided, nor has there been sufficient information provided to enable a freedom-to-operate assessment of the expression technology. We therefore cannot be sure that we have licensed all intellectual property rights that are relevant to or necessary for the commercialization of our product candidates, and a third party may claim that our development or commercialization of our product candidates infringes its intellectual property rights. We could be required to acquire or obtain a license to such intellectual property from such third parties, and we may be unable to do so on commercially reasonable terms or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights, we may be required to redesign our manufacturing process for our product candidates, which may not be feasible on a technical or commercial basis in a timely manner, and we may have to delay or abandon development of our product candidates, which could have a material adverse effect on our business.

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

Our commercial success depends in part on our ability to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the patents, trademarks, and proprietary rights of third parties. As our product candidates progress toward commercialization, the possibility of a patent infringement claim against us increases. There is a substantial amount of litigation involving patents, trademarks, and other intellectual property rights in the biotechnology and pharmaceutical industries, including infringement lawsuits, interferences, derivation proceedings, post grant reviews, inter partes reviews, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. Numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing product candidates, and there may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates and technologies. Third parties, including our competitors may initiate legal proceedings against us alleging that we are infringing, misappropriating or otherwise violating their patents, trademarks, or other intellectual property rights.

We cannot provide any assurance that our product candidates do not infringe, misappropriate or otherwise violate other parties’ patents, trademarks, or other proprietary rights, and competitors or other parties may assert that we infringe, misappropriate or otherwise violate their proprietary rights in any event. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates, including oppositions, interference proceedings, reexaminations, post-grant review, inter partes review, or derivation proceedings before the USPTO in the United States or any equivalent regulatory authority in other countries. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could have a negative impact on our ability to commercialize NVD200, adintrevimab or any future product candidates. In order to successfully challenge the validity of any United States patents asserted against us in federal court, we would need to overcome a presumption of validity. As this burden is high and requires us to present clear and convincing evidence as to the invalidity of any such United States patent claim, there is no assurance that a court of competent jurisdiction would agree with us and invalidate the claims of any such United States patent. Moreover, given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future.

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

The laws of some jurisdictions do not protect intellectual property rights to the same extent as the laws or rules and regulations in the United States and Europe and many companies have encountered significant difficulties in protecting and defending such rights in such jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property rights, especially those relating to life sciences, which could make it difficult for us to stop the infringement, misappropriation or other violation of our future patents or marketing of competing products in violation of our proprietary rights generally. For example, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Moreover, our and our licensors’ ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws.

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

Even if we obtain regulatory approval for a product candidate, such products will remain subject to ongoing regulatory oversight, which may result in significant additional expense.

Even if we obtain any regulatory approval for NVD200, adintrevimab or any future product candidates, they will be subject to ongoing regulatory requirements applicable to manufacturing, labeling, packaging, storage, advertising, promoting, sampling, record-keeping and submission of safety and other post-market information, among other things. Any regulatory approvals that we receive for a product candidate may also be subject to a REMS, limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or requirements that we conduct potentially costly post-marketing testing and surveillance studies, including Phase 4 trials and surveillance to monitor the quality, safety and efficacy of the drug. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval. We will further be required to immediately report any serious and unexpected adverse events and certain quality or production problems with our products to regulatory authorities along with other periodic reports.

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

If we fail to comply with applicable regulatory requirements following approval of a product candidate, a regulatory authority may:

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize NVD200, adintrevimab or any future product candidates and harm our business, financial condition, results of operations and prospects.

Even if we obtain authorization under an EUA or FDA or EMA approval any of our product candidates in the United States or European Union, we may never obtain approval for or commercialize any of them in any other jurisdiction, which would limit our ability to realize their full market potential.

In order to market any products in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. In addition, in order to distribute NVD200, adintrevimab or any future product candidates, if authorized under an EUA, we will need to secure and maintain required state licenses.

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

There have been executive, judicial and congressional challenges to certain aspects of the ACA as well as efforts to modify them or alter their interpretation or implementation. While the United States Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 (the

“Tax Act”) included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018 (the “BBA”) among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On June 17, 2021, the U.S. Supreme Court dismissed on procedural grounds a challenge that argued that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Additional legislative changes, regulatory changes and judicial challenges related to the ACA remain possible, but the nature and extent of such potential changes or challenges are uncertain at this time. It is unclear how any efforts to modify, or invalidate the ACA, its implementing regulations, or portions thereof, and other reform measures that may be adopted in the future will affect our business.

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

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the FDA concurrently released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to the executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Recently, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 into law. The Inflation Reduction Act, among other things, amends the longstanding “non-interference” clause under Medicare Part D and now permits the U.S. Department of Health and Human Services to negotiate prescription drug prices with companies for a small number of brand name drugs or biologics without generic or biosimilar competitors starting in 2026 for such products covered under Medicare Pard D and in 2028 for products covered under Medicare Part B. Congress may continue to consider drug pricing as part of other reform initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Any new regulations or guidance, or revisions or reinterpretations of existing regulations or guidance, may impose additional costs or lengthen FDA review times for NVD200, adintrevimab or any other product candidates. We cannot determine how changes in regulations, statutes, policies or interpretations when and if issued, enacted or adopted, may affect our business in the future. Such changes could, among other things, require:

•
additional clinical trials to be conducted prior to obtaining approval;
•
changes to manufacturing methods;
•
recalls, replacements or discontinuance of one or more of our products, if approved; and
•
additional recordkeeping.

Such changes would likely require substantial time and impose significant costs, or could reduce the potential commercial value of NVD200, adintrevimab or other product candidates, and could materially harm our business and our financial results. In addition, delays in receipt of or failure to receive regulatory clearances or approvals for any other products would harm our business, financial condition and results of operations.

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

Recruiting and retaining qualified scientific and clinical personnel and, if we progress the development of our product pipeline toward scaling up for commercialization, manufacturing and sales and marketing personnel, will also be critical to our success. The loss of the services of our executive officers or other key employees, including the recently announced transition of Jane Henderson as Chief Financial and Business Officer, could impede the achievement of our development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees, including our current search for a permanent Chief Financial Officer, may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

Depending on our development progresses, we may experience growth in the number of our employees and the scope of our operations, particularly in the areas of research and discovery, clinical product development, regulatory affairs, manufacturing and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our potential future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our stock price may be volatile. Since the IPO and through November 3, 2022, our common stock has traded at prices ranging from $2.41 to $78.82 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

•
the timing, progress and results of our clinical trials or the commencement, enrollment or results of any future clinical trials we may conduct, or changes in the development status of our product candidates;
•
any delay in our regulatory filings for NVD200, adintrevimab or any other product candidate we may develop, and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
•
delays in or termination of clinical trials;
•
adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
•
unanticipated serious safety concerns related to the use of NVD200, adintrevimab or any other product candidate;
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

Additionally, several of our large stockholders, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

We have broad discretion over the use of our cash, cash equivalents marketable securities, including the net proceeds from the IPO. You may not agree with our decisions, and our use of the proceeds may not yield any return on your investment. Our failure to apply our cash, cash equivalents and marketable securities effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of our cash, cash equivalents and marketable securities. You will not have the opportunity to influence our decisions on how to use our cash, cash equivalents and marketable securities.

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

3.3

Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-40703), filed with the Securities and Exchange Commission on September 13, 2022).

3.4

Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 001-40703), filed with the Securities and Exchange Commission on September 13, 2022).

3.5

Delaware Certificate of Change of Registered Agent (incorporated by reference to Exhibit 3.3 of the Company's Registration Statement on Form S-3 (File No. 333-267643), filed with the Securities and Exchange Commission on September 28, 2022).

10.1+

Employment Agreement by and between the Registrant and David Hering, dated July 5, 2022 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-40703), filed with the Securities and Exchange Commission on July 5, 2022).

10.2+

Form of Separation Agreement to be entered into between Invivyd, Inc. and Jane Pritchett Henderson (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-40703), filed with the Securities and Exchange Commission on October 13, 2022).

10.3

Consulting Services Agreement, effective as of October 13, 2022, by and between Invivyd, Inc. and Fred Driscoll (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K (File No. 001-40703), filed with the Securities and Exchange Commission on October 13, 2022).

10.4#*	2020 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Stock Option Grant and Notice of Exercise.
10.5#*	2021 Equity Incentive Plan and Forms of Stock Option Grant Notice, Stock Option Agreement, Notice of Exercise, RSU Award Grant Notice and RSU Award Agreement.
10.6#*	2021 Employee Stock Purchase Plan.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
+

Indicates management contract or compensatory plan. Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

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

#	Filed herewith solely to reflect the name change of the company from Adagio Therapeutics, Inc. to Invivyd, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVIVYD, INC.

Date: November 10, 2022	By:	/s/ David Hering, M.B.A.
David Hering, M.B.A.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Frederick W. Driscoll
Frederick W. Driscoll
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)