Form 10-Q
period 2023-03-31
Invivyd, Inc.
filed 2023-05-11
CIK 1832038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 4, 2023, the registrant had 109,481,666 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

INVIVYD, INC.

Condensed Consolidated Balance Sheets

(UNaudited)

(In thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$126,473	$92,076
Marketable securities	206,955	279,915
Prepaid expenses and other current assets	11,195	4,926
Total current assets	344,623	376,917
Property and equipment, net	2,252	2,282
Operating lease right-of-use assets	3,398	3,777
Other non-current assets	291	191
Total assets	$350,564	$383,167
Liabilities, Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,913	$1,517
Accrued expenses	14,501	21,911
Operating lease liabilities, current	1,585	1,559
Other current liabilities	58	44
Total current liabilities	22,057	25,031
Operating lease liabilities, non-current	1,758	2,165
Early-exercise liability	—	1
Total liabilities	23,815	27,197
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Preferred stock (undesignated), $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized, 109,316,226 shares issued and outstanding at March 31, 2023; 109,044,046 shares issued and outstanding at December 31, 2022	11	11
Additional paid-in capital	895,600	889,657
Accumulated other comprehensive loss	(115)	(272)
Accumulated deficit	(568,747)	(533,426)
Total stockholders’ equity	326,749	355,970
Total liabilities, preferred stock and stockholders’ equity	$350,564	$383,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVIVYD, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(UNaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development(1)	$27,201	$92,035
Acquired in-process research and development(2)	825	—
Selling, general and administrative	11,045	8,704
Total operating expenses	39,071	100,739
Loss from operations	(39,071)	(100,739)
Other income:
Other income	3,750	73
Total other income	3,750	73
Net loss	(35,321)	(100,666)
Other comprehensive income (loss)
Unrealized gain on available-for-sale securities, net of tax	157	8
Comprehensive loss	$(35,164)	$(100,658)
Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(0.93)
Weighted-average common shares outstanding, basic and diluted	108,785,519	107,869,570
(1)
Includes related-party amounts of $2,960 and $2,000 for the three months ended March 31, 2023 and 2022, respectively (see Note 15).
(2)
Includes related-party amounts of $375 and $0 for the three months ended March 31, 2023 and 2022, respectively (see Note 15).

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVIVYD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2021	110,782,909	$11	468,751	$—	$850,125	$(8)	$(292,109)	$558,019
Vesting of restricted common stock from early-exercised options	—	—	—	—	1	—	—	1
Exercise of stock options	50,353	—	—	—	47	—	—	47
Repurchase of unvested restricted common stock	(1,158,089)	—	1,158,089	—	—	—	—	—
Retirement of treasury stock	—	—	(1,626,840)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,983	—	—	1,983
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	(100,666)	(100,666)
Balances at March 31, 2022	109,675,173	$11	—	$—	$852,156	$—	$(392,775)	$459,392

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2022	109,044,046	$11	—	$—	$889,657	$(272)	$(533,426)	$355,970
Vesting of restricted common stock from early-exercised options	—	—	—	—	1	—	—	1
Exercise of stock options	423,203	—	—	—	459	—	—	459
Repurchase of unvested restricted common stock	(206,802)	—	206,802	—	—	—	—	—
Retirement of treasury stock	—	—	(206,802)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	5,400	—	—	5,400
Issuance of common stock under the employee stock purchase plan	55,779	—	—	—	83	—	—	83
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	157	—	157
Net loss	—	—	—	—	—	—	(35,321)	(35,321)
Balances at March 31, 2023	109,316,226	$11	—	$—	$895,600	$(115)	$(568,747)	$326,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVIVYD, INC.

Condensed Consolidated Statements of Cash Flows

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(35,321)	$(100,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,400	1,983
Net amortization of premiums and accretion of discounts on marketable securities	(2,543)	194
Amortization of operating lease right-of-use assets	379	80
Depreciation expense	120	4
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,269)	3,212
Other non-current assets	(100)	3,060
Accounts payable	4,430	12,899
Accrued expenses	(6,909)	20,260
Operating lease liabilities	(381)	(69)
Other current liabilities	13	—
Other non-current liabilities	—	(6)
Net cash used in operating activities	(41,181)	(59,049)
Cash flows from investing activities:
Maturities of marketable securities	75,660	49,000
Purchases of property and equipment	(624)	—
Net cash provided by investing activities	75,036	49,000
Cash flows from financing activities:
Proceeds from exercises of stock options	459	47
Proceeds from issuance of common stock under the employee stock purchase plan	83	—
Payments for repurchases of unvested restricted common stock	—	(2)
Net cash provided by financing activities	542	45
Net increase (decrease) in cash and cash equivalents	34,397	(10,004)
Cash and cash equivalents at beginning of period	92,076	542,224
Cash and cash equivalents at end of period	$126,473	$532,220
Supplemental disclosure of cash flow information:
Operating lease right-of-use asset recognized upon adoption of ASC 842	$—	$1,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVIVYD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Nature of the Business and Basis of Presentation

Invivyd, Inc., together with its consolidated subsidiaries (the “Company”), is a biopharmaceutical company on a mission to rapidly and perpetually deliver antibody-based therapies that protect vulnerable people from the devastating consequences of circulating viral threats, beginning with SARS-CoV-2. The Company's technology works at the intersection of evolutionary virology, predictive modeling, and antibody engineering, and is designed to identify high-quality, long-lasting antibodies with the potential to resist viral escape. The Company is generating a robust pipeline of product candidates which could be used in prevention or treatment of serious viral diseases, starting with COVID-19 and expanding into influenza and other high-need indications.

In March 2023, the Company announced dosing of the first participants in a Phase 1 clinical trial of VYD222, a monoclonal antibody (“mAb”) candidate for prevention of COVID-19. In May 2023, the Company completed the dosing of all participants in the Phase 1 clinical trial. The Phase 1 randomized, blinded, placebo-controlled, dose-ranging trial, which is being conducted in Australia, will evaluate the safety, pharmacokinetics, tolerability, and serum virus neutralizing activity of VYD222 in healthy adult volunteers. The dose-ranging trial will evaluate three different doses, each administered as a single IV push. All doses are designed to provide durability in the face of viral evolution and flexibility at the time of regulatory submission. Additionally, in April 2023, the Company announced that the U.S. Food and Drug Administration (“FDA”) cleared its Investigational New Drug (“IND”) application for VYD222.

VYD222 is the Company’s second mAb candidate to enter clinical testing. VYD222 has demonstrated in vitro neutralizing activity against prior and current SARS-CoV-2 variants of concern (“VoCs”), including Omicron sublineages up to and through XBB.1.5. VYD222 was engineered from adintrevimab, the Company’s investigational mAb that has a robust safety data package and demonstrated clinically meaningful results in global Phase 3 clinical trials for both the prevention and treatment of COVID-19.

Beyond VYD222, the Company plans to leverage its expanded laboratory capabilities and integrated discovery platform to produce additional candidates designed to optimize their ability to stay ahead of the evolving SARS-CoV-2 virus. In addition, the Company continues to engage with regulatory agencies with the goal of streamlining the development of novel antibodies to protect immunocompromised and other high-risk populations against the evolving SARS-CoV-2 virus. The Company is also developing its commercialization approach to determine how best to bring its product candidates, if authorized or approved, to these populations.

The Company was incorporated in the State of Delaware in June 2020. The Company operates as a hybrid company with employees working at its corporate headquarters in Waltham, Massachusetts and remotely. In June 2022, and subsequently amended in September 2022, the Company entered into a lease for dedicated laboratory and office space in Newton, Massachusetts for research and development purposes. In 2022, the Company expanded its research team in order to enable internal discovery and development of its mAb candidates, while continuing to leverage the Company’s existing partnership with Adimab, LLC (“Adimab”). The Company is focused on antibody discovery and use of Adimab’s platform technology while building its own internal capabilities. In addition, the Company performs research and development activities internally and engages third parties, including Adimab, to perform ongoing research and development and other services on its behalf.

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from sales of convertible preferred stock and proceeds from the Company’s initial public offering (“IPO”). The Company has incurred losses and negative cash flows from operations since its inception, including a net loss of $35.3 million for the three months ended March 31, 2023. As of March 31, 2023, the Company had an accumulated deficit of $568.7 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its existing cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the interim condensed consolidated financial statements.

The Company expects to seek additional funding through a combination of equity offerings, government or private-party funding or grants, debt financings, collaborations with other companies, strategic alliances and licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or rights of the Company’s stockholders.

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

Impact of COVID-19 on the Company's Operations

The full impact of the COVID-19 pandemic and the disease continues to evolve and change as of the date of this Quarterly Report on Form 10-Q, and such impact will directly affect the potential commercial prospects of VYD222 and other product candidates for the prevention and treatment of COVID-19. The severity of the COVID-19 pandemic, the evolution of the disease and the continued emergence of VoCs, and the availability, administration and acceptance of vaccines, mAbs, antiviral agents and other therapeutic modalities will affect the design and enrollment of the Company’s clinical trials, the potential regulatory authorization or approval of the Company’s product candidates and the commercialization of the Company’s product candidates, if authorized or approved.

Similarly, it is not possible to determine the scale and rate of economic recovery from the pandemic, supply chain disruptions, and labor availability and costs, or the impact of other indirect factors that may be attributable to the pandemic. The ultimate extent of the impact of the COVID-19 pandemic on the Company’s business, financial condition, operations and product development timelines and plans remains uncertain and will depend on future developments, including the duration and spread of outbreaks and the continued emergence of variants, its impact on the Company’s clinical trial design and enrollment, trial sites, clinical research organizations (“CROs”), contract development and manufacturing organizations (“CDMOs”), and other third parties with which the Company does business, as well as its impact on regulatory authorities and the Company’s key scientific and management personnel. To date, the Company has experienced some delays and disruptions in its development activities as a result of the COVID-19 pandemic. Some of the Company’s CROs, CDMOs and other service providers also continue to be impacted. The Company will continue to monitor developments as it addresses the disruptions, delays and uncertainties relating to the COVID-19 pandemic. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results and operations may be materially adversely affected and may affect the Company’s ability to raise capital.

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

2. Summary of Significant Accounting Policies

As of March 31, 2023, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 23, 2023 (the “2022 Form 10-K”) have not changed, except as discussed below.

On January 1, 2023, the Company adopted Accounting Standards Update No. 2016-13 (“ASU 2016-13”), Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU 2016-13 within ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, or ASU 2016-13. The guidance is effective for fiscal years beginning after December 15, 2022. The adoption of the standard was immaterial to the accompanying condensed consolidated financial statements and related disclosures.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2023, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022, the condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022 and the condensed consolidated statements of stockholders’ equity (deficit) for the three months ended March 31, 2023 and 2022 are unaudited.

The accompanying unaudited condensed consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements. The accompanying condensed consolidated balance sheet as of December 31, 2022 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited annual consolidated financial statements, and the notes thereto, as of and for the year ended December 31, 2022, which are included in the Company’s 2022 Form 10-K.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of March 31, 2023 and December 31, 2022, the condensed consolidated results of operations for the three months ended March 31, 2023 and 2022, the condensed consolidated cash flows for the three months ended March 31, 2023 and 2022 and changes in stockholders’ equity (deficit) for the three months ended March 31, 2023 and 2022 have been made. The Company’s condensed consolidated results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, research and development expenses and related prepaid or accrued costs and stock-based compensation expense. The Company bases its estimates on historical experience, known trends and other market-specific or relevant factors it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ materially from those estimates or assumptions.

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

Recently Issued and Adopted Accounting Pronouncements

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and will remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the completion of its IPO. However, if certain events occur prior to the end of such five-year period, including if it becomes a “large accelerated filer,” its annual gross revenues exceeds $1.235 billion or it issues more than $1.0 billion of non-convertible debt in the previous three-year period, it will cease to be an emerging growth company prior to the end of such five-year period. For so long as the Company remains an emerging growth company, it is permitted and intends to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. For example, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies.

There have been no new accounting pronouncements or changes to accounting pronouncements that could be expected to materially impact the Company’s unaudited condensed consolidated financial statements during the three months ended March 31, 2023, as compared to the recent accounting pronouncements described in Note 2 of the Company’s condensed consolidated financial statements included in its 2022 Form 10-K.

3. Marketable Securities

Marketable securities held by the Company are classified as available-for-sale debt securities pursuant to ASC 320, Investments – Debt and Equity Securities, and carried at fair value in the accompanying condensed consolidated balance sheet on a settlement date basis.

The following tables summarize the gross unrealized gains, unrealized losses and credit losses of the Company’s marketable securities as of March 31, 2023 and December 31, 2022 (in thousands):

March 31, 2023	Amortized Cost	Unrealized Gains	Unrealized Losses	Credit Losses	Fair Value
U.S. Treasury securities	$90,991	$4	$(60)	$—	$90,935
Federal agency securities	116,079	17	(76)	—	116,020
Total financial assets	$207,070	$21	$(136)	$—	$206,955

December 31, 2022	Amortized Cost	Unrealized Gains	Unrealized Losses	Credit Losses	Fair Value
U.S. Treasury securities	$107,973	$13	$(115)	$—	$107,871
Federal agency securities	172,214	39	(209)	—	172,044
Total financial assets	$280,187	$52	$(324)	$—	$279,915

The Company did not record any charges for credit-related impairments for its available-for-sale securities during the three months ended March 31, 2023.

No available-for-sale marketable securities held as of March 31, 2023 or December 31, 2022 had remaining maturities greater than twelve months.

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

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2023:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$124,198	$—	$—	$124,198
Marketable securities:
U.S. Treasury securities	90,935	—	—	90,935
Federal agency securities	—	116,020	—	116,020
	$215,133	$116,020	$—	$331,153

	Fair Value Measurements at December 31, 2022:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$91,050	$—	$—	$91,050
Marketable securities:
U.S. Treasury securities	107,871	—	—	107,871
Federal agency securities	—	172,044	—	172,044
	$198,921	$172,044	$—	$370,965

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

There were no changes to the valuation methods during the three months ended March 31, 2023 or 2022.

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers into or out of Level 1, Level 2 or Level 3 fair value measurements during the three months ended March 31, 2023 or 2022.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid external research, development and manufacturing costs	$7,145	$843
Prepaid insurance	1,968	2,392
Prepaid compensation and other	1,549	1,314
Interest receivable	533	377
	$11,195	$4,926

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued external research, development and manufacturing costs	$10,992	$13,955
Accrued professional and consultant fees	1,940	1,153
Accrued employee compensation	1,428	5,985
Other	141	818
	$14,501	$21,911

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

Amounts paid with respect to services performed by Adimab on the Company’s behalf under the Adimab Assignment Agreement are recognized as research and development expense as such amounts are incurred. During the three months ended March 31, 2023, the Company did not recognize any research and development expense with respect to services performed by Adimab on the Company's behalf under the Adimab Assignment Agreement. During the three months ended March 31, 2022, the Company recognized $0.3 million of research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Assignment Agreement. Please refer to Note 15 for additional information.

The Company is obligated to pay Adimab up to $16.5 million upon the achievement of specified development and regulatory milestones for the first Product under the agreement that achieves such specified milestones and up to $8.1 million upon the achievement of specified development and regulatory milestones for the second Product under the agreement that achieves such specified milestones. The maximum aggregate amount of milestone payments payable under the agreement for any and all Products is $24.6 million, of which $7.5 million had been paid as of March 31, 2023; however, milestone payments do not accrue for certain in vitro diagnostic devices consisting of or containing CoV Antibodies.

In March 2023, the Company achieved the first specified milestone for the second product candidate under the Adimab Assignment Agreement upon dosing of the first subject in a Phase 1 clinical trial evaluating VYD222, which obligated the Company to make a $0.4 million milestone payment to Adimab and was recognized as acquired in-process research and development (“IPR&D”) expense during the three months ended March 31, 2023. During the three months ended March 31, 2022, the Company did not recognize any IPR&D expense with respect to contingent consideration payable under the Adimab Assignment Agreement. The next potential milestone under the Adimab Assignment Agreement is a low single-digit million-dollar milestone related to dosing of the first subject in a pivotal trial evaluating VYD222, which was not considered probable under U.S. GAAP and therefore, no expense was recognized as of March 31, 2023.

The Company is obligated to pay Adimab royalties of a mid-single-digit percentage based on net sales of any Products, once commercialized. The royalty rate is subject to reductions specified under the agreement. Royalties are due on a Product-by-Product and country-by-country basis beginning upon the first commercial sale of each Product and ending on the later of (i) 12 years after the first commercial sale of such Product in such country and (ii) the expiration of the last valid claim of a patent covering such Product in such country (“Royalty Term”). In addition, the Company is obligated to pay Adimab royalties of a specified percentage in the range of 45% to 55% of any compulsory sublicense consideration received by the Company in lieu of certain royalty payments. Except for milestone payments of $7.5 million incurred through December 31, 2022 and a $0.4 million milestone payment incurred during the three months ended March 31, 2023, no other milestone, royalty or other contingent payments had become due to Adimab through March 31, 2023.

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

The Company is obligated to pay Adimab a quarterly fee of $1.3 million, which may be cancelled at the Company’s option at any time. For so long as the Company is paying such quarterly fee (or earlier if (i) the Company experiences a change of control after the third anniversary of the Adimab Collaboration Agreement or (ii) Adimab owns less than a specified percentage of the Company’s equity), Adimab and its affiliates will not assist or direct certain third parties to discover or optimize antibodies that are intended to bind to coronaviruses or influenza viruses. The Company may also elect to decrease the scope of Adimab’s exclusivity obligations and obtain a corresponding decrease in the quarterly fee. During both the three months ended March 31, 2023 and 2022, the Company recognized $1.3 million of research and development expense related to the quarterly fee.

For each agreed upon research program that is commenced, the Company is obligated to pay Adimab quarterly for its services performed during a given research program at a specified full-time equivalent rate; a discovery delivery fee of $0.2 million; and an optimization completion fee of $0.2 million. For each option exercised by the Company to commercialize a specific research program, the Company is obligated to pay Adimab an exercise fee of $1.0 million. Amounts paid with respect to services performed by Adimab on the Company’s behalf in each of the research programs under the Adimab Collaboration Agreement are recognized as research and development expense as such amounts are incurred and services are rendered. During the three months ended March 31, 2023 and 2022, the Company recognized $0.2 million and $0.4 million, respectively, of research and development expense with respect to services performed by Adimab on the Company's behalf under the Adimab Collaboration Agreement. During both the three months ended March 31, 2023 and 2022, the Company did not recognize any IPR&D expense related to drug delivery fees, optimization completion fees or option exercise fees. Please refer to Note 15 for additional information.

The Company is obligated to pay Adimab up to $18.0 million upon the achievement of specified development and regulatory milestones for each product under the Adimab Collaboration Agreement that achieves such milestones. The next potential milestone under the Adimab Collaboration Agreement is a low single-digit million-dollar milestone related to dosing of the first subject in a Phase 1 trial, which was not considered probable under U.S. GAAP and therefore, no expense was recognized as of March 31, 2023. The Company is also obligated to pay Adimab royalties of a mid-single-digit percentage based on net sales of any product under the Adimab Collaboration Agreement, subject to reductions for third-party licenses. The royalty term will expire for each product on a country-by-country basis upon the later of (i) 12 years after the first commercial sale of such product in such country and (ii) the expiration of the last valid claim of any patent claiming composition of matter or method of making or using any antibody identified or optimized under the Adimab Collaboration Agreement in such country.

In addition, the Company is obligated to pay Adimab for Adimab’s performance of certain validation work with respect to certain antigens acquired from a third party. In consideration for this work, the Company is obligated to pay Adimab royalties of a low single-digit percentage based on net sales of products that contain such antigens for the same royalty term as antibody-based products, but the Company is not obligated to make any milestone payments for such antigen products. Through March 31, 2023, the Company had not paid any royalties to Adimab under the Adimab Collaboration Agreement.

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

The Company concluded that the Adimab Collaboration Agreement represented an asset acquisition of IPR&D with no alternative future use. Therefore, payments made by the Company to Adimab for milestones achieved will be recognized as IPR&D expense in the related period in which the services are performed or the related milestone is considered probable of achievement. Amounts paid with respect to services performed by Adimab on the Company’s behalf under the Adimab Collaboration Agreement are recognized as research and development expense as such amounts are incurred and services are rendered. Please refer to Note 15 for additional information.

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

The Company is obligated to pay Adimab up to $9.5 million upon the achievement of specified development and regulatory milestones for each product under the Adimab Platform Transfer Agreement that achieves such milestones. The next potential milestone under the Adimab Platform Transfer Agreement is a mid-six-digit dollar milestone related to the start of IND-enabling toxicology studies, which was not considered probable under U.S. GAAP and therefore, no expense was recognized as of March 31, 2023.

In addition, the Company is obligated to pay Adimab royalties of a low single-digit percentage based on net sales of products containing an antibody discovered, engineered or optimized using Adimab’s platform technology, once commercialized. The royalty rate is subject to reductions specified under the Adimab Platform Transfer Agreement. Royalties are due on a product-by-product and country-by-country basis. The royalty term will expire for each product on a country-by-country basis upon the later of (i) 12 years after the first commercial sale of such product in such country and (ii) the expiration of the last valid claim of a program antibody patent for covering the program antibody contained in such product in such country. Through March 31, 2023, the Company had not paid any royalties to Adimab under the Adimab Platform Transfer Agreement.

The Company may terminate the Adimab Platform Transfer Agreement at any time upon advance written notice to Adimab. In addition, subject to certain conditions, either party may terminate the Adimab Platform Transfer Agreement in the event of a material breach by the other party that is not cured within specified periods or in connection with the other party’s insolvency.

The Company concluded that the Adimab Platform Transfer Agreement represented an asset acquisition of IPR&D with no alternative future use. Therefore, payments made by the Company to Adimab for milestones achieved will be recognized as IPR&D expense in the related period in which the services are performed or the related milestone is considered probable of achievement. Amounts paid with respect to the annual material improvement fees are recognized as research and development expense as such amounts are incurred. Please refer to Note 15 for additional information.

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

In December 2020, the Company recognized an upfront fee of $0.2 million upon completion of cell bank generation for the first Licensed Cell Line created under the Cell Line License Agreement. In February 2023, the Company recognized license fees of $0.4 million upon completion of cell bank generation for the additional Licensed Cell Lines created under the Cell Line License Agreement.

The Company is also obligated to pay royalties in the range of less than 1.0% to WuXi Biologics based on net sales of any Licensed Products manufactured by the Company or a third party on its behalf. However, if the Company uses WuXi Biologics to manufacture all of its commercial supplies for Licensed Products, no royalties would be owed by the Company to WuXi Biologics for net sales of Licensed Products. The Company has an option to buy out its royalty obligations on a Licensed Cell Line-by-Licensed Cell Line basis by making a one-time payment in the low eight-figures to WuXi Biologics. Royalties are due on a Licensed Product-by-Licensed Product basis commencing on the date of the first commercial sale of the applicable product and continuing for so long as the Company commercializes Licensed Products or, if earlier, until the Company exercises its option to buy out the royalty obligations. Through March 31, 2023, no royalties had become due to WuXi Biologics.

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

The Company concluded that the Cell Line License Agreement represented an asset acquisition of IPR&D with no alternative future use. The Cell Line License Agreement did not qualify as a business combination because substantially all of the fair value of the assets acquired was concentrated in a single asset. Therefore, the $0.4 million of license fees was recognized as IPR&D expense during the three months ended March 31, 2023.

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

Amounts incurred for services performed by TSRI under the Research Agreement were expensed to research and development expense as the services were rendered. During the three months ended March 31, 2023, the Company did not recognize any research and development expense with respect to services performed under the Research Agreement as it was terminated during 2022. During the three months ended March 31, 2022, the Company recognized $0.9 million of research and development expense with respect to services performed under the Research Agreement.

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

During the three months ended March 31, 2023, the Company recognized $1.5 million of research and development expense related to the cash compensation paid to PHP. Please refer to Note 15 for additional information.

In addition to the cash compensation, on the PHP Effective Date, the Company issued a warrant to purchase shares of the Company’s common stock to PHP (the “PHP Warrant”). The exercise price of the PHP Warrant is $3.48 per share of the Company’s common stock, which is equal to the Nasdaq official closing price (as defined in the PHP Warrant) of a share of the Company’s common stock on the trading day immediately prior to the PHP Effective Date. The PHP Warrant is exercisable for up to an aggregate of 6,824,712 shares of the Company’s common stock, and vests in three separate tranches as follows:

•	3,591,954 shares of the Company’s common stock underlying the PHP Warrant vests if the Company’s Market Capitalization (as defined below) equals or exceeds $758,517,511 by November 15, 2028;

•	1,795,977 shares of the Company’s common stock underlying the PHP Warrant vests if the Company’s Market Capitalization equals or exceeds $1,137,776,266 by November 15, 2029; and

•	1,436,781 shares of the Company’s common stock underlying the PHP Warrant vests if the Company’s Market Capitalization equals or exceeds $1,517,035,022 by November 15, 2030.

For purposes of the PHP Warrant, the term “Market Capitalization” means, with respect to a particular trading day, the total value of the outstanding shares of the Company’s common stock on such date, calculated by multiplying the Company’s volume weighted average price for the ten (10) trading days immediately preceding such date by the Company’s total number of outstanding shares of the Company’s common stock as reflected in (i) the Company’s most recent periodic or annual report filed with the SEC (e.g., Annual Report on Form 10-K or Quarterly Report on Form 10-Q), as the case may be, (ii) a more recent public announcement by the Company or (iii) a more recent written notice by the Company or the Company’s transfer agent setting forth the number of shares of the Company's common stock outstanding.

The PHP Warrant is exercisable for ten years from the PHP Effective Date with respect to the vested portion(s) of the PHP Warrant. The PHP Warrant may be exercised by cash exercise or, at the election of PHP, by means of “cashless exercise” pursuant to a formula set forth in the PHP Warrant. The Company has also granted PHP certain “piggyback” registration rights requiring the Company to register any shares of the Company’s common stock underlying the PHP Warrant for resale with the SEC, subject to the Company’s existing obligations under that certain Second Amended and Restated Investors’ Rights Agreement, dated April 16, 2021, by and among the Company and the investors party thereto.

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

Refer to Note 11 for additional information on the PHP Warrant.

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

The components of operating lease expense were as follows (in thousands):

	For the Three Months Ended March 31,	For The Three Months Ended March 31,
	2023	2022
Lease cost:
Operating lease cost	$430	$105
Variable lease cost	12	8
Total lease cost	$442	$113

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$432	$100

Future minimum lease payments under the noncancelable leases as of March 31, 2023 was as follows (in thousands):

Year Ending December 31,	Operating Lease
2023 (excluding the three months ended March 31, 2023)	1,299
2024	1,521
2025	430
2026	328
Total lease payments	3,578
Present value adjustment	(235)
Present value of operating lease liability	$3,343

As of March 31, 2023, the Company’s operating leases were measured using a weighted-average incremental borrowing rate of 6.0% over a weighted-average remaining lease term of 2.3 years.

The total operating liabilities are presented on the Company’s condensed consolidated balance sheet based on maturity dates. $1.6 million of the total operating liabilities are classified under “operating lease liabilities, current” for the portion due within twelve months, and $1.7 million is classified under “operating lease liabilities, non-current”.

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

In December 2020, the Company entered into a Commercial Manufacturing Services Agreement with WuXi Biologics, which was amended and restated in August 2021 (as amended and restated, the “Commercial Manufacturing Agreement”). The Commercial Manufacturing Agreement outlines the terms and conditions under which WuXi Biologics manufactures adintrevimab drug substance and drug product for commercial use.

The Company committed to minimum noncancelable purchase obligations related to batches of adintrevimab drug substance and certain services with respect to the product requirements for 2022 and 2023 and batches of drug product and certain services with respect to the product requirements for 2022, the payments for which have extended into 2023.

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

In November 2022, WuXi Biologics reassigned the remaining contractually binding adintrevimab drug substance batches under the Commercial Manufacturing Agreement to contractually binding NVD200 drug substance batches under its Clinical Master Services Agreement. During the three months ended March 31, 2023, WuXi Biologics reassigned the remaining contractually binding NVD200 drug substance batches to VYD222 drug substance batches.

During the three months ended March 31, 2023, the remaining amount of the low eight-figure credit was applied to WuXi Biologics services as a reduction of research and development expenses and a reduction of accounts payable.

As of March 31, 2023, the total remaining cost of contractually binding VYD222 drug substance batches to be manufactured under the Clinical Master Services Agreement was $15.1 million, which is expected to be incurred and paid in 2023.

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

Other Contracts

The Company enters into agreements with third parties in the ordinary course of business for various products and services, including those related to research, preclinical and clinical operations, manufacturing and support, supply chain, and distribution. These contracts do not contain any material minimum purchase commitments. Certain of these agreements provide for termination rights subject to the payment of termination fees and/or wind-down costs. Under such agreements, the Company is contractually obligated to make certain payments to vendors upon early termination, primarily to reimburse them for their unrecoverable outlays incurred prior to cancellation as well as any amounts owed by the Company prior to early termination. The actual amounts the Company could pay in the future to the vendors under such agreements may differ from the purchase order amounts due to cancellation provisions. The termination fees were not probable of payment as of March 31, 2023 and December 31, 2022.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to its vendors, lessors, CROs, CDMOs, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company has not incurred any material costs as a result of such indemnifications and is not currently aware of any indemnification claims.

10. Common Stock

Shares Reserved for Future Issuance

As of March 31, 2023, the Company had reserved 43,892,474 shares of common stock for the exercise of outstanding stock options and the issuance of awards available for grant under the Company’s 2020 Equity Incentive Plan, 2021 Equity Incentive Plan and 2021 Employee Stock Purchase Plan (see Note 11).

Shelf Registration Statement

On September 28, 2022, the Company filed a shelf registration statement on Form S-3 with the SEC (File No. 333-267643) and an accompanying base prospectus, which was declared effective by the SEC on October 5, 2022, for the offer and sale of up to $400 million of the Company’s securities.

Treasury Stock

In February and June 2022, the Company repurchased 1,158,089 and 992,648 shares of unvested restricted common stock, respectively, at the original purchase price upon a termination of service during the vesting period. The shares of common stock repurchased were recorded as treasury stock in the accompanying condensed consolidated balance sheets and condensed consolidated statements of stockholders’ equity (deficit) as such shares were not retired. The fair value of the repurchased common stock was insignificant.

In March and September 2022, the Company retired an aggregate of 1,626,840 and 992,648 shares of common stock, respectively, held in treasury. Upon retirement, the shares were redesignated as authorized but unissued shares of the Company’s common stock.

In March 2023, the Company repurchased, and subsequently retired, 206,802 shares of unvested restricted common stock at the original purchase price upon a termination of service of an employee during the vesting period. Upon retirement, the shares were redesignated as authorized but unissued shares of the Company’s common stock.

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

As of March 31, 2023, there were 9,097,011 shares authorized to be issued upon the exercise of outstanding stock option grants and no shares reserved for future issuance under the 2020 Plan.

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

As of March 31, 2023, there was an aggregate of 42,719,001 shares authorized to be issued under the 2020 Plan and the 2021 Plan, which includes 9,097,011 and 14,786,771 shares authorized to be issued upon the exercise of outstanding stock option grants from the 2020 Plan and 2021 Plan, respectively, and 0 and 18,835,219 shares reserved for future issuance under the 2020 Plan and 2021 Plan, respectively.

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

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of stock options granted:

	Three Months Ended March 31,	Three Months Ended March 31,
	2023	2022
Expected term (in years)	5.8	6.0
Expected volatility	69.3%	72.3%
Risk-free interest rate	3.5%	1.8%
Expected dividend yield	—%	—%

Stock Option Activity

The following table summarizes the Company’s stock option activity since December 31, 2022:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2022	23,239,391	$7.01	7.9	$1,594
Granted	3,064,800	$2.11
Exercised	(423,203)	$0.78
Forfeited	(1,997,206)	$9.49
Outstanding at March 31, 2023	23,883,782	$6.28	8.0	$712
Vested and expected to vest at March 31, 2023	23,883,782	$6.28	8.0	$712
Options exercisable at March 31, 2023	7,006,412	$8.07	6.7	$417

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2023 and 2022 was $1.34 and $4.23, respectively, per share.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair market value of the common stock for the options that had exercise prices lower than the estimated fair value of the Company's common stock at March 31, 2023 and 2022.

The total intrinsic value of stock options exercised was $0.3 million for both the three months ended March 31, 2023 and 2022.

Early Exercise of Stock Options into Restricted Stock

The Company’s restricted stock activity during the three months ended March 31, 2023 was solely due to shares of restricted common stock issued pursuant to the permitted early exercise of stock options as permitted under the 2020 Plan prior to amendments to the 2020 Plan. The 2021 Plan does not permit early exercise of stock options. Shares of common stock issued upon exercise of unvested stock options are restricted and continue to vest in accordance with the original vesting schedule applicable to the associated stock option award. The Company has the right to repurchase any unvested shares of restricted common stock, at the original purchase price, upon any voluntary or involuntary termination of the service relationship during the vesting period.

A summary of the Company’s unvested common stock from option early exercises that is subject to repurchase by the Company is as follows:

Number of Shares
Unvested restricted stock at December 31, 2022	360,333
Issued	—
Vested	(60,055)
Repurchased	(206,802)
Unvested restricted stock at March 31, 2023	93,476

Proceeds from the early exercise of stock options are recorded as an early-exercise liability on the condensed consolidated balance sheets. The liability for unvested common stock subject to repurchase is then reclassified to common stock and additional paid-in capital as the Company’s repurchase right lapses. Shares issued pursuant to the early exercise of stock options are not considered to be outstanding for accounting purposes until the shares vest. As of both March 31, 2023 and December 31, 2022, the liability related to the payments for unvested shares from early-exercised options was less than $0.1 million.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense (service-based stock options and employee stock purchase plan) in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,	Three Months Ended March 31,
	2023	2022
Research and development	$2,263	$3,153
Selling, general and administrative	3,137	(1,170)
	$5,400	$1,983

As of March 31, 2023, total unrecognized stock-based compensation expense related to unvested stock-based awards was $53.8 million, which is expected to be recognized over a weighted-average period of 2.7 years.

2021 Employee Stock Purchase Plan

In July 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (the ‘‘2021 ESPP’’), which became effective immediately prior to and contingent upon the execution of the underwriting agreement related to the Company’s IPO. A total of 1,342,773 shares of common stock were initially reserved for issuance under the 2021 ESPP. There were 169,300 shares issued under the 2021 ESPP as of March 31, 2023. The number of shares of common stock that may be issued under the 2021 ESPP will automatically increase on the first day of each calendar year, beginning on January 1, 2022 and continuing through January 1, 2031, by an amount equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the calendar month before the date of each automatic increase, (ii) 2,685,546 shares and (iii) an amount determined by the Company’s board of directors. The number of shares to be issued under the 2021 ESPP did not increase on January 1, 2023 as determined by the Company's board of directors. The first offering under the 2021 ESPP was June 6, 2022. As of March 31, 2023, 1,173,473 shares remained available for issuance under the 2021 ESPP. During the three months ended March 31, 2023, the Company recognized less than $0.1 million in related stock-based compensation expense.

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

The aggregate grant date fair value of the PHP Warrant was $17.4 million, which was recognized as warrant expense on the grant date in November 2022.

There were no warrants issued during the three months ended March 31, 2023. As of March 31, 2023, there were 6,824,712 warrants outstanding at a weighted average exercise price of $3.48, with a weighted-average remaining contractual term of 9.64 years.

12. Income Taxes

For the three months ended March 31, 2023 and 2022, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period, due to its uncertainty of realizing a benefit from those items. Substantially all of the Company’s operating losses since inception have been generated in the U.S.

13. Defined Contribution Plan

The Company maintains a 401(k) Plan (the “401(k) Plan”) for the benefit of eligible employees. The 401(k) Plan is a defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986 that covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Pursuant to the terms of the 401(k) Plan, the Company is required to make non-elective contributions of 3% of eligible participants’ compensation. For both the three months ended March 31, 2023 and 2022, the Company contributed $0.2 million to the 401(k) Plan.

14. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss attributable to common stockholders	$(35,321)	$(100,666)
Denominator:
Weighted-average common shares outstanding, basic and diluted	108,785,519	107,869,570
Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(0.93)

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

	For the Three Months Ended March 31,
	2023	2022
Stock options to purchase common stock	23,883,782	19,737,947
Unvested restricted common stock	93,476	1,657,228
Warrants to purchase common stock	6,824,712	—
	30,801,970	21,395,175

15. Related Party Transactions

As of March 31, 2023 and December 31, 2022, an aggregate of $0.6 million and $0.3 million, respectively, was due to Adimab under the Adimab Assignment Agreement, the Adimab Collaboration Agreement and the Adimab Platform Transfer Agreement by the Company. As of March 31, 2023 and December 31, 2022, no amounts were due from Adimab under the Adimab under the Adimab Assignment Agreement, the Adimab Collaboration Agreement or the Adimab Platform Transfer Agreement to the Company.

Adimab Assignment Agreement

Under the Adimab Assignment Agreement, Adimab, a principal stockholder of the Company, is entitled to receive milestone and royalty payments upon specified conditions and receives payments from the Company for providing ongoing services under the agreement (see Note 7).

During the three months ended March 31, 2023, the Company recognized $0.4 million as IPR&D expense with respect to a milestone payable under the Adimab Assignment Agreement. During the three months ended March 31, 2022, the Company did not recognize any IPR&D expense with respect to contingent consideration payable under the Adimab Assignment Agreement.

During the three months ended March 31, 2023, the Company did not recognize any research and development expense with respect to services performed by Adimab on the Company's behalf under the Adimab Assignment Agreement. During the three months ended March 31, 2022, the Company recognized $0.3 million of research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Assignment Agreement.

Adimab Collaboration Agreement

Under the Adimab Collaboration Agreement, the Company is obligated to pay Adimab for certain fees, milestones and royalty payments (see Note 7).

During both the three months ended March 31, 2023 and 2022, the Company recognized $1.3 million of research and development expense related to the quarterly fee.

During the three months ended March 31, 2023 and 2022, the Company recognized $0.2 million and $0.4 million, respectively, of research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Collaboration Agreement.

Adimab Platform Transfer Agreement

Under the Adimab Platform Transfer Agreement, the Company is obligated to pay Adimab for certain fees, milestones and royalty payments (see Note 7).

During the three months ended March 31, 2023, the Company did not recognize any expense in connection with the Adimab Platform Transfer Agreement. The Adimab Platform Transfer Agreement was not effective during the three months ended March 31, 2022.

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

As of March 31, 2023, no amounts were due to any member of the Mithril Group by the Company, and no amounts were due from any member of the Mithril Group to the Company.

Population Health Partners, L.P.

Under the PHP MSA and PHP Work Order, the Company is obligated to pay cash compensation for services and deliverables (see Note 8). Clive Meanwell, M.D. and Tamsin Berry, members of the Company’s board of directors, are Managing Partner and Partner of PHP, respectively.

During the three months ended March 31, 2023, the Company recognized $1.5 million of research and development expense with respect to services performed by PHP in connection with the PHP Work Order. The agreements with PHP were not effective during the three months ended March 31, 2022.

As of March 31, 2023, $0.8 million was due to PHP by the Company, and no amounts were due from PHP to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 23, 2023 (the “2022 Form 10-K”). Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to Invivyd, Inc. together with its consolidated subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, and are not guarantees of future performance. The words “may,” “anticipate,” “believe,” “could,” “expect,” “intends,” “might,” “plan,” “possible,” “potential,” “aim,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These statements speak only as of the date of this Quarterly Report on Form 10-Q and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements include, without limitation, statements about the following:

•
the timing, progress and results of our preclinical studies and clinical trials of our product candidates, including statements regarding the timing of our planned regulatory submissions, initiation and completion of studies or trials and related preparatory work and the period during which the results of the trials will become available, as well as anticipated data readouts, for our VYD222 program and other research and development programs;
•
our ability to rapidly and perpetually deliver antibody-based therapies that protect vulnerable people from the devastating consequences of circulating viral threats, beginning with SARS-CoV-2, and to generate a robust pipeline of product candidates which could be used in prevention or treatment of serious viral diseases, starting with COVID-19 and expanding into influenza and other high-need indications;
•
the timing of any submission of filings for regulatory authorization or approval of, and our ability to obtain and maintain regulatory authorizations or approvals for, our product candidates;
•
our belief that the adintrevimab clinical data package has the potential to support accelerated development of VYD222;
•
our ability to produce additional candidates that will be designed to optimize their ability to stay ahead of the evolving SARS-CoV-2 virus;
•
our intention to leverage evolving COVID-19 regulatory paradigms, which may rely on surrogate endpoints, to expedite drug development and maximize efficiency to deliver much-needed products for immunocompromised individuals and other vulnerable populations, and our belief that a ‘serial monotherapy’ approach would ensure that novel mAbs would be available if and when an authorized mAb loses activity against predominant circulating variants;
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

•
our competitive position and the development of and projections relating to our competitors or our industry; and
•
business disruptions affecting our preclinical studies or the initiation, patient enrollment, development and operation of our clinical trials, including a public health crisis, such as the outbreak of SARS-CoV-2.

The foregoing list of forward-looking statements is not exhaustive. You should refer to the “Risk Factors” section of the 2022 Form 10-K for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Other sections of this Quarterly Report on Form 10-Q may include additional factors that could harm our business and financial performance. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. You should, however, review the factors and risks and other information we describe in the reports we file from time to time with the SEC.

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

Overview

Invivyd, Inc. is a biopharmaceutical company on a mission to rapidly and perpetually deliver antibody-based therapies that protect vulnerable people from the devastating consequences of circulating viral threats, beginning with SARS-CoV-2. Our technology works at the intersection of evolutionary virology, predictive modeling, and antibody engineering, and is designed to identify high-quality, long-lasting antibodies with the potential to resist viral escape. We are generating a robust pipeline of product candidates which could be used in prevention or treatment of serious viral diseases, starting with COVID-19 and expanding into influenza and other high-need indications.

In March 2023, we announced dosing of the first participants in a Phase 1 clinical trial of VYD222, a monoclonal antibody (“mAb”) candidate for prevention of COVID-19. In May 2023, we completed the dosing of all participants in the Phase 1 clinical trial. The Phase 1 randomized, blinded, placebo-controlled, dose-ranging trial, which is being conducted in Australia, will evaluate the safety, pharmacokinetics, tolerability, and serum virus neutralizing activity (“sVNA”) of VYD222 in healthy adult volunteers. The dose-ranging trial will evaluate three different doses, each administered as a single IV push. All doses are designed to provide durability in the face of viral evolution and flexibility at the time of regulatory submission. We anticipate initial data readouts from this Phase 1 clinical trial in the second quarter of 2023, which will include early insights into sVNA, and additional clinical readouts from the VYD222 program anticipated in 2023. In April 2023, we announced that the U.S. Food and Drug Administration (the “FDA”) cleared our Investigational New Drug (“IND”) application for VYD222.

VYD222 is our second mAb candidate to enter clinical testing. VYD222 has demonstrated in vitro neutralizing activity against prior and current SARS-CoV-2 variants of concern (“VoCs”), including Omicron sublineages up to and through XBB.1.5. VYD222 was engineered from adintrevimab, our investigational mAb that has a robust safety data package and demonstrated clinically meaningful results in global Phase 3 clinical trials for both the prevention and treatment of COVID-19. We believe that the adintrevimab clinical data package has the potential to support accelerated development of VYD222. We aim to leverage evolving COVID-19 regulatory paradigms, which may rely on surrogate endpoints, to expedite drug development, and maximize efficiency to deliver a much-needed mAb therapeutic option for COVID-19 for immunocompromised individuals and other vulnerable populations. Our ongoing Phase 1 clinical trial has the goal of providing information to allow for rapid advancement into Phase 3 pivotal trials that could support regulatory filings globally.

Beyond VYD222, we plan to leverage our expanded laboratory capabilities and integrated discovery platform to produce additional candidates designed to optimize their ability to stay ahead of the evolving SARS-CoV-2 virus. We have multiple anti-SARS-CoV-2 mAb candidates in the discovery/preclinical stage and recently nominated an additional candidate for further preclinical characterization. In addition, we continue to engage with regulatory agencies with the goal of streamlining the development of novel antibodies to protect immunocompromised and other high-risk populations against the evolving SARS-CoV-2 virus. We are also developing our commercialization approach to determine how best to bring our product candidates, if authorized or approved, to these populations.

Globally, COVID-19 has caused millions of deaths and lasting health problems in many survivors and remains a significant global health crisis. COVID-19 persists and continues to impact patients, notably those who are immune compromised, and combating this disease will require a variety of effective and safe prevention and treatment options for years to come. By leveraging our capabilities, which we have developed through our experience with adintrevimab and nearly three years in the COVID-19 space, we aim to develop a continuous repertoire of SARS-CoV-2 neutralizing mAbs to keep pace with viral evolution. We believe this ‘serial monotherapy’ approach would ensure that novel mAbs would be available if and when an authorized mAb loses activity against predominant circulating variants, with the goal of ensuring that vulnerable populations would never be left without effective prophylaxis against COVID-19 as the SARS-CoV-2 virus continues to mutate.

Since our inception, we have devoted substantially all of our resources to organizing and staffing, building an intellectual property portfolio, business planning, conducting research and development, establishing and executing arrangements with third parties for the manufacture of our product candidates and raising capital. We rely on partnerships, external consultants and clinical research organizations (“CROs”) to conduct our discovery, non-clinical, preclinical and clinical activities. Additionally, we rely on contract testing laboratories and contract development and manufacturing organizations (“CDMOs”) to execute our chemistry, manufacturing and controls development, testing and manufacturing activities. We have engaged WuXi Biologics (Hong Kong) Limited (“WuXi Biologics”), a CDMO, for the development and manufacture of our product candidates for clinical and commercial use. Further, in 2022, we secured dedicated laboratory space and expanded our research team in order to enable internal discovery and development of our mAb candidates, while continuing to leverage our existing partnership with Adimab, LLC (“Adimab”). We are focused on antibody discovery and use of Adimab’s platform technology while building our internal capabilities. In addition, we perform research and development activities internally and engage third parties, including Adimab, to perform ongoing research and development and other services on our behalf. We expect to continue to rely on third parties for clinical trials and the manufacture and testing of our product candidates, as well as to perform ongoing research and development and other services on our behalf.

Since our inception, we have financed our operations with net proceeds of $464.7 million from sales of our preferred stock and with net proceeds of $327.5 million from our initial public offering (“IPO”). To date, we have not generated any revenue from any sources, including product sales or government supply contracts. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates, if authorized or approved.

Since our inception, we have incurred significant losses, including a net loss of $35.3 million for the three months ended March 31, 2023. As of March 31, 2023, we had an accumulated deficit of $568.7 million. We expect to continue to incur significant expenses and recognize losses in the foreseeable future as we expand and progress our research and development activities, as well as the associated manufacturing activities and commercialization efforts. In addition, our losses from operations may fluctuate significantly from period to period depending on the timing of our clinical trials and our expenditures on other research and development activities, including any associated manufacturing activities, and potential commercialization efforts. Our expenses could increase substantially in connection with our ongoing activities, as we:

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
•
pursue marketing approvals or emergency use authorizations (“EUA”) and reimbursement for our product candidates;
•
acquire or in-license other product candidates, intellectual property and/or technologies;
•
further develop and validate our commercial-scale current Good Manufacturing Practices (“cGMP”) manufacturing process for VYD222;
•
manufacture material under cGMP at our contracted manufacturing facilities for clinical trials and potential EUAs, regulatory approvals and commercial sales;
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

We do not anticipate generating revenue from product sales, including government supply contracts, unless and until we successfully complete clinical development and obtain marketing approvals or EUA for one or more of our product candidates. Subject to receiving marketing approval or EUA for any of our product candidates for the prevention and/or treatment of COVID-19, we expect to explore a range of commercial go-to-market approaches, including building our own commercial organization, outsourcing to contract sales and marketing organizations, and/or partnering with other biopharmaceutical companies with established sales, marketing, and market access capabilities. Accordingly, if we obtain marketing approval or EUA for any of our product candidates, we will incur significant additional commercialization expenses related to product manufacturing, marketing, sales and distribution.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant product revenue, if ever, we expect to finance our operations through a combination of equity offerings, government or private-party funding or grants, debt financings, collaborations with other companies, strategic alliances and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

Because of the numerous risks and uncertainties associated with pharmaceutical product development and emergence of SARS-CoV-2 VoCs, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. We may never obtain regulatory authorization or approval for any of our product candidates. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities of $333.4 million as of March 31, 2023, will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”

Impact of COVID-19 on Our Operations

The full impact of the COVID-19 pandemic and the disease continues to evolve and change as of the date of this Quarterly Report on Form 10-Q, and such impact will directly affect the potential commercial prospects of VYD222 and other product candidates for the prevention and treatment of COVID-19. The severity of the COVID-19 pandemic, the evolution of the disease and the continued emergence of VoCs, and the availability, administration and acceptance of vaccines, mAbs, antiviral agents and other therapeutic modalities will affect the design and enrollment of our clinical trials, the potential regulatory authorization or approval of our product candidates and the commercialization of our product candidates, if authorized or approved.

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
•
our ability to maintain compliance with regulatory requirements, including current Good Clinical Practices (“cGCPs”), current Good Laboratory Practices (“cGLPs”) and cGMPs, and to comply effectively with other rules, regulations and procedures applicable to the development and sale of pharmaceutical products;
•
receipt of timely marketing approvals from applicable regulatory authorities;
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

In emergency situations, such as a pandemic, and with a declaration of a public health emergency by the U.S. Secretary of the Department of Health and Human Services (“HHS”), the FDA has the authority to issue an EUA. While the Biden Administration announced that it would allow the COVID-19 public health emergency declared by HHS under the Public Health Service Act to expire on May 11, 2023, this does not impact the FDA’s ability to authorize COVID-19 drugs and biological products for emergency use. The FDA may continue to issue new EUAs going forward when criteria for issuance are met. Such ability arises from the EUA declaration and determination issued pursuant to the Federal Food, Drug, and Cosmetic Act (the “FDCA”), which remain in effect unless or until the HHS Secretary terminates such declaration and determination, at which point EUAs based on such declaration would cease to be in effect and the FDA may no longer issue EUAs for products covered by such declaration. There can be no assurance that the public health emergency in the U.S. declared under the FDCA will continue to be in place for an extended period of time, that any of our product candidates will be granted an EUA by the FDA, if we apply for such an authorization, or that we would be able to maintain an EUA, if received, for an extended period of time.

Acquired In-Process Research and Development Expenses

Acquired in-process research and development (“IPR&D”) expenses consist primarily of costs of contingent milestone payments incurred to acquire rights to Adimab’s antibodies relating to COVID-19 and SARS and related intellectual property and a license to certain of Adimab’s platform patents and technology (the “IPR&D assets”) for use in the research and development of our product candidates. We expensed the cost of the IPR&D assets because they had no alternative future use as of the acquisition date. We will recognize additional IPR&D expenses in the future if and when it is deemed probable that we will make contingent milestone payments to Adimab under the terms of the agreement by which we acquired the IPR&D assets.

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

In June 2022, and subsequently amended in September 2022, we entered into a lease agreement for dedicated laboratory and office space in Newton, Massachusetts for research and development purposes. Through March 31, 2023, we have operated as a hybrid company with employees working at our corporate headquarters and remotely. We have not incurred material operating expenses for the rent, maintenance and insurance of facilities, or for the depreciation of fixed assets.

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

Income Taxes

Since our inception, we have not recorded any income tax expense or realized benefits for the net losses we have incurred or for the research and development tax credits generated in each period as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credit carryforwards will not be realized.

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,	Three Months Ended March 31,
(in thousands)	2023	2022	Change
Operating expenses:
Research and development	$27,201	$92,035	$(64,834)
Acquired in-process research and development	825	—	825
Selling, general and administrative	11,045	8,704	2,341
Total operating expenses	39,071	100,739	(61,668)
Loss from operations	(39,071)	(100,739)	61,668
Other income
Other income	3,750	73	3,677
Total other income	3,750	73	3,677
Net loss	$(35,321)	$(100,666)	$65,345

The following discussion presents the components of our expenses for the periods presented:

Research and Development Expenses

	Three Months Ended March 31,	Three Months Ended March 31,
(in thousands)	2023	2022	Change
Direct, external research and development expenses by program:
Adintrevimab	$2,537	$77,583	$(75,046)
VYD222	8,915	—	8,915
Unallocated research and development expenses:
Personnel-related costs	7,296	9,512	(2,216)
External discovery-related and other costs	8,453	4,940	3,513
Total research and development expenses	$27,201	$92,035	$(64,834)

Research and development expenses were $27.2 million for the three months ended March 31, 2023, compared to $92.0 million for the three months ended March 31, 2022. The $64.8 million decrease in research and development expenses was primarily due to the following:

•
The decrease in direct costs related to our adintrevimab program of $75.0 million was primarily due to a decrease in our contract manufacturing and contract research expenses for such program. Contract manufacturing expenses decreased by $53.1 million, primarily due to production of materials for use in our clinical trials and non-clinical studies for the adintrevimab program, as well as supply for use under a potential EUA for adintrevimab during the three months ended March 31, 2022. Contract research expenses decreased by $19.7 million, primarily due to lower costs related to a pause in enrollment and closing of clinical trials evaluating adintrevimab in January 2022 and November 2022, respectively. In addition, other external and non-clinical expenses related to our adintrevimab program decreased by $2.2 million.

•
The increase in direct costs related to our VYD222 program was due to the nomination of our VYD222 product candidate in 2023 to proceed to IND-enabling activities. The costs were primarily related to contract manufacturing expenses for the manufacture of materials for use in our clinical trials and non-clinical studies.
•
Personnel-related costs, including salaries, bonuses, benefits and other compensation-related costs were $5.0 million and stock-based compensation expense was $2.3 million for the three months ended March 31, 2023, compared to personnel-related costs of $6.3 million and stock-based compensation expense of $3.2 million for the three months ended March 31, 2022. The decrease in personnel-related costs of $2.2 million was primarily due to a reduction in headcount, including a decrease in stock-based compensation expense of $0.9 million.
•
The increase in external discovery-related and other costs of $3.5 million was primarily due to an increase in contract manufacturing expenses related to our pipeline candidates of $3.1 million and an increase in other external costs of $1.2 million, partially offset by a decrease of $0.8 million related to the termination of a Research Collaboration and License Agreement with The Scripps Research Institute in 2022.

Acquired In-Process Research and Development (“IPR&D”) Expenses

IPR&D expenses of $0.8 million for the three months ended March 31, 2023 consisted of a $0.4 million milestone payment that became due to Adimab in March 2023 upon dosing of the first subject in a Phase 1 clinical trial evaluating VYD222 under the Adimab License Agreement and $0.4 million in license fees due to WuXi Biologics under the Cell Line License Agreement.

There was no IPR&D expense recognized during the three months ended March 31, 2022.

Selling, General and Administrative Expenses

	Three Months Ended March 31,	Three Months Ended March 31,
(in thousands)	2023	2022	Change
Personnel-related costs	$6,267	$1,643	$4,624
Professional and consultant fees	4,103	6,661	(2,558)
Other	675	400	275
Total selling, general and administrative expenses	$11,045	$8,704	$2,341

Selling, general and administrative expenses were $11.0 million for the three months ended March 31, 2023, compared to $8.7 million for the three months ended March 31, 2022. The $2.3 million increase in selling, general and administrative expenses was primarily due to the following:

•
Personnel-related costs, including salaries, bonuses, benefits and other compensation-related costs were $3.1 million and stock-based compensation expense was $3.1 million for the three months ended March 31, 2023, compared to personnel-related costs of $2.8 million and a stock-based compensation credit of $1.2 million for the three months ended March 31, 2022. The increase in personnel-related costs of $4.6 million was primarily due to the non-recurring reversal of stock-based compensation expense related to the forfeiture of stock options in conjunction with the resignation of our former Chief Executive Officer and President during the three months ended March 31, 2022.
•
The decrease in professional and consultant fees of $2.6 million was primarily due to a decrease in professional and consulting service costs of $1.5 million, a decrease in director and officer insurance premiums of $0.6 million and a decrease in commercial costs of $0.5 million.
•
Other costs remained relatively consistent between periods.

Other Income

Other income was $3.8 million for the three months ended March 31, 2023, consisting primarily of $1.1 million of interest earned on our invested cash balances and $2.7 million of net accretion of discounts related to our marketable securities.

Other income was less than $0.1 million for the three months ended March 31, 2022, consisting primarily of interest earned on invested cash balances.

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

As of March 31, 2023, we had cash, cash equivalents and marketable securities of $333.4 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(41,181)	$(59,049)
Net cash provided by investing activities	75,036	49,000
Net cash provided by financing activities	542	45
Net increase (decrease) in cash and cash equivalents	$34,397	$(10,004)

Operating Activities

During the three months ended March 31, 2023, operating activities used $41.2 million of cash, primarily due to our net loss of $35.3 million, partially offset by non-cash charges of $3.4 million. Net cash used in changes in our operating assets and liabilities consisted of a $6.3 million increase in prepaid expenses and other current assets and a $4.4 million increase in accounts payable, partially offset by a $6.9 million decrease in accrued expenses. The increase in accounts payable and decrease in accrued expenses was primarily due to the timing of vendor invoicing and payments. The increase in prepaid expenses and other current assets was primarily due to up-front payments related to our Phase 1 clinical trial for VYD222 and up-front payments to WuXi Biologics for manufacturing costs.

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

Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2023 consisted of $75.6 million in maturities of marketable securities, offset by $0.6 million in purchases of property and equipment.

Net cash provided by investing activities during the three months ended March 31, 2022 consisted of $49.0 million in maturities of marketable securities.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2023 consisted of $0.4 million from exercises of stock options and $0.1 million from issuance of common stock under the employee stock purchase plan.

Net cash provided by financing activities during the three months ended March 31, 2022 consisted of less than $0.1 million from exercises of stock options.

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

Until such time, if ever, as we can generate significant product revenue, we expect to finance our operations through a combination of equity offerings, government or private-party funding or grants, debt financings, collaborations with other companies, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of such securities may include liquidation or other preferences and anti-dilution protections that adversely affect your rights as a common stockholder. Additional debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring debt, making acquisitions or capital expenditures or declaring dividends, which could adversely constrain our ability to conduct our business, and may require the issuance of warrants, which could potentially dilute your ownership interest. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or through other sources, when needed, we may be required to delay, limit, reduce or terminate our product development programs or any future commercialization efforts or grant rights to develop and market product candidates to third parties that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

During the three months ended March 31, 2023, there were no material changes to our contractual obligations from those described in the 2022 Form 10-K. For additional information, see Note 9 to our condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our 2022 Form 10-K. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. There have been no significant changes to our critical accounting policies and estimates from those described in the 2022 Form 10-K.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations and cash flows is disclosed in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and will remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the completion of our IPO. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.235 billion or we issue more than $1.0 billion of non-convertible debt in the previous three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

Information regarding risks and uncertainties related to our business appears in Part I, Item 1A. “Risk Factors” of our 2022 Form 10-K. There have been no material changes from the risk factors set forth in our 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities; Use of Proceeds

We did not issue any unregistered equity securities during the three months ended March 31, 2023.

Purchases of Equity Securities by the Issuer

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2023 to January 31, 2023	—		—	—	—
February 1, 2023 to February 28, 2023	—		—	—	—
March 1, 2023 to March 31, 2023	206,802	(1)	$0.002	—	—
Total	206,802		$0.002	—	—

(1) We repurchased shares of our common stock that were previously issued upon the early exercise of employee stock options in connection with the exercise of our repurchase right upon cessation of service of certain of our employees and directors.

Item 5. Other Information.

On May 5, 2023, Frederick W. Driscoll, Interim Chief Financial Officer of the Company, provided notice to the Company of his planned retirement, effective May 31, 2023.

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

10.1†

Amendment No. 1 to the Cell Line License Agreement by and between the Registrant and WuXi Biologics (Hong Kong) Limited, dated February 2, 2023 (incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K (File No. 001-40703), filed with the Securities and Exchange Commission on March 23, 2023).

10.2*+	Consulting Services Agreement, effective as of February 4, 2023, by and between the Registrant and RDBio Consulting LLC.
10.3*+	Non-Employee Director Compensation Policy.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
†	Certain portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
+	Indicates management contract or compensatory plan.
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

INVIVYD, INC.

Date: May 11, 2023	By:	/s/ David Hering, M.B.A.
David Hering, M.B.A.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Frederick W. Driscoll
Frederick W. Driscoll
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)