Form 10-Q
period 2023-06-30
Invivyd, Inc.
filed 2023-08-10
CIK 1832038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR/ 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 3, 2023, the registrant had 109,755,624 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

INVIVYD, INC.

Condensed Consolidated Balance Sheets

(UNaudited)

(In thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$121,947	$92,076
Marketable securities	176,483	279,915
Prepaid expenses and other current assets	11,556	4,926
Total current assets	309,986	376,917
Property and equipment, net	2,123	2,282
Operating lease right-of-use assets	3,014	3,777
Other non-current assets	291	191
Total assets	$315,414	$383,167
Liabilities, Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,112	$1,517
Accrued expenses	26,744	21,911
Operating lease liabilities, current	1,611	1,559
Other current liabilities	38	44
Total current liabilities	32,505	25,031
Operating lease liabilities, non-current	1,346	2,165
Early-exercise liability	—	1
Total liabilities	33,851	27,197
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Preferred stock (undesignated), $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized, 109,570,333 shares issued and outstanding at June 30, 2023; 109,044,046 shares issued and outstanding at December 31, 2022	11	11
Additional paid-in capital	900,549	889,657
Accumulated other comprehensive loss	(22)	(272)
Accumulated deficit	(618,975)	(533,426)
Total stockholders’ equity	281,563	355,970
Total liabilities, preferred stock and stockholders’ equity	$315,414	$383,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVIVYD, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(UNaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development(1)	$43,618	$37,129	$70,819	$129,164
Acquired in-process research and development(2)	150	—	975	—
Selling, general and administrative	10,107	14,620	21,152	23,324
Total operating expenses	53,875	51,749	92,946	152,488
Loss from operations	(53,875)	(51,749)	(92,946)	(152,488)
Other income:
Other income	3,647	759	7,397	832
Total other income	3,647	759	7,397	832
Net loss	(50,228)	(50,990)	(85,549)	(151,656)
Other comprehensive income (loss)
Unrealized gain on available-for-sale securities, net of tax	93	—	250	8
Comprehensive loss	$(50,135)	$(50,990)	$(85,299)	$(151,648)
Net loss per share attributable to common stockholders, basic and diluted	$(0.46)	$(0.47)	$(0.78)	$(1.40)
Weighted-average common shares outstanding, basic and diluted	109,450,071	108,166,890	109,119,630	108,019,051
(1)
Includes related-party amounts of $2,258 and $5,218 for the three and six months ended June 30, 2023, respectively, and $2,285 and $4,285 for the three and six months ended June 30, 2022, respectively (see Note 15).
(2)
Includes related-party amounts of $0 and $375 for the three and six months ended June 30, 2023, respectively, and includes no related-party amounts for both the three and six months ended June 30, 2022 (see Note 15).

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVIVYD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2021	110,782,909	$11	468,751	$—	$850,125	$(8)	$(292,109)	$558,019
Vesting of restricted common stock from early-exercised options	—	—	—	—	1	—	—	1
Exercise of stock options	50,353	—	—	—	47	—	—	47
Repurchase of unvested restricted common stock	(1,158,089)	—	1,158,089	—	—	—	—	—
Retirement of treasury stock	—	—	(1,626,840)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,983	—	—	1,983
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	(100,666)	(100,666)
Balances at March 31, 2022	109,675,173	$11	—	$—	$852,156	$—	$(392,775)	$459,392
Exercise of stock options	98,000	—	—	—	76	—	—	76
Repurchase of unvested restricted common stock	(992,648)	—	992,648	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	6,361	—	—	6,361
Net loss	—	—	—	—	—	—	(50,990)	(50,990)
Balances at June 30, 2022	108,780,525	11	992,648	—	858,593	—	(443,765)	414,839

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2022	109,044,046	$11	—	$—	$889,657	$(272)	$(533,426)	$355,970
Vesting of restricted common stock from early-exercised options	—	—	—	—	1	—	—	1
Exercise of stock options	423,203	—	—	—	459	—	—	459
Repurchase of unvested restricted common stock	(206,802)	—	206,802	—	—	—	—	—
Retirement of treasury stock	—	—	(206,802)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	5,400	—	—	5,400
Issuance of common stock under the employee stock purchase plan	55,779	—	—	—	83	—	—	83
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	157	—	157
Net loss	—	—	—	—	—	—	(35,321)	(35,321)
Balances at March 31, 2023	$109,316,226	$11	$—	$—	$895,600	$(115)	$(568,747)	$326,749
Vesting of restricted common stock from early-exercised options	—	—	—	—	1	—	—	1
Exercise of stock options	255,440	—	—	—	215	—	—	215
Repurchase of unvested restricted common stock	(46,600)	—	46,600	—	—	—	—	—
Retirement of treasury stock	—	—	(46,600)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	4,677	—	—	4,677
Issuance of common stock under the employee stock purchase plan	45,267	—	—	—	56	—	—	56
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	93	—	93
Net loss	—	—	—	—	—	—	(50,228)	(50,228)
Balances at June 30, 2023	$109,570,333	$11	$—	$—	$900,549	$(22)	$(618,975)	$281,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVIVYD, INC.

Condensed Consolidated Statements of Cash Flows

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(85,549)	$(151,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	10,077	8,344
Net amortization of premiums and accretion of discounts on marketable securities	(4,564)	194
Amortization of operating lease right-of-use assets	763	211
Depreciation expense	241	9
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,630)	18,825
Other non-current assets	(100)	2,998
Accounts payable	2,629	8,449
Accrued expenses	5,334	(3,653)
Operating lease liabilities	(767)	(214)
Other current liabilities	(6)	58
Other non-current liabilities	—	(6)
Net cash used in operating activities	(78,572)	(116,441)
Cash flows from investing activities:
Purchases of marketable securities	(91,202)	—
Maturities of marketable securities	199,448	49,000
Purchases of property and equipment	(615)	(17)
Net cash provided by investing activities	107,631	48,983
Cash flows from financing activities:
Proceeds from exercises of stock options	674	123
Proceeds from issuance of common stock under the employee stock purchase plan	139	—
Payments for repurchases of unvested restricted common stock	(1)	(4)
Net cash provided by financing activities	812	119
Net increase (decrease) in cash and cash equivalents	29,871	(67,339)
Cash and cash equivalents at beginning of period	92,076	542,224
Cash and cash equivalents at end of period	$121,947	$474,885
Supplemental disclosure of cash flow information:
Operating lease right-of-use asset recognized upon adoption of ASC 842	$—	$1,728
Operating lease right-of-use asset recognized under ASC 842	$—	$1,344

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

In June and July 2023, the Company announced positive initial data from an ongoing Phase 1 clinical trial of VYD222, a monoclonal antibody (“mAb”) candidate in development for the prevention of symptomatic COVID-19 in vulnerable populations, such as immunocompromised people. In May 2023, the Company completed the dosing of all participants in the Phase 1 clinical trial of VYD222. Initial Phase 1 data announced in June and July 2023 showed that a single administration of VYD222 was generally well-tolerated at all three dose levels tested with no serious adverse events having been reported. Serum samples from all dose levels tested in the Phase 1 clinical trial showed robust neutralization activity against Omicron XBB.1.5 at Day 7.

In June 2023, the Company also announced that it had reached general alignment with the U.S. Food and Drug Administration (the “FDA”) on a pathway to potential emergency use authorization (“EUA”) for VYD222 and anticipated follow-on mAb candidates designed to prevent symptomatic COVID-19. The Company plans to leverage this pathway in the U.S., and in August 2023, the Company announced its plans to initiate a pivotal clinical trial of VYD222, referred to as the CANOPY trial, using a surrogate endpoint to generate the clinical data needed to enable a potential EUA submission for the prevention of symptomatic COVID-19.

VYD222 is the Company’s second mAb candidate to enter clinical testing. VYD222 was designed for broad activity and has demonstrated in vitro neutralizing activity against prior and current SARS-CoV-2 variants of concern (“VoCs”), including Omicron sublineages up to and through XBB.1.5. VYD222 was engineered from adintrevimab, the Company’s investigational mAb that has a robust safety data package and demonstrated clinically meaningful results in global Phase 2/3 clinical trials for both the prevention and treatment of COVID-19.

Beyond VYD222, the Company plans to leverage its expanded laboratory capabilities and integrated discovery platform to produce additional candidates optimized to stay ahead of the evolving SARS-CoV-2 virus. In addition, the Company continues to engage with regulatory agencies with the goal of streamlining the development of novel antibodies to protect immunocompromised and other high-risk populations against the evolving SARS-CoV-2 virus. The Company is also developing its commercialization approach to determine how best to bring its product candidates, if authorized or approved, to these populations.

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from sales of convertible preferred stock and proceeds from the Company’s initial public offering

(“IPO”). The Company has incurred losses and negative cash flows from operations since its inception, including a net loss of $85.5 million for the six months ended June 30, 2023. As of June 30, 2023, the Company had an accumulated deficit of $619.0 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its existing cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the interim condensed consolidated financial statements.

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

Impact of COVID-19 on the Company's Operations

COVID-19 continues to present public health and economic challenges around the world. The full impact of the COVID-19 pandemic remains uncertain, and such impact may directly or indirectly affect the potential commercial prospects of VYD222 and other product candidates for the prevention and treatment of COVID-19. The evolution of the disease and the continued emergence of VoCs, and the availability, administration and acceptance of vaccines, mAbs, antiviral agents, and other therapeutic modalities may affect the design and enrollment of the Company’s clinical trials, the potential regulatory authorization or approval of the Company’s product candidates, the availability of funding and partnership opportunities, and the commercialization of the Company’s product candidates, if authorized or approved.

In addition, the Company’s business and operations may be more broadly adversely affected by the COVID-19 pandemic. It is not possible to determine the scale and rate of economic recovery from the COVID-19 pandemic, supply chain disruptions, and labor availability and costs, or the impact of other indirect factors that may be attributable to the pandemic. The ultimate extent to which COVID-19 directly or indirectly impacts the Company’s business, financial condition, operations, and product development timelines and plans remains uncertain and will depend on future developments, including the duration and spread of outbreaks and the continued emergence of VoCs, actions taken to prevent or treat COVID-19, and its economic impact on local, regional, national and international markets. To date, the Company has experienced some delays and disruptions in its development activities as a result of the COVID-19 pandemic. Some of the Company’s clinical research organizations (“CROs”), contract development and manufacturing organizations (“CDMOs”) and other service providers have also been impacted. The Company will continue to monitor developments as it addresses uncertainties relating to the COVID-19 pandemic. Additionally, if the financial markets and/or the overall economy are impacted for an extended period as a result of the COVID-19 pandemic or otherwise, the Company’s results and operations may be materially adversely affected and may affect the Company’s ability to raise capital.

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

2. Summary of Significant Accounting Policies

As of June 30, 2023, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 23, 2023 (the “2022 Form 10-K”) have not changed, except as discussed below.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2023, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022, the condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022 and the condensed consolidated statements of stockholders’ equity (deficit) for the three and six months ended June 30, 2023 and 2022 are unaudited.

The accompanying unaudited condensed consolidated financial statements as of June 30, 2023, and for the three and six months ended June 30, 2023 and 2022, have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements. The accompanying condensed consolidated balance sheet as of December 31, 2022 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited annual consolidated financial statements, and the notes thereto, as of and for the year ended December 31, 2022, which are included in the Company’s 2022 Form 10-K.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of June 30, 2023 and December 31, 2022, the condensed consolidated results of operations for the three and six months ended June 30, 2023 and 2022, the condensed consolidated cash flows for the six months ended June 30, 2023 and 2022 and changes in stockholders’ equity (deficit) for the six months ended June 30, 2023 and 2022 have been made. The Company’s condensed consolidated results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.

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

There have been no new accounting pronouncements or changes to accounting pronouncements that could be expected to materially impact the Company’s unaudited condensed consolidated financial statements during the six months ended June 30, 2023, as compared to the recent accounting pronouncements described in Note 2 of the Company’s condensed consolidated financial statements included in its 2022 Form 10-K.

3. Marketable Securities

Marketable securities held by the Company are classified as available-for-sale debt securities pursuant to ASC 320, Investments – Debt and Equity Securities, and carried at fair value in the accompanying condensed consolidated balance sheet on a settlement date basis.

The following tables summarize the gross unrealized gains, unrealized losses and credit losses of the Company’s marketable securities as of June 30, 2023 and December 31, 2022 (in thousands):

June 30, 2023	Amortized Cost	Unrealized Gains	Unrealized Losses	Credit Losses	Fair Value
U.S. Treasury securities	$32,689	$—	$(59)	$—	$32,630
Federal agency securities	143,820	80	(47)	—	143,853
Total financial assets	$176,509	$80	$(106)	$—	$176,483

December 31, 2022	Amortized Cost	Unrealized Gains	Unrealized Losses	Credit Losses	Fair Value
U.S. Treasury securities	$107,973	$13	$(115)	$—	$107,871
Federal agency securities	172,214	39	(209)	—	172,044
Total financial assets	$280,187	$52	$(324)	$—	$279,915

The Company did not record any charges for credit-related impairments for its available-for-sale securities during the three and six months ended June 30, 2023.

No available-for-sale marketable securities held as of June 30, 2023 or December 31, 2022 had remaining maturities greater than twelve months.

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

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2023:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$111,014	$—	$—	$111,014
Federal agency securities	$—	$9,931	$—	$9,931
Marketable securities:
U.S. Treasury securities	32,629	—	—	32,629
Federal agency securities	—	143,854	—	143,854
	$143,643	$153,785	$—	$297,428

	Fair Value Measurements at December 31, 2022:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$91,050	$—	$—	$91,050
Marketable securities:
U.S. Treasury securities	107,871	—	—	107,871
Federal agency securities	—	172,044	—	172,044
	$198,921	$172,044	$—	$370,965

The money market funds and U.S. Treasury securities were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy.

The Company’s cash equivalents and marketable securities also consisted of federal agency securities, which were valued based on Level 2 inputs. In determining the fair value of its federal agency securities, the Company relied on quoted prices for similar securities in active markets or other inputs that are observable or can be corroborated by observable market data. Since federal agency securities typically do not trade as U.S. government agency securities and no exchange exists to price such investments, they are recognized as Level 2 assets.

There were no changes to the valuation methods during the three and six months ended June 30, 2023 or 2022.

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers into or out of Level 1, Level 2 or Level 3 fair value measurements during the three and six months ended June 30, 2023 or 2022.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid external research, development and manufacturing costs	$8,261	$843
Prepaid insurance	1,067	2,392
Prepaid compensation and other	1,754	1,314
Interest receivable	474	377
	$11,556	$4,926

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued external research, development and manufacturing costs	$22,718	$13,955
Accrued professional and consultant fees	1,351	1,153
Accrued employee compensation	2,512	5,985
Other	163	818
	$26,744	$21,911

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

Amounts paid with respect to services performed by Adimab on the Company’s behalf under the Adimab Assignment Agreement are recognized as research and development expense as such amounts are incurred. During the three and six months ended June 30, 2023, the Company did not recognize any research and development expense with respect to services performed by Adimab on the Company's behalf under the Adimab Assignment Agreement. During the three and six months ended June 30, 2022, the Company recognized $0.2 million and $0.5 million, respectively, of research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Assignment Agreement. Please refer to Note 15 for additional information.

The Company is obligated to pay Adimab up to $16.5 million upon the achievement of specified development and regulatory milestones for the first Product under the agreement that achieves such specified milestones and up to $8.1 million upon the achievement of specified development and regulatory milestones for the second Product under the agreement that achieves such specified milestones. The maximum aggregate amount of milestone payments payable under the agreement for any and all Products is $24.6 million, of which $7.9 million had been paid as of June 30, 2023; however, milestone payments do not accrue for certain in vitro diagnostic devices consisting of or containing CoV Antibodies.

In March 2023, the Company achieved the first specified milestone for the second product candidate under the Adimab Assignment Agreement upon dosing of the first subject in a Phase 1 clinical trial evaluating VYD222, which obligated the Company to make a $0.4 million milestone payment to Adimab. During the three and six months ended June 30, 2023, the Company recognized $0 and $0.4 million, respectively, of in-process research and development (“IPR&D”) expense with respect to contingent consideration payable under the Adimab Assignment Agreement. During the three and six months ended June 30, 2022, the Company did not recognize any IPR&D expense in connection with contingent consideration payable under the Adimab Assignment Agreement. The next potential milestone under the Adimab Assignment Agreement is a low single-digit million-dollar milestone related to dosing of the first subject in a pivotal trial evaluating VYD222, which was not considered probable under U.S. GAAP and therefore, no expense was recognized as of June 30, 2023.

The Company is obligated to pay Adimab royalties of a mid-single-digit percentage based on net sales of any Products, once commercialized. The royalty rate is subject to reductions specified under the agreement. Royalties are due on a Product-by-Product and country-by-country basis beginning upon the first commercial sale of each Product and ending on the later of (i) 12 years after the first commercial sale of such Product in such country and (ii) the expiration of the last valid claim of a patent covering such Product in such country (“Royalty Term”). In addition, the Company is obligated to pay Adimab royalties of a specified percentage in the range of 45% to 55% of any compulsory sublicense consideration received by the Company in lieu of certain royalty payments. Except for milestone payments of $7.5 million incurred through December 31, 2022 and a $0.4 million milestone payment incurred during the three months ended March 31, 2023, no other milestone, royalty or other contingent payments had become due to Adimab through June 30, 2023.

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

Adimab Collaboration Agreement

In May 2021, the Company entered into a Collaboration Agreement with Adimab, as amended in November 2022 (the “Adimab Collaboration Agreement”), for the discovery and optimization of proprietary antibodies as potential therapeutic product candidates. Under the Adimab Collaboration Agreement, the Company and Adimab will collaborate on research programs for a specified number of targets selected by the Company within a specified time period. Under the Adimab Collaboration Agreement, Adimab granted the Company a worldwide, non-exclusive license to certain of its platform patents and technology and antibody patents to perform the Company’s responsibilities during the ongoing research period and for a specified evaluation period thereafter (the “Evaluation Term”). In addition, the Company granted Adimab a license to certain of the Company’s patents and intellectual property solely to perform Adimab’s responsibilities under the research plans. Under the Adimab Collaboration Agreement, the Company has an exclusive option, on a program-by-program basis, to obtain licenses and assignments to commercialize selected products containing or comprising antibodies directed against the applicable target, which option may be exercised upon the payment of a specified option fee for each program. Upon exercise of an option by the Company, Adimab will assign to the Company all right, title and interest in the antibodies of the optioned research program and will grant the Company a worldwide, royalty-free, fully paid-up, non-exclusive, sublicensable license under the Adimab platform technology for the development, manufacture and commercialization of the antibodies for which the Company has exercised its options and products containing or comprising those antibodies. The Company is obligated to use commercially reasonable efforts to develop, seek marketing approval for, and commercialize one product that contains an antibody discovered in each optioned research program.

The Company is obligated to pay Adimab a quarterly fee of $1.3 million, which may be cancelled at the Company’s option at any time. For so long as the Company is paying such quarterly fee (or earlier if (i) the Company experiences a change of control after the third anniversary of the Adimab Collaboration Agreement or (ii) Adimab owns less than a specified percentage of the Company’s equity), Adimab and its affiliates will not assist or direct certain third parties to discover or optimize antibodies that are intended to bind to coronaviruses or influenza viruses. The Company may also elect to decrease the scope of Adimab’s exclusivity obligations and obtain a corresponding decrease in the quarterly fee. During the three and six months ended June 30, 2023, the Company recognized $1.3 million and $2.6 million, respectively, of research and development expense related to the quarterly fee. During the three and six months ended June 30, 2022, the Company recognized $1.3 million and $2.6 million, respectively, of research and development expense related to the quarterly fee.

For each agreed upon research program that is commenced, the Company is obligated to pay Adimab quarterly for its services performed during a given research program at a specified full-time equivalent rate; a discovery delivery fee of $0.2 million; and an optimization completion fee of $0.2 million. For each option exercised by the Company to commercialize a specific research program, the Company is obligated to pay Adimab an exercise fee of $1.0 million. Amounts paid with respect to services performed by Adimab on the Company’s behalf in each of the research programs under the Adimab Collaboration Agreement are recognized as research and development expense as such amounts are incurred and services are rendered. During the three and six months ended June 30, 2023, the Company recognized $0.2 million and $0.4 million, respectively, of research and development expense with respect to services performed by Adimab on the Company's behalf under the Adimab Collaboration Agreement. During the three and six months ended June 30, 2022, the Company recognized $0.6 million and $1.0 million, respectively, of research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Collaboration Agreement. During both the three and six months ended June 30, 2023 and 2022, the Company did not recognize any IPR&D expense related to drug delivery fees, optimization completion fees or option exercise fees. During the three and six months ended June 30, 2023, the Company did not recognize any research and development expense related to a drug discovery fee. During the three and six months ended June 30, 2022, the Company recognized $0.2 million of research and development expense related to a drug delivery fee. Please refer to Note 15 for additional information.

The Company is obligated to pay Adimab up to $18.0 million upon the achievement of specified development and regulatory milestones for each product under the Adimab Collaboration Agreement that achieves such milestones. The next potential milestone under the Adimab Collaboration Agreement is a low single-digit million-dollar milestone related to dosing of the first subject in a Phase 1 trial, which was not considered probable under U.S. GAAP and therefore, no expense was recognized as of June 30, 2023. The Company is also obligated to pay Adimab royalties of a mid-single-digit percentage based on net sales of any product under the Adimab Collaboration Agreement, subject to reductions for third-party licenses. The royalty term will expire for each product on a country-by-country basis upon the later of (i) 12 years after the first commercial sale of such product in such country and (ii) the expiration of the last valid claim of any patent claiming composition of matter or method of making or using any antibody identified or optimized under the Adimab Collaboration Agreement in such country.

In addition, the Company is obligated to pay Adimab for Adimab’s performance of certain validation work with respect to certain antigens acquired from a third party. In consideration for this work, the Company is obligated to pay Adimab royalties of a low single-digit percentage based on net sales of products that contain such antigens for the same royalty term as antibody-based products, but the Company is not obligated to make any milestone payments for such antigen products. Through June 30, 2023, the Company had not paid any royalties to Adimab under the Adimab Collaboration Agreement.

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

The Company is obligated to pay Adimab up to $9.5 million upon the achievement of specified development and regulatory milestones for each product under the Adimab Platform Transfer Agreement that achieves such milestones. The next potential milestone under the Adimab Platform Transfer Agreement is a mid-six-digit dollar milestone related to the start of IND-enabling toxicology studies, which was not considered probable under U.S. GAAP and therefore, no expense was recognized as of June 30, 2023.

In addition, the Company is obligated to pay Adimab royalties of a low single-digit percentage based on net sales of products containing an antibody discovered, engineered or optimized using Adimab’s platform technology, once commercialized. The royalty rate is subject to reductions specified under the Adimab Platform Transfer Agreement. Royalties are due on a product-by-product and country-by-country basis. The royalty term will expire for each product on a country-by-country basis upon the later of (i) 12 years after the first commercial sale of such product in such country and (ii) the expiration of the last valid claim of a program antibody patent for covering the program antibody contained in such product in such country. Through June 30, 2023, the Company had not paid any royalties to Adimab under the Adimab Platform Transfer Agreement.

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

In December 2020, the Company recognized an upfront fee of $0.2 million upon completion of cell bank generation for the first Licensed Cell Line created under the Cell Line License Agreement. In February 2023 and June 2023, the Company recognized license fees of $0.4 million and $0.2 million, respectively, upon completion of cell bank generation for the additional Licensed Cell Lines created under the Cell Line License Agreement.

The Company is also obligated to pay royalties in the range of less than 1.0% to WuXi Biologics based on net sales of any Licensed Products manufactured by the Company or a third party on its behalf. However, if the Company uses WuXi Biologics to manufacture all of its commercial supplies for Licensed Products, no royalties would be owed by the Company to WuXi Biologics for net sales of Licensed Products. The Company has an option to buy out its royalty obligations on a Licensed Cell Line-by-Licensed Cell Line basis by making a one-time payment in the low eight-figures to WuXi Biologics. Royalties are due on a Licensed Product-by-Licensed Product basis commencing on the date of the first commercial sale of the applicable product and continuing for so long as the Company commercializes Licensed Products or, if earlier, until the Company exercises its option to buy out the royalty obligations. Through June 30, 2023, no royalties had become due to WuXi Biologics.

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

The Company concluded that the Cell Line License Agreement represented an asset acquisition of IPR&D with no alternative future use. The Cell Line License Agreement did not qualify as a business combination because substantially all of the fair value of the assets acquired was concentrated in a single asset. Therefore, the $0.2 million and $0.6 million of license fees was recognized as IPR&D expense during the three and six months ended June 30, 2023, respectively.

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

Amounts incurred for services performed by TSRI under the Research Agreement were expensed to research and development expense as the services were rendered. During the three and six months ended June 30, 2023, the Company did not recognize any research and development expense with respect to services performed under the Research Agreement as it was terminated during 2022. During the three and six months ended June 30, 2022, the Company recognized $0.8 million and $1.7 million, respectively, of research and development expense with respect to services performed under the Research Agreement.

8. Population Health Partners, L.P

In November 2022 (the “PHP Effective Date”), the Company entered into a Master Services Agreement with Population Health Partners, L.P. (“PHP”), pursuant to which PHP agreed to provide services and create deliverables for the Company as agreed between the Company and PHP and set forth in one or more work orders under such agreement (the “PHP MSA”). The term of the PHP MSA commenced on the PHP Effective Date and will continue for a period of one year, unless terminated earlier in accordance with its terms. On the PHP Effective Date, the Company and PHP entered into the first work order under the PHP MSA (the “PHP Work Order”), pursuant to which PHP agreed to advise and counsel the Company regarding clinical development and regulatory matters with respect to the Company’s product candidates. The PHP Work Order was effective for six months from the PHP Effective Date and terminated in accordance with its terms in May 2023. The PHP MSA contains customary confidentiality provisions and representations and warranties of the parties, as well as mutual non-solicitation of certain employees during the term of the PHP MSA and for a period of one year thereafter.

As compensation for the services and deliverables under the PHP Work Order, the Company paid PHP a cash fee of $0.5 million per month during the term of the PHP Work Order for an aggregate fee of $3.0 million (the “Aggregate Fee”).

During the three and six months ended June 30, 2023, the Company recognized $0.8 million and $2.3 million, respectively, of research and development expense related to the cash compensation paid to PHP. Please refer to Note 15 for additional information.

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

The components of operating lease expense were as follows (in thousands):

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For The Six Months Ended June 30,
	2023	2022	2023	2022
Lease cost:
Operating lease cost	$430	$161	$860	$266
Variable lease cost	11	8	23	16
Total lease cost	$441	$169	$883	$282

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$432	$176	$864	$276

Future minimum lease payments under the noncancelable leases as of June 30, 2023 was as follows (in thousands):

Year Ending December 31,	Operating Lease
2023 (excluding the six months ended June 30, 2023)	867
2024	1,521
2025	430
2026	328
Total lease payments	3,146
Present value adjustment	(189)
Present value of operating lease liability	$2,957

As of June 30, 2023, the Company’s operating leases were measured using a weighted-average incremental borrowing rate of 6.0% over a weighted-average remaining lease term of 2.2 years.

As of June 30, 2022, the Company’s operating lease was measured using a weighted-average incremental borrowing rate of 6.0% over a weighted average remaining lease term of 3.2 years.

The total operating liabilities are presented on the Company’s condensed consolidated balance sheet based on maturity dates. $1.6 million of the total operating liabilities are classified under “operating lease liabilities, current” for the portion due within twelve months, and $1.3 million is classified under “operating lease liabilities, non-current”.

License Agreements

The Company has entered into license agreements with Adimab and WuXi Biologics (see Note 7).

Other Agreements

In November 2022, the Company entered into the PHP MSA (see Note 8). Concurrently with the PHP MSA, the Company entered into the PHP Work Order, pursuant to which PHP agreed to advise and counsel the Company regarding clinical development and regulatory matters with respect to its product candidates. The PHP Work Order was effective for six months from November 2022 and terminated in accordance with its terms in May 2023. As compensation for the services and deliverables under the PHP Work Order, the Company paid PHP a cash fee of $0.5 million per month during the term of the PHP Work Order for an Aggregate Fee of $3.0 million.

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

In November 2022, WuXi Biologics reassigned the remaining contractually binding adintrevimab drug substance batches under the Commercial Manufacturing Agreement to contractually binding NVD200 drug substance batches under its Clinical Master Services Agreement. In March 2023, WuXi Biologics reassigned the remaining contractually binding NVD200 drug substance batches to VYD222 drug substance batches.

In March 2023, the remaining amount of the low eight-figure credit was applied to WuXi Biologics services as a reduction of research and development expenses and a reduction of accounts payable.

As of June 30, 2023, the total remaining cost of contractually binding VYD222 drug substance batches to be manufactured under the Clinical Master Services Agreement was less than $0.1 million, which is expected to be incurred and paid in 2023. As of June 30, 2023, $8.9 million related to the contractually binding VYD222 drug substance batches was included in accounts payable and accrued expenses, which is expected to be paid in the second half of 2023.

In June 2023, the Company committed to a noncancelable purchase obligation related to the procurement of resin for future use in VYD222 drug substance batches under the Commercial Manufacturing Agreement. The total costs of contractually binding resin to be incurred by the Company is $10.4 million.

In July 2023, the Company committed to a noncancelable purchase obligation related to the procurement of materials to be used in VYD222 drug substance and drug product batches under the Commercial Manufacturing Agreement. The total costs of contractually binding materials to be incurred by the Company is $4.3 million.

Unless earlier terminated, the Commercial Manufacturing Agreement remains in effect for an initial period of five years and thereafter automatically renews for further successive periods of five years each. Either party may terminate the agreement upon the breach or default by the other party, other than a non-payment breach, that is not cured within 90 days after notice. Both parties are also entitled to terminate the Commercial Manufacturing Agreement if the other party becomes insolvent or is the subject of a petition in bankruptcy or of any other related proceeding or event. Either party may terminate either the Commercial Manufacturing Agreement in its entirety, or an individual order, (i) to the extent the other party suffers a force majeure event that is continuing for a predefined period of time and (ii) if the other party fails to make a payment when due under the arrangement and such non-payment is not cured within 30 days after notice. Until regulatory approval and future economic benefit is probable, the Company will continue to expense costs related to batches manufactured under the Commercial Manufacturing Agreement.

Other Contracts

The Company enters into agreements with third parties in the ordinary course of business for various products and services, including those related to research, preclinical and clinical operations, manufacturing and support, supply chain, and distribution. These contracts do not contain any material minimum purchase commitments. Certain of these agreements provide for termination rights subject to the payment of termination fees and/or wind-down costs. Under such agreements, the Company is contractually obligated to make certain payments to vendors upon early termination, primarily to reimburse them for their unrecoverable outlays incurred prior to cancellation as well as any amounts owed by the Company prior to early termination. The actual amounts the Company could pay in the future to the vendors under such agreements may differ from the purchase order amounts due to cancellation provisions. The termination fees were not probable of payment as of June 30, 2023 and December 31, 2022.

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

On January 31, 2023, a securities class action lawsuit captioned Brill v. Invivyd, Inc., et. al., Case No. 1:23-CV-10254-LTS, was filed against the Company and certain of its former officers in the U.S. District Court for the District of Massachusetts. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder on the basis of purportedly materially false and misleading statements and omissions concerning ADG20’s effectiveness against the Omicron variant of COVID-19. The complaint seeks, among other things, unspecified damages, attorneys’ fees, expert fees, and other costs. The court appointed lead plaintiffs for the action on June 28, 2023, and has set an August 23, 2023 deadline for lead plaintiffs to file an amended complaint.

The Company believes that is has strong defenses and it intends to vigorously defend against this action. The lawsuit is in early stages, and, at this time, no assessment can be made as to the likely outcome or whether the outcome will be material to the Company.

Additionally, the Company received a request from the SEC, dated March 22, 2023, for documents and information concerning, among other matters, the Company’s testing and analysis of the efficacy of ADG20 against Omicron and other COVID-19 variants, its public statements regarding the potential use of ADG20 against the Omicron variant, and related communications with investors and the media. By letter dated August 9, 2023, the SEC notified the Company that the SEC had concluded its investigation and does not intend to recommend any action against the Company.

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

10. Common Stock

Shares Reserved for Future Issuance

As of June 30, 2023, the Company had reserved 43,638,367 shares of common stock for the exercise of outstanding stock options and the issuance of awards available for grant under the Company’s 2020 Equity Incentive Plan, 2021 Equity Incentive Plan and 2021 Employee Stock Purchase Plan (see Note 11).

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

In May 2023, the Company repurchased 46,600 shares of unvested restricted common stock at the original purchase price upon a termination of service of an employee during the vesting period. The shares of common stock repurchased were recorded as treasury stock. The fair value of the repurchased common stock was insignificant. In June 2023, the Company retired the 46,600 shares of treasury stock. Upon retirement, the shares were redesignated as authorized but unissued shares of the Company’s common stock.

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

As of June 30, 2023, there were 6,742,631 shares authorized to be issued upon the exercise of outstanding stock option grants and no shares reserved for future issuance under the 2020 Plan.

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

As of June 30, 2023, there was an aggregate of 42,510,161 shares authorized to be issued under the 2020 Plan and the 2021 Plan, which includes 6,742,631 and 15,078,617 shares authorized to be issued upon the exercise of outstanding stock option grants from the 2020 Plan and 2021 Plan, respectively, and 0 and 20,688,913 shares reserved for future issuance under the 2020 Plan and 2021 Plan, respectively.

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

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of stock options granted:

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2023	2022	2023	2022
Expected term (in years)	6.0	5.8	5.9	6.0
Expected volatility	68.8%	74.6%	69.1%	72.7%
Risk-free interest rate	3.7%	3.1%	3.6%	2.0%
Expected dividend yield	—%	—%	—%	—%

Stock Option Activity

The following table summarizes the Company’s stock option activity since December 31, 2022:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2022	23,239,391	$7.01	7.9	$1,594
Granted	4,616,889	$1.85
Exercised	(678,643)	$0.78
Forfeited	(5,356,389)	$7.78
Outstanding at June 30, 2023	21,821,248	$5.92	8.2	$389
Vested and expected to vest at June 30, 2023	21,821,248	$5.92	8.2	$389
Options exercisable at June 30, 2023	7,115,594	$7.69	7.1	$199

The weighted-average grant date fair value of stock options granted during the three and six months ended June 30, 2023 was $0.86 and $1.18, respectively, per share. The weighted-average grant date fair value of stock options granted during the three and six months ended June 30, 2022 was $2.07 and $3.88, respectively, per share.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair market value of the common stock for the options that had exercise prices lower than the estimated fair value of the Company's common stock at June 30, 2023 and 2022.

The total intrinsic value of stock options exercised was $0.1 million and $0.4 million for the three and six months ended June 30, 2023, respectively. The total intrinsic value of stock options exercised was $0.3 million and $0.6 million for the three and six months ended June 30, 2022, respectively.

Early Exercise of Stock Options into Restricted Stock

The Company’s restricted stock activity during the six months ended June 30, 2023 was solely due to shares of restricted common stock issued pursuant to the permitted early exercise of stock options as permitted under the 2020 Plan prior to amendments to the 2020 Plan. The 2021 Plan does not permit early exercise of stock options. Shares of common stock issued upon exercise of unvested stock options are restricted and continue to vest in accordance with the original vesting schedule applicable to the associated stock option award. The Company has the right to repurchase any unvested shares of restricted common stock, at the original purchase price, upon any voluntary or involuntary termination of the service relationship during the vesting period.

A summary of the Company’s unvested common stock from option early exercises that is subject to repurchase by the Company is as follows:

Number of Shares
Unvested restricted stock at December 31, 2022	360,333
Issued	—
Vested	(75,165)
Repurchased	(253,402)
Unvested restricted stock at June 30, 2023	31,766

Proceeds from the early exercise of stock options are recorded as an early-exercise liability on the condensed consolidated balance sheets. The liability for unvested common stock subject to repurchase is then reclassified to common stock and additional paid-in capital as the Company’s repurchase right lapses. Shares issued pursuant to the early exercise of stock options are not considered to be outstanding for accounting purposes until the shares vest. As of both June 30, 2023 and December 31, 2022, the liability related to the payments for unvested shares from early-exercised options was less than $0.1 million.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense (service-based stock options and employee stock purchase plan) in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$1,618	$3,382	$3,881	$6,535
Selling, general and administrative	3,059	2,979	6,196	1,809
	$4,677	$6,361	$10,077	$8,344

As of June 30, 2023, total unrecognized stock-based compensation expense related to unvested stock-based awards was $42.7 million, which is expected to be recognized over a weighted-average period of 2.6 years.

2021 Employee Stock Purchase Plan

In July 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (the ‘‘2021 ESPP’’), which became effective immediately prior to and contingent upon the execution of the underwriting agreement related to the Company’s IPO. A total of 1,342,773 shares of common stock were initially reserved for issuance under the 2021 ESPP. There were 214,567 shares issued under the 2021 ESPP as of June 30, 2023. The number of shares of common stock that may be issued under the 2021 ESPP will automatically increase on the first day of each calendar year, beginning on January 1, 2022 and continuing through January 1, 2031, by an amount equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the calendar month before the date of each automatic increase, (ii) 2,685,546 shares and (iii) an amount determined by the Company’s board of directors. The number of shares to be issued under the 2021 ESPP did not increase on January 1, 2023 as determined by the Company's board of directors. The first offering under the 2021 ESPP was June 6, 2022. As of June 30, 2023, 1,128,206 shares remained available for issuance under the 2021 ESPP. During the three and six months ended June 30, 2023, the Company recognized less than $0.1 million in related stock-based compensation expense.

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

There were no warrants issued during the three and six months ended June 30, 2023. As of June 30, 2023, there were 6,824,712 warrants outstanding at a weighted average exercise price of $3.48, with a weighted-average remaining contractual term of 9.39 years.

12. Income Taxes

For the three and six months ended June 30, 2023 and 2022, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period, due to its uncertainty of realizing a benefit from those items. Substantially all of the Company’s operating losses since inception have been generated in the U.S.

13. Defined Contribution Plan

The Company maintains a 401(k) Plan (the “401(k) Plan”) for the benefit of eligible employees. The 401(k) Plan is a defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986 that covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Pursuant to the terms of the 401(k) Plan, the Company is required to make non-elective contributions of 3% of eligible participants’ compensation. For both the three and six months ended June 30, 2023, the Company contributed $0.1 million and $0.3 million, respectively, to the 401(k) Plan. For the three and six months ended June 30, 2022, the Company contributed $0.2 million and $0.4 million, respectively, to the 401(k) Plan.

14. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(50,228)	$(50,990)	$(85,549)	$(151,656)
Denominator:
Weighted-average common shares outstanding, basic and diluted	109,450,071	108,166,890	109,119,630	108,019,051
Net loss per share attributable to common stockholders, basic and diluted	$(0.46)	$(0.47)	$(0.78)	$(1.40)

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

	For the Six Months Ended June 30,
	2023	2022
Stock options to purchase common stock	21,821,248	19,936,084
Unvested restricted common stock	31,766	480,443
Warrants to purchase common stock	6,824,712	—
	28,677,726	20,416,527

15. Related Party Transactions

As of June 30, 2023 and December 31, 2022, an aggregate of $0.2 million and $0.3 million, respectively, was due to Adimab under the Adimab Assignment Agreement, the Adimab Collaboration Agreement, the Adimab Platform Transfer Agreement and the Adimab DNA Sequencing Services Agreement (as defined below) by the Company. As of June 30, 2023 and December 31, 2022, no amounts were due to the Company from Adimab under the Adimab Assignment Agreement, the Adimab Collaboration Agreement, the Adimab Platform Transfer Agreement or the Adimab DNA Sequencing Services Agreement.

Adimab Assignment Agreement

Under the Adimab Assignment Agreement, Adimab, a principal stockholder of the Company, is entitled to receive milestone and royalty payments upon specified conditions and receives payments from the Company for providing ongoing services under the agreement (see Note 7).

During the three and six months ended June 30, 2023, the Company recognized $0 and $0.4 million, respectively, as IPR&D expense with respect to a milestone payable under the Adimab Assignment Agreement. During the three and six months ended June 30, 2023, the Company did not recognize any IPR&D expense with respect to contingent consideration payable under the Adimab Assignment Agreement.

During the three and six months ended June 30, 2023, the Company did not recognize any research and development expense with respect to services performed by Adimab on the Company's behalf under the Adimab Assignment Agreement. During the three and six months ended June 30, 2022, the Company recognized $0.2 million and $0.5 million, respectively, of research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Assignment Agreement.

Adimab Collaboration Agreement

Under the Adimab Collaboration Agreement, the Company is obligated to pay Adimab for certain fees, milestones and royalty payments (see Note 7).

During both the three and six months ended June 30, 2023 and 2022, the Company recognized $1.3 million and $2.6 million, respectively, of research and development expense related to the quarterly fee.

During the three and six months ended June 30, 2023, the Company recognized $0.2 million and $0.4 million, respectively, of research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Collaboration Agreement. During the three and six months ended June 30, 2022, the Company recognized $0.6 million and $1.0 million, respectively, of research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Collaboration Agreement.

Adimab Platform Transfer Agreement

Under the Adimab Platform Transfer Agreement, the Company is obligated to pay Adimab for certain fees, milestones and royalty payments (see Note 7).

During the three and six months ended June 30, 2023, the Company did not recognize any expense in connection with the Adimab Platform Transfer Agreement. The Adimab Platform Transfer Agreement was not effective during the three and six months ended June 30, 2022.

Adimab DNA Sequencing Services Agreement

On May 9, 2023, the Company entered into a Services Agreement with Adimab for Adimab to perform DNA sequencing on yeast samples provided by the Company, and the delivery of the resulting data and information to the Company (the “Adimab DNA Sequencing Services Agreement”). In exchange for the services performed, the Company will pay Adimab a fee for each yeast-derived DNA template sample present in the well within the sequencer plate.

During the three and six months ended June 30, 2023, the Company recognized less than $0.1 million of research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab DNA Sequencing Services Agreement.

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

As of June 30, 2023, no amounts were due to any member of the Mithril Group by the Company, and no amounts were due from any member of the Mithril Group to the Company.

Population Health Partners, L.P.

Under the PHP MSA and PHP Work Order, the Company was obligated to pay cash compensation for services and deliverables (see Note 8). Clive Meanwell, M.D. and Tamsin Berry, members of the Company’s board of directors, are Managing Partner and Partner of PHP, respectively.

During the three and six months ended June 30, 2023, the Company recognized $0.8 million and $2.3 million, respectively, of research and development expense with respect to services performed by PHP in connection with the PHP Work Order, which terminated in accordance with its terms in May 2023. The agreements with PHP were not effective during the three and six months ended June 30, 2022.

As of June 30, 2023, no amounts were due to PHP by the Company, and no amounts were due from PHP to the Company.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, and are not guarantees of future performance. The words “may,” “anticipate,” “believe,” “could,” “expect,” “intends,” “might,” “plan,” “possible,” “potential,” “aim,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These statements speak only as of the date of this Quarterly Report on Form 10-Q and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements include, without limitation, statements about the following:

•
the anticipated timing, design, progress and results of preclinical studies and clinical trials of our product candidates, including statements regarding initiation or completion of studies or trials and related preparatory work, the period during which results of any studies or trials will become available, and potential regulatory submissions, with respect to our VYD222 program and other research and development programs;
•
the design of VYD222 for broad neutralization activity against SARS-CoV-2 variants and the potential for neutralization activity against Omicron sublineages following XBB1.5 and future SARS-CoV-2 variants;
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
•
the possibility for VYD222 and anticipated follow-on monoclonal antibody (“mAb”) candidates to follow a potential development pathway for mAbs using immunobridging via serum neutralizing titers and previously generated clinical trial data from a prototype antibody, and our plans to leverage this immunobridging pathway in the U.S. to accelerate the clinical development of VYD222 and anticipated follow-on mAb candidates, with adintrevimab or future proprietary mAbs serving as the prototype;
•
our ability to produce additional candidates optimized to stay ahead of the evolving SARS-CoV-2 virus;
•
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
•
our belief that we have sufficient cash resources to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2024;
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

In June and July 2023, we announced positive initial data from an ongoing Phase 1 clinical trial of VYD222, a mAb candidate in development for the prevention of symptomatic COVID-19 in vulnerable populations, such as immunocompromised people. The Phase 1 randomized, blinded, placebo-controlled, dose-ranging trial, which is being conducted in Australia, is evaluating the safety, pharmacokinetics, tolerability, and serum virus neutralizing activity of VYD222 in healthy adult volunteers. The Phase 1 dose-ranging trial is evaluating three different doses of VYD222, each administered as a single intravenous (“IV”) push. In May 2023, we completed the dosing of all participants in the Phase 1 clinical trial. Initial Phase 1 data announced in June and July 2023 showed that a single administration of VYD222 was generally well-tolerated at all three dose levels tested with no serious adverse events having been reported. Serum samples from all dose levels tested showed robust neutralization activity against Omicron XBB.1.5 at Day 7. Analysis of the serum neutralizing activity from samples collected at different timepoints across all dose cohorts is ongoing, as is detailed pharmacokinetic analysis and modeling.

In June 2023, we also announced that we reached general alignment with the U.S. Food and Drug Administration (the “FDA”) on a pathway to potential emergency use authorization (“EUA”) for VYD222 and anticipated follow-on mAb candidates designed to prevent symptomatic COVID-19. We plan to leverage this pathway in the U.S., which includes the use of serum neutralizing titers as a correlate of protection (surrogate of clinical efficacy) in an immunobridging approach to a pivotal clinical trial of VYD222. Based on FDA feedback, the use of a correlate of protection in an immunobridging approach to a pivotal EUA-directed clinical trial may be a reasonable approach for a new mAb candidate when clinical trial data from a “prototype” mAb is available, provided that the new mAb candidate: (1) is similar to the prototype mAb such that it leverages a consistent manufacturing platform and has limited structural and functional differences, and (2) has supportive nonclinical data, such as favorable in vitro neutralization data against currently circulating SARS-CoV-2 variants. We plan to leverage this immunobridging pathway in the U.S. to accelerate the clinical development of VYD222 and anticipated follow-on mAb candidates, with adintrevimab or future proprietary mAbs serving as the prototype.

In August 2023, we announced our plans to initiate a pivotal clinical trial of VYD222, referred to as the CANOPY trial, using a surrogate endpoint to generate the clinical data needed to enable a potential EUA submission for the prevention of symptomatic COVID-19. We plan to enroll approximately 750 participants in the CANOPY trial across two cohorts in parallel. For Cohort A, which is expected to enroll approximately 300 participants who are significantly immunocompromised, we plan to use serum neutralizing titers against relevant SARS-CoV-2 variants at Day 28 as the primary efficacy endpoint. The primary efficacy analysis will use an immunobridging approach comparing data obtained in the CANOPY trial for VYD222 to certain historical data from our previous Phase 2/3 clinical trial of adintrevimab for the prevention of symptomatic COVID-19 (EVADE), in which serum neutralizing titers correlated with observed clinical efficacy. All Cohort A participants will receive VYD222 administered via IV infusion. For Cohort B, which is expected to enroll approximately 450 participants at risk of exposure to SARS-CoV-2, the primary endpoint will be safety and tolerability. Secondary and exploratory endpoints will include serum neutralizing titers and clinical efficacy. Cohort B participants will be randomized 2:1 to receive VYD222 or placebo administered via IV infusion. We plan to initiate the CANOPY trial with a 4500 mg dose of VYD222. We expect to have initial primary endpoint data from the CANOPY trial by approximately the end of 2023.

VYD222 is our second mAb candidate to enter clinical testing. VYD222 was designed for broad activity and has demonstrated in vitro neutralizing activity against prior and current SARS-CoV-2 variants of concern (“VoCs”), including Omicron sublineages up to and through XBB.1.5. VYD222 was engineered from adintrevimab, our investigational mAb that has a robust safety data package and demonstrated clinically meaningful results in global Phase 2/3 clinical trials for both the prevention and treatment of COVID-19. We believe that the adintrevimab clinical data package has the potential to support accelerated development of VYD222.

Beyond VYD222, we plan to leverage our expanded laboratory capabilities and integrated discovery platform to produce additional candidates optimized to stay ahead of the evolving SARS-CoV-2 virus. We have multiple anti-SARS-CoV-2 mAb candidates in the discovery/preclinical stage and recently nominated an additional candidate for further preclinical characterization. In addition, we continue to engage with regulatory agencies with the goal of streamlining the development of novel antibodies to protect immunocompromised and other high-risk populations against the evolving SARS-CoV-2 virus. We are also developing our commercialization approach to determine how best to bring our product candidates, if authorized or approved, to these populations.

Globally, COVID-19 has caused millions of deaths and lasting health problems in many survivors and remains a significant global health crisis. COVID-19 persists and continues to impact patients, notably those who are immune compromised, and combating this disease will require a variety of effective and safe prevention and treatment options for years to come. By leveraging our capabilities, which we have developed through our experience with adintrevimab and over three years in the COVID-19 space, we aim to develop a continuous repertoire of SARS-CoV-2 neutralizing mAbs to keep pace with viral evolution. We believe this ‘serial monotherapy’ approach would ensure that novel mAbs would be available if and when an authorized mAb loses activity against predominant circulating variants, with the goal of ensuring that vulnerable populations would never be left without effective prophylaxis against COVID-19 as the SARS-CoV-2 virus continues to mutate.

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

Since our inception, we have incurred significant losses, including a net loss of $85.5 million for the six months ended June 30, 2023. As of June 30, 2023, we had an accumulated deficit of $619.0 million. We expect to continue to incur significant expenses and recognize losses in the foreseeable future as we expand and progress our research and development activities, as well as the associated manufacturing activities and commercialization efforts. In addition, our losses from operations may fluctuate significantly from period to period depending on the timing of our clinical trials and our expenditures on other research and development activities, including any associated manufacturing activities, and commercialization efforts. Our expenses could increase substantially in connection with our ongoing activities, as we:

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
•
pursue marketing approvals or EUAs and reimbursement for our product candidates;
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

We do not anticipate generating revenue from product sales, including government supply contracts, unless and until we successfully complete clinical development and obtain marketing approvals or EUAs for one or more of our product candidates. We would expect to explore a range of commercial go-to-market approaches, including building our own commercial organization, outsourcing to contract sales and marketing organizations, and/or partnering with other biopharmaceutical companies with established sales, marketing, and market access capabilities, in anticipation of potential EUA or marketing approval for any of our product candidates for the prevention and/or treatment of COVID-19. Accordingly, if we obtain marketing approval or EUA for any of our product candidates, we will incur significant additional commercialization expenses related to product manufacturing, marketing, sales and distribution.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities of $298.4 million as of June 30, 2023, will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”

Impact of COVID-19 on Our Operations

COVID-19 continues to present public health and economic challenges around the world. The full impact of the COVID-19 pandemic remains uncertain, and such impact may directly or indirectly affect the potential commercial prospects of VYD222 and other product candidates for the prevention and treatment of COVID-19. The evolution of the disease and the continued emergence of VoCs, and the availability, administration and acceptance of vaccines, mAbs, antiviral agents, and other therapeutic modalities may affect the design and enrollment of our clinical trials, the potential regulatory authorization or approval of our product candidates, the availability of funding and partnership opportunities, and the commercialization of our product candidates, if authorized or approved.

In addition, our business and operations may be more broadly adversely affected by the COVID-19 pandemic. It is not possible to determine the scale and rate of economic recovery from the COVID-19 pandemic, supply chain disruptions, and labor availability and costs, or the impact of other indirect factors that may be attributable to the pandemic. The ultimate extent to which COVID-19 directly or indirectly impacts our business, financial condition, operations, and product development timelines and plans remains uncertain and will depend on future developments, including the duration and spread of outbreaks and the continued emergence of VoCs, actions taken to prevent or treat COVID-19, and its economic impact on local, regional, national and international markets. To date, we have experienced some delays and disruptions in our development activities as a result of the COVID-19 pandemic. Some of our CROs, CDMOs and other service providers have also been impacted. We will continue to monitor developments as we address uncertainties relating to the COVID-19 pandemic. Additionally, if the financial markets and/or the overall economy are impacted for an extended period as a result of the COVID-19 pandemic or otherwise, our results and operations may be materially adversely affected and may affect our ability to raise capital.

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
•
potential significant and changing government regulation, regulatory guidance and requirements and evolving treatment guidelines; and
•
the impact of any business interruptions to our operations or those of third parties with which we work, including as a result of the COVID-19 pandemic.

A change in the outcome of any of these variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of that product candidate. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others.

In emergency situations, such as a pandemic, and with a declaration of a public health emergency by the U.S. Secretary of the Department of Health and Human Services (“HHS”), the FDA has the authority to issue an EUA. While the COVID-19 public health emergency declared by HHS under the Public Health Service Act expired on May 11, 2023, this does not impact the FDA’s ability to authorize COVID-19 drugs and biological products for emergency use. The FDA may continue to issue new EUAs going forward when criteria for issuance are met. Such ability arises from the EUA declaration and determination issued pursuant to the Federal Food, Drug, and Cosmetic Act (the “FDCA”), which remain in effect unless or until the HHS Secretary terminates such declaration and determination, at which point EUAs based on such declaration would cease to be in effect and the FDA may no longer issue EUAs for products covered by such declaration. There can be no assurance that the public health emergency in the U.S. declared under the FDCA will continue to be in place for an extended period of time, that any of our product candidates will be granted an EUA by the FDA, if we apply for such an authorization, or that we would be able to maintain an EUA, if received, for an extended period of time.

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

In June 2022, and subsequently amended in September 2022, we entered into a lease agreement for dedicated laboratory and office space in Newton, Massachusetts for research and development purposes. Through June 30, 2023, we have operated as a hybrid company with employees working at our corporate headquarters and remotely. We have not incurred material operating expenses for the rent, maintenance and insurance of facilities, or for the depreciation of fixed assets.

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

Results of Operations

Comparison of the three months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,	Three Months Ended June 30,
(in thousands)	2023	2022	Change
Operating expenses:
Research and development	$43,618	$37,129	$6,489
Acquired in-process research and development	150	—	150
Selling, general and administrative	10,107	14,620	(4,513)
Total operating expenses	53,875	51,749	2,126
Loss from operations	(53,875)	(51,749)	(2,126)
Other income
Other income	3,647	759	2,888
Total other income	3,647	759	2,888
Net loss	$(50,228)	$(50,990)	$762

The following discussion presents the components of our expenses for the periods presented:

Research and Development Expenses

	Three Months Ended June 30,	Three Months Ended June 30,
(in thousands)	2023	2022	Change
Direct, external research and development expenses by program:
Adintrevimab	$612	$23,213	$(22,601)
VYD222	31,452	—	31,452
Unallocated research and development expenses:
Personnel-related costs	6,501	9,197	(2,696)
External discovery-related and other costs	5,053	4,719	334
Total research and development expenses	$43,618	$37,129	$6,489

Research and development expenses were $43.6 million for the three months ended June 30, 2023, compared to $37.1 million for the three months ended June 30, 2022. The $6.5 million increase in research and development expenses was primarily due to the following:

•
The decrease in direct costs related to our adintrevimab program of $22.6 million was primarily due to a $7.3 million and a $13.0 million decrease in our contract manufacturing and contract research expenses, respectively, driven by expenses incurred for our adintrevimab clinical trials and manufacturing during the three months ended June 30, 2022, for which there was no comparable spend during the three months ended June 30, 2023. In addition, other external and non-clinical expenses related to our adintrevimab program decreased by $2.3 million.
•
The increase in direct costs related to our VYD222 program was due to the nomination of our VYD222 product candidate in 2023 to proceed to IND-enabling activities. The costs were primarily related to contract manufacturing expenses for VYD222 commercial manufacturing.
•
Personnel-related costs, including salaries, bonuses, benefits and other compensation-related costs were $4.9 million and stock-based compensation expense was $1.6 million for the three months ended June 30, 2023, compared to personnel-related costs of $5.8 million and stock-based compensation expense of $3.4 million for the three months ended June 30, 2022. The decrease in personnel-related costs of $2.7 million was primarily due to a reduction in headcount, including a decrease in stock-based compensation expense of $1.8 million.
•
The increase in external discovery-related and other costs of $0.3 million was primarily due to an increase in contract manufacturing expenses related to our pipeline candidates of $0.6 million and an increase in other external costs of $0.5 million, partially offset by a decrease of $0.8 million related to the termination of a Research Collaboration and License Agreement with The Scripps Research Institute in 2022.

Acquired In-Process Research and Development (“IPR&D”) Expenses

IPR&D expenses of $0.2 million for the three months ended June 30, 2023 consisted entirely of license fees due to WuXi Biologics under the Cell Line License Agreement.

There was no IPR&D expense recognized during the three months ended June 30, 2022.

Selling, General and Administrative Expenses

	Three Months Ended June 30,	Three Months Ended June 30,
(in thousands)	2023	2022	Change
Personnel-related costs	$5,484	$5,784	$(300)
Professional and consultant fees	4,322	8,245	(3,923)
Other	301	591	(290)
Total selling, general and administrative expenses	$10,107	$14,620	$(4,513)

Selling, general and administrative expenses were $10.1 million for the three months ended June 30, 2023, compared to $14.6 million for the three months ended June 30, 2022. The $4.5 million decrease in selling, general and administrative expenses was primarily due to the following:

•
Personnel-related costs, including salaries, bonuses, benefits and other compensation-related costs were $2.4 million and stock-based compensation expense was $3.1 million for the three months ended June 30, 2023, compared to personnel-related costs of $2.8 million and stock-based compensation expense of $3.0 million for the three months ended June 30,

2022. The decrease in personnel-related costs of $0.3 million was primarily due to a reduction in headcount for the three months ended June 30, 2023.
•
The decrease in professional and consultant fees of $3.9 million was primarily due to a $3.1 million decrease in legal fees incurred for the three months ended June 30, 2022, for which there was no comparable spend for the three months ended June 30, 2023, a decrease in director and officer insurance premiums of $0.5 million and a decrease in commercial costs of $0.3 million.
•
Other costs remained relatively consistent between periods.

Other Income

Other income was $3.6 million for the three months ended June 30, 2023, consisting primarily of $1.6 million of interest earned on our invested cash balances and $2.0 million of net accretion of discounts related to our marketable securities.

Other income was $0.8 million for the three months ended June 30, 2022, consisting primarily of interest earned on invested cash balances.

Comparison of the six months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2023	2022	Change
Operating expenses:
Research and development	$70,819	$129,164	$(58,345)
Acquired in-process research and development	975	—	975
Selling, general and administrative	21,152	23,324	(2,172)
Total operating expenses	92,946	152,488	(59,542)
Loss from operations	(92,946)	(152,488)	59,542
Other income (expense):
Other income (expense), net	7,397	832	6,565
Total other income (expense), net	7,397	832	6,565
Net loss	$(85,549)	$(151,656)	$66,107

The following discussion presents the components of our expenses for the periods presented:

Research and Development Expenses

	Six Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2023	2022	Change
Direct, external research and development expenses by program:
Adintrevimab	$3,149	100,796	$(97,647)
VYD222	40,367	—	40,367
Unallocated research and development expenses:
Personnel-related costs	13,797	18,709	(4,912)
External discovery-related and other costs	13,506	9,659	3,847
Total research and development expenses	$70,819	$129,164	$(58,345)

Research and development expenses were $70.8 million for the six months ended June 30, 2023, compared to $129.2 million for the six months ended June 30, 2022. The $58.4 million decrease in research and development expenses was primarily due to the following:

•
The decrease in direct costs related to our adintrevimab program of $97.6 million was primarily due to a $60.5 million and a $32.7 million decrease in our contract manufacturing and contract research expenses, respectively, driven by expenses incurred for our adintrevimab clinical trials and manufacturing during the six months ended June 30, 2022, for which there was no comparable spend during the six months ended June 30, 2023. In addition, other external and non-clinical expenses related to our adintrevimab program decreased by $4.4 million.

•
The increase in direct costs related to our VYD222 program was due to the nomination of our VYD222 product candidate in 2023 to proceed to IND-enabling activities. The costs were primarily related to contract manufacturing expenses for VYD222 commercial manufacturing.
•
Personnel-related costs, including salaries, bonuses, benefits and other compensation-related costs were $9.9 million and stock-based compensation expense was $3.9 million for the six months ended June 30, 2023, compared to personnel-related costs of $12.2 million and stock-based compensation expense of $6.5 million for the six months ended June 30, 2022. The decrease in personnel-related costs of $4.9 million was primarily due to a reduction in headcount, including a decrease in stock-based compensation expense of $2.6 million.
•
The increase in external discovery-related and other costs of $3.8 million was primarily due to an increase in contract manufacturing expenses related to our pipeline candidates of $3.7 million and an increase in other external costs of $1.8 million, partially offset by a decrease in non-clinical and clinical trial costs of $1.7 million.

Acquired In-Process Research and Development (“IPR&D”) Expenses

IPR&D expenses of $1.0 million for the six months ended June 30, 2023 consisted of a $0.4 million milestone payment that became due to Adimab in March 2023 upon dosing of the first subject in a Phase 1 clinical trial evaluating VYD222 under the Adimab License Agreement and $0.6 million in license fees due to WuXi Biologics under the Cell Line License Agreement.

There was no IPR&D expense recognized during the six months ended June 30, 2022.

Selling, General and Administrative Expenses

	Six Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2023	2022	Change
Personnel-related costs	$11,752	$7,426	$4,326
Professional and consultant fees	8,502	14,906	(6,404)
Other	898	992	(94)
Total selling, general and administrative expenses	$21,152	$23,324	$(2,172)

Selling, general and administrative expenses were $21.2 million for the six months ended June 30, 2023, compared to $23.3 million for the six months ended June 30, 2022. The $2.1 million decrease in selling, general and administrative expenses was primarily due to the following:

•
Personnel-related costs, including salaries, bonuses, benefits and other compensation-related costs were $5.6 million and stock-based compensation expense was $6.2 million for the six months ended June 30, 2023, compared to personnel-related costs of $5.6 million and a stock-based compensation credit of $1.8 million for the six months ended June 30, 2022. The increase in personnel-related costs of $4.3 million was primarily due to the reversal of stock-based compensation expense related to the forfeiture of stock options in conjunction with the resignation of our former Chief Executive Officer and President during the six months ended June 30, 2022.
•
The decrease in professional and consultant fees of $6.4 million was primarily due to a $4.6 million decrease in legal fees incurred for the six months ended June 30, 2022, a decrease in director and officer insurance premiums of $1.0 million and a decrease in commercial costs of $0.8 million.
•
Other costs remained relatively consistent between periods.

Other Income

Other income was $7.4 million for the six months ended June 30, 2023, consisting primarily of $2.7 million of interest earned on our invested cash balances and $4.7 million of net accretion of discounts related to our marketable securities.

Other income was $0.8 million for the six months ended June 30, 2022, consisting primarily of interest earned on invested cash balances.

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

As of June 30, 2023, we had cash, cash equivalents and marketable securities of $298.4 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(78,572)	$(116,441)
Net cash provided by investing activities	107,631	48,983
Net cash provided by financing activities	812	119
Net increase (decrease) in cash and cash equivalents	$29,871	$(67,339)

Operating Activities

During the six months ended June 30, 2023, operating activities used $78.6 million of cash, primarily due to our net loss of $85.5 million, partially offset by non-cash charges of $6.5 million. Net cash used in changes in our operating assets and liabilities consisted of a $6.6 million decrease in prepaid expenses and other current assets, partially offset by a $2.6 million increase in accounts payable, and a $5.3 million increase in accrued expenses. The increase in accounts payable and accrued expenses was primarily due to the timing of vendor invoicing and payments. The decrease in prepaid expenses and other current assets was primarily due to up-front payments related to our Phase 1 clinical trial for VYD222 and up-front payments to WuXi Biologics for manufacturing costs.

During the six months ended June 30, 2022, operating activities used $116.4 million of cash, primarily due to our net loss of $151.7 million, partially offset by non-cash charges of $8.8 million. Net cash provided by changes in our operating assets and liabilities consisted of a $8.4 million increase in accounts payable, partially offset by a $18.8 million decrease in prepaid expenses and other current assets, a $3.7 million decrease in accrued expenses, and a $3.0 million decrease in other non-current assets. The increase in accounts payable and decrease in accrued expenses was primarily due to the timing of vendor invoicing and payments. The decrease in prepaid expenses and other current assets and the decrease in other non-current assets was primarily due to our utilization of WuXi Biologics manufacturing deposits.

Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2023 consisted of $199.4 million in maturities of marketable securities, offset by $91.2 million in purchases of investments and $0.6 million in purchases of property and equipment.

Net cash provided by investing activities during the six months ended June 30, 2022 primarily consisted of $49.0 million in maturities of marketable securities.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2023 consisted of $0.7 million from exercises of stock options and $0.1 million from issuance of common stock under the employee stock purchase plan.

Net cash provided by financing activities during the six months ended June 30, 2022 primarily consisted of $0.1 million from exercises of stock options.

Funding Requirements

Our expenses could increase in connection with our ongoing activities, particularly as we advance the non-clinical and preclinical studies and the clinical trials of our product candidates, including any associated manufacturing activities, and commercialization efforts. Our funding requirements and timing and amount of our operating expenditures will depend on many factors, including:

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

We believe that our cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

In June 2023, we committed to a noncancelable purchase obligation related to the procurement of resin for future use in VYD222 drug substance batches under the Amended and Restated Commercial Manufacturing Services Agreement with WuXi Biologics (the “Commercial Manufacturing Agreement”). The total costs of contractually binding resin to be incurred by us is $10.4 million. In July 2023, we committed to a noncancelable purchase obligation related to the procurement of materials to be used in VYD222 drug substance and drug product batches under the Commercial Manufacturing Agreement. The total costs of contractually binding materials to be incurred by us is $4.3 million. For additional information, see Note 9 to our condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q. Other than the above noted transactions, during the three and six months ended June 30, 2023, there were no material changes to our contractual obligations from those described in the 2022 Form 10-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On January 31, 2023, a securities class action lawsuit captioned Brill v. Invivyd, Inc., et. al., Case No. 1:23-CV-10254-LTS, was filed against us and certain of our former officers in the U.S. District Court for the District of Massachusetts. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder on the basis of purportedly materially false and misleading statements and omissions concerning ADG20’s effectiveness against the Omicron variant of COVID-19. The complaint seeks, among other things, unspecified damages, attorneys’ fees, expert fees, and other costs. The court appointed lead plaintiffs for the action on June 28, 2023, and has set an August 23, 2023 deadline for lead plaintiffs to file an amended complaint.

We believe that we have strong defenses and we intend to vigorously defend against this action. The lawsuit is in early stages, and, at this time, no assessment can be made as to the likely outcome or whether the outcome will be material to us.

Additionally, we received a request from the SEC, dated March 22, 2023, for documents and information concerning, among other matters, our testing and analysis of the efficacy of ADG20 against Omicron and other COVID-19 variants, our public statements regarding the potential use of ADG20 against the Omicron variant, and related communications with investors and the media. By letter dated August 9, 2023, the SEC notified us that the SEC had concluded its investigation and does not intend to recommend any action against us.

Item 1A. Risk Factors.

Information regarding risks and uncertainties related to our business appears in Part I, Item 1A. “Risk Factors” of our 2022 Form 10-K. There have been no material changes from the risk factors set forth in our 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities; Use of Proceeds

We did not issue any unregistered equity securities during the three months ended June 30, 2023.

Purchases of Equity Securities by the Issuer

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2023 to April 30, 2023	—		—	—	—
May 1, 2023 to May 31, 2023	46,600	(1)	$0.002	—	—
June 1, 2023 to June 30, 2023	—		—	—	—
Total	46,600		$0.002	—	—

(1) We repurchased shares of our common stock that were previously issued upon the early exercise of employee stock options in connection with the exercise of our repurchase right upon cessation of service of certain of our employees and directors.

Item 5. Other Information.

On August 8, 2023, the Board of Directors (the “Board”) of Invivyd, Inc. (the “Company”) designated David Hering, M.B.A., the Company’s Chief Executive Officer, as the Company’s principal financial officer, effective immediately. Mr. Hering will continue to serve as the Company’s Chief Executive Officer.

Mr. Hering, age 49, has served as the Company’s Chief Executive Officer and a member of the Board since July 2022. He previously served as the Company’s Interim Chief Executive Officer from February 2022 until July 2022 and as the Company’s Chief Operating Officer from June 2021 until July 2022. Prior to joining the Company, Mr. Hering served as the Head of the mRNA Global Franchise Business of Pfizer, Inc. from April 2021 to June 2021, the President of North America Vaccines of Pfizer, Inc. from December 2018 to April 2021 and the Vaccines Commercial Officer of Pfizer, Inc. from June 2015 to December 2018. Before joining Pfizer in 2015, Mr. Hering spent seven years at Novartis Vaccines, where he held the position of Head of the North America Region. Mr. Hering received an M.B.A. from Harvard Business School and a B.S. in Operations Research and Industrial Engineering from Cornell University.

Mr. Hering and the Company did not enter into a new compensation plan or arrangement, or modify Mr. Hering’s current compensation arrangement, in connection with Mr. Hering being designated the Company’s principal financial officer. Mr. Hering will continue to be compensated pursuant to that certain Employment Agreement, dated July 5, 2022 and amended on June 15, 2023, between Mr. Hering and the Company. There are also no family relationships between Mr. Hering and any director or executive officer of the Company and Mr. Hering has no direct or indirect interest in any transaction or proposed transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

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

3.3

Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-40703), filed with the Securities and Exchange Commission on May 25, 2023).

3.4

Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 001-40703), filed with the Securities and Exchange Commission on September 13, 2022).

3.5

Amendment No. 1 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 001-40703), filed with the Securities and Exchange Commission on September 13, 2022).

3.6

Delaware Certificate of Change of Registered Agent (incorporated by reference to Exhibit 3.3 of the Company's Registration Statement on Form S-3 (File No. 333-267643), filed with the Securities and Exchange Commission on September 28, 2022).

10.1*+	First Amendment to the Employment Agreement of David Hering by and between the Company and David Hering, dated June 15, 2023.
31.1*

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
+	Indicates management contract or compensatory plan.
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

INVIVYD, INC.

Date: August 10, 2023	By:	/s/ David Hering, M.B.A.
David Hering, M.B.A.
Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)