Form 10-Q
period 2023-09-30
Invivyd, Inc.
filed 2023-11-09
CIK 1832038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 2, 2023, the registrant had 110,114,960 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

INVIVYD, INC.

Condensed Consolidated Balance Sheets

(UNaudited)

(In thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$181,822	$92,076
Marketable securities	83,063	279,915
Prepaid expenses and other current assets	5,218	4,926
Total current assets	270,103	376,917
Property and equipment, net	2,002	2,282
Operating lease right-of-use assets	2,625	3,777
Other non-current assets	187	191
Total assets	$274,917	$383,167
Liabilities, Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,168	$1,517
Accrued expenses	15,958	21,911
Operating lease liabilities, current	1,638	1,559
Other current liabilities	27	44
Total current liabilities	26,791	25,031
Operating lease liabilities, non-current	927	2,165
Other non-current liability	700	—
Early-exercise liability	—	1
Total liabilities	28,418	27,197
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Preferred stock (undesignated), $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized, 109,846,329 shares issued and outstanding at September 30, 2023; 109,044,046 shares issued and outstanding at December 31, 2022	11	11
Additional paid-in capital	904,905	889,657
Accumulated other comprehensive loss	(2)	(272)
Accumulated deficit	(658,415)	(533,426)
Total stockholders’ equity	246,499	355,970
Total liabilities, preferred stock and stockholders’ equity	$274,917	$383,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVIVYD, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(UNaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development(1)	$25,574	$30,131	$96,393	$159,295
Acquired in-process research and development(2)	4,600	4,000	5,575	4,000
Selling, general and administrative	12,886	13,200	34,038	36,524
Total operating expenses	43,060	47,331	136,006	199,819
Loss from operations	(43,060)	(47,331)	(136,006)	(199,819)
Other income:
Other income	3,620	2,244	11,017	3,076
Total other income	3,620	2,244	11,017	3,076
Net loss	(39,440)	(45,087)	(124,989)	(196,743)
Other comprehensive income (loss)
Unrealized gain on available-for-sale securities, net of tax	20	46	270	54
Comprehensive loss	$(39,420)	$(45,041)	$(124,719)	$(196,689)
Net loss per share attributable to common stockholders, basic and diluted	$(0.36)	$(0.42)	$(1.14)	$(1.82)
Weighted-average common shares outstanding, basic and diluted	109,754,812	108,420,674	109,333,684	108,154,397
(1)
Includes related-party amounts of $1,448 and $6,666 for the three and nine months ended September 30, 2023, respectively, and $1,742 and $6,027 for the three and nine months ended September 30, 2022, respectively (see Note 15).
(2)
Includes related-party amounts of $4,600 and $4,975 for the three and nine months ended September 30, 2023, respectively, and $4,000 for both the three and nine months ended September 30, 2022 (see Note 15).

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVIVYD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2021	110,782,909	$11	468,751	$—	$850,125	$(8)	$(292,109)	$558,019
Vesting of restricted common stock from early-exercised options	—	—	—	—	1	—	—	1
Exercise of stock options	50,353	—	—	—	47	—	—	47
Repurchase of unvested restricted common stock	(1,158,089)	—	1,158,089	—	—	—	—	—
Retirement of treasury stock	—	—	(1,626,840)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,983	—	—	1,983
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	(100,666)	(100,666)
Balances at March 31, 2022	109,675,173	$11	—	$—	$852,156	$—	$(392,775)	$459,392
Exercise of stock options	98,000	—	—	—	76	—	—	76
Repurchase of unvested restricted common stock	(992,648)	—	992,648	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	6,361	—	—	6,361
Net loss	—	—	—	—	—	—	(50,990)	(50,990)
Balances at June 30, 2022	108,780,525	$11	992,648	$—	$858,593	$—	$(443,765)	$414,839
Exercise of stock options	125,000	—	—	—	97	—	—	97
Retirement of treasury stock	—	—	(992,648)	—	—	—	—	—
Issuance of common stock under the employee stock purchase plan	51,876	—	—	—	149	—	—	149
Stock-based compensation expense	—	—	—	—	7,399	—	—	7,399
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	46	—	46
Net loss	—	—	—	—	—	—	(45,087)	(45,087)
Balances at September 30, 2022	108,957,401	$11	—	$—	$866,238	$46	$(488,852)	$377,443

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2022	109,044,046	$11	—	$—	$889,657	$(272)	$(533,426)	$355,970
Vesting of restricted common stock from early-exercised options	—	—	—	—	1	—	—	1
Exercise of stock options	423,203	—	—	—	459	—	—	459
Repurchase of unvested restricted common stock	(206,802)	—	206,802	—	—	—	—	—
Retirement of treasury stock	—	—	(206,802)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	5,400	—	—	5,400
Issuance of common stock under the employee stock purchase plan	55,779	—	—	—	83	—	—	83
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	157	—	157
Net loss	—	—	—	—	—	—	(35,321)	(35,321)
Balances at March 31, 2023	109,316,226	$11	—	$—	$895,600	$(115)	$(568,747)	$326,749
Vesting of restricted common stock from early-exercised options	—	—	—	—	1	—	—	1
Exercise of stock options	255,440	—	—	—	215	—	—	215
Repurchase of unvested restricted common stock	(46,600)	—	46,600	—	—	—	—	—
Retirement of treasury stock	—	—	(46,600)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	4,677	—	—	4,677
Issuance of common stock under the employee stock purchase plan	45,267	—	—	—	56	—	—	56
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	93	—	93
Net loss	—	—	—	—	—	—	(50,228)	(50,228)
Balances at June 30, 2023	109,570,333	$11	—	$—	$900,549	$(22)	$(618,975)	$281,563
Exercise of stock options	230,291	—	—	—	35	—	—	35
Stock-based compensation expense	—	—	—	—	4,264	—	—	4,264
Issuance of common stock under the employee stock purchase plan	45,705	—	—	—	57	—	—	57
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	20	—	20
Net loss	—	—	—	—	—	—	(39,440)	(39,440)
Balances at September 30, 2023	109,846,329	$11	—	$—	$904,905	$(2)	$(658,415)	$246,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVIVYD, INC.

Condensed Consolidated Statements of Cash Flows

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(124,989)	$(196,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	14,341	15,743
Net amortization of premiums and accretion of discounts on marketable securities	(6,256)	92
Amortization of operating lease right-of-use assets	1,152	242
Depreciation expense	360	14
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(292)	22,366
Other non-current assets	4	3,061
Accounts payable	7,685	10,371
Accrued expenses	(5,452)	(27,554)
Operating lease liabilities	(1,159)	(222)
Other current liabilities	(18)	53
Other non-current liabilities	700	(6)
Net cash used in operating activities	(113,924)	(172,583)
Cash flows from investing activities:
Purchases of marketable securities	(91,202)	(140,360)
Maturities of marketable securities	294,583	49,000
Purchases of property and equipment	(615)	(494)
Net cash provided by (used in) investing activities	202,766	(91,854)
Cash flows from financing activities:
Proceeds from exercises of stock options	709	220
Proceeds from issuance of common stock under the employee stock purchase plan	196	149
Payments for repurchases of unvested restricted common stock	(1)	(4)
Net cash provided by financing activities	904	365
Net increase (decrease) in cash and cash equivalents	89,746	(264,072)
Cash and cash equivalents at beginning of period	92,076	542,224
Cash and cash equivalents at end of period	$181,822	$278,152
Supplemental disclosure of cash flow information:
Operating lease right-of-use asset recognized upon adoption of ASC 842	$—	$1,728
Purchases of property and equipment in accounts payable and accrued expenses	$—	$867

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVIVYD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Nature of the Business and Basis of Presentation

Invivyd, Inc., together with its consolidated subsidiaries (the “Company”), is a biopharmaceutical company on a mission to rapidly and perpetually deliver antibody-based therapies that protect vulnerable people from the devastating consequences of circulating viral threats, beginning with SARS-CoV-2. The Company’s proprietary INVYMAB™ platform approach combines state-of-the-art viral surveillance and predictive modeling with advanced antibody engineering. Leveraging its INVYMAB platform approach, the Company is generating a robust pipeline of product candidates which could be used in prevention or treatment of serious viral diseases, starting with COVID-19 and expanding into influenza and other high-need indications.

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

In June 2023, the Company also announced that it had reached general alignment with the U.S. Food and Drug Administration (the “FDA”) on a pathway to potential emergency use authorization (“EUA”) for VYD222 and anticipated follow-on mAb candidates designed to prevent symptomatic COVID-19. The Company plans to leverage this pathway in the U.S., which includes the use of serum neutralizing titers as a correlate of protection (surrogate of clinical efficacy) in an immunobridging approach to a pivotal clinical trial of VYD222.

In September 2023, the Company announced dosing of the first participant in a Phase 3 pivotal clinical trial of VYD222, referred to as the CANOPY clinical trial, which is designed to evaluate protection against symptomatic COVID-19 after receiving VYD222. The safety, tolerability, pharmacokinetic profile, and immunogenicity of VYD222 will also be evaluated. The CANOPY clinical trial is designed to rapidly generate the clinical data needed to enable a potential EUA submission for VYD222. In November 2023, the Company announced the completion of enrollment in the CANOPY clinical trial, with approximately 750 participants enrolled in two cohorts (A and B) across multiple trial sites in the U.S. In Cohort A, the Company enrolled approximately 300 participants who are significantly immunocompromised. The primary efficacy endpoint for Cohort A will be serum neutralizing titers against relevant SARS-CoV-2 variants at Day 28, which will be calculated based on the pharmacokinetic concentration of VYD222 from the immunocompromised participants and the IC50 value for VYD222 against relevant SARS-CoV-2 variants. In Cohort B, the Company enrolled approximately 450 participants at risk of exposure to SARS-CoV-2. The primary endpoint for Cohort B will be safety and tolerability. The Company expects to have initial primary endpoint data from the CANOPY clinical trial by late 2023 or early in the first quarter of 2024. Given the urgent unmet medical need, the Company aims to submit an application for an EUA for VYD222 to the FDA as soon as practicable. The Company is actively preparing for the potential commercial launch of VYD222 in the U.S. in 2024, if authorized.

VYD222 is the Company’s second mAb candidate to enter clinical testing. VYD222 was designed for broad activity and has demonstrated in vitro neutralizing activity against various pre-Omicron and Omicron variants, such as XBB.1.5, XBB.1.16, and XBB.1.5.10, an Omicron variant that has the same spike glycoprotein sequence as EG.5. VYD222 was engineered from adintrevimab, the Company’s investigational mAb that has a robust safety data package and demonstrated clinically meaningful results in global Phase 2/3 clinical trials for both the prevention and treatment of COVID-19.

Beyond VYD222, the Company plans to leverage its INVYMAB platform approach to produce additional mAb candidates optimized to stay ahead of the evolving SARS-CoV-2 virus. The Company has multiple anti-SARS-CoV-2 mAb candidates in the discovery/preclinical stage. In addition, the Company continues to engage with regulatory agencies with the goal of streamlining the development of novel antibodies to protect immunocompromised and other high-risk populations against the evolving SARS-CoV-2 virus. The Company is also developing its commercialization approach to determine how best to bring its product candidates, if authorized or approved, to these populations.

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

The Company is subject to a number of risks and uncertainties common to early-stage companies in the biopharmaceutical industry, including, but not limited to, completing clinical trials, the ability to raise additional capital to fund operations, obtaining regulatory authorization or approval for product candidates, market acceptance of products, competition from substitute products, protection of proprietary intellectual property, compliance with government regulations, the impact of COVID-19, dependence on key personnel, the ability to attract and retain qualified employees, and reliance on third-party organizations for the discovery, manufacturing, clinical and commercial success of its product candidates.

The Company has not generated any revenue since inception. The Company’s product candidates require significant additional research and development efforts, including extensive clinical testing and regulatory authorization or approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and compliance-reporting capabilities. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will generate revenue from product sales, including government supply contracts.

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from sales of convertible preferred stock and proceeds from the Company’s initial public offering (“IPO”). The Company has incurred losses and negative cash flows from operations since its inception, including a net loss of $125.0 million for the nine months ended September 30, 2023. As of September 30, 2023, the Company had an accumulated deficit of $658.4 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its existing cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these interim condensed consolidated financial statements.

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

Impact of COVID-19 on the Company's Operations

COVID-19 continues to present public health and economic challenges around the world. The full impact of the COVID-19 pandemic remains uncertain, and such impact may directly or indirectly affect the potential commercial prospects of VYD222 and other product candidates for the prevention and treatment of COVID-19. The evolution of the disease and the continued emergence of variants of concern (“VoCs”), and the availability, administration and acceptance of vaccines, mAbs, antiviral agents, and other therapeutic modalities may affect the design and enrollment of the Company’s clinical trials, the potential regulatory authorization or approval of the Company’s product candidates, the availability of funding and partnership opportunities, and the commercialization of the Company’s product candidates, if authorized or approved.

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

2. Summary of Significant Accounting Policies

As of September 30, 2023, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 23, 2023 (the “2022 Form 10-K”) have not changed, except as discussed below.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2023, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022, the condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 and the condensed consolidated statements of stockholders’ equity (deficit) for the three and nine months ended September 30, 2023 and 2022 are unaudited.

The accompanying unaudited condensed consolidated financial statements as of September 30, 2023, and for the three and nine months ended September 30, 2023 and 2022, have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements. The accompanying condensed consolidated balance sheet as of December 31, 2022 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited annual consolidated financial statements, and the notes thereto, as of and for the year ended December 31, 2022, which are included in the Company’s 2022 Form 10-K.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of September 30, 2023 and December 31, 2022, the condensed consolidated results of operations for the three and nine months ended September 30, 2023 and 2022, the condensed consolidated cash flows for the nine months ended September 30, 2023 and 2022 and changes in stockholders’ equity (deficit) for the nine months ended September 30, 2023 and 2022 have been made. The Company’s condensed consolidated results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.

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

There have been no new accounting pronouncements or changes to accounting pronouncements that could be expected to materially impact the Company’s unaudited condensed consolidated financial statements during the nine months ended September 30, 2023, as compared to the recent accounting pronouncements described in Note 2 of the Company’s condensed consolidated financial statements included in its 2022 Form 10-K.

3. Marketable Securities

Marketable securities held by the Company are classified as available-for-sale debt securities pursuant to ASC 320, Investments – Debt and Equity Securities, and carried at fair value in the accompanying condensed consolidated balance sheet on a settlement date basis.

The following tables summarize the gross unrealized gains, unrealized losses and credit losses of the Company’s marketable securities as of September 30, 2023 and December 31, 2022 (in thousands):

September 30, 2023	Amortized Cost	Unrealized Gains	Unrealized Losses	Credit Losses	Fair Value
U.S. Treasury securities	$12,988	$—	$(1)	$—	$12,987
Federal agency securities	70,077	8	(9)	—	70,076
Total financial assets	$83,065	$8	$(10)	$—	$83,063

December 31, 2022	Amortized Cost	Unrealized Gains	Unrealized Losses	Credit Losses	Fair Value
U.S. Treasury securities	$107,973	$13	$(115)	$—	$107,871
Federal agency securities	172,214	39	(209)	—	172,044
Total financial assets	$280,187	$52	$(324)	$—	$279,915

The Company did not record any charges for credit-related impairments for its available-for-sale securities during the three and nine months ended September 30, 2023 .

No available-for-sale marketable securities held as of September 30, 2023 or December 31, 2022 had remaining maturities greater than twelve months.

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

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2023:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$181,411	$—	$—	$181,411
Marketable securities:
U.S. Treasury securities	12,987	—	—	12,987
Federal agency securities	—	70,076	—	70,076
	$194,398	$70,076	$—	$264,474

	Fair Value Measurements at December 31, 2022:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$91,050	$—	$—	$91,050
Marketable securities:
U.S. Treasury securities	107,871	—	—	107,871
Federal agency securities	—	172,044	—	172,044
	$198,921	$172,044	$—	$370,965

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

There were no changes to the valuation methods during the three and nine months ended September 30, 2023 or 2022.

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers into or out of Level 1, Level 2 or Level 3 fair value measurements during the three and nine months ended September 30, 2023 or 2022.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid external research, development and manufacturing costs	$3,265	$843
Prepaid insurance	214	2,392
Prepaid compensation and other	1,026	1,314
Interest receivable	713	377
	$5,218	$4,926

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued external research, development and manufacturing costs	$10,278	$13,955
Accrued professional and consultant fees	1,606	1,153
Accrued employee compensation	3,862	5,985
Other	212	818
	$15,958	$21,911

7. License and Collaboration Agreements

Adimab Assignment Agreement

In July 2020, the Company entered into an Assignment and License Agreement with Adimab (the “Adimab Assignment Agreement”). Under the terms of the agreement, Adimab assigned to the Company all rights, title and interest in and to certain of its coronavirus-specific antibodies (each, a “CoV Antibody” and together, the “CoV Antibodies”), including modified or derivative forms thereof, and related intellectual property. In addition, Adimab granted to the Company a non-exclusive, worldwide, royalty-bearing, sublicensable license to certain of its platform patents and technology for the development, manufacture and commercialization of the CoV Antibodies and pharmaceutical products containing or comprising one or more CoV Antibodies (each, a “Product”) for all indications and uses, with the exception of certain diagnostic uses and use as a research reagent (the “Field”). The Company is entitled to sublicense the assigned rights and licensed intellectual property solely with respect to any CoV Antibody or Product, subject to specified conditions of the agreement. The Company is obligated to use commercially reasonable efforts to achieve specified development and regulatory milestones for Products in certain major markets and to commercialize a product in any country in which the Company obtains marketing approval.

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

Amounts paid with respect to services performed by Adimab on the Company’s behalf under the Adimab Assignment Agreement are recognized as research and development expense as such amounts are incurred. During the three and nine months ended September 30, 2023, the Company did not recognize any research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Assignment Agreement. During the three and nine months ended September 30, 2022, the Company recognized $0.1 million and $0.6 million, respectively, of research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Assignment Agreement. Please refer to Note 15 for additional information.

The Company is obligated to pay Adimab up to $16.5 million upon the achievement of specified development and regulatory milestones for the first Product under the agreement that achieves such specified milestones and up to $8.1 million upon the achievement of specified development and regulatory milestones for the second Product under the agreement that achieves such specified milestones. The maximum aggregate amount of milestone payments payable under the agreement for any and all Products is $24.6 million, of which a total of $11.1 million has been achieved and $7.9 million had been paid as of September 30, 2023; however, milestone payments do not accrue for certain in vitro diagnostic devices consisting of or containing CoV Antibodies.

In March 2023, the Company achieved the first specified milestone for the second product candidate under the Adimab Assignment Agreement upon dosing of the first subject in a Phase 1 clinical trial evaluating VYD222, which obligated the Company to make a $0.4 million milestone payment to Adimab, which was paid in May 2023. In September 2023, the Company achieved specified milestones for the second product candidate under the Adimab Assignment Agreement upon dosing of the first subject in a pivotal clinical trial evaluating VYD222, which obligated the Company to make a $3.2 million milestone payment to Adimab, which was paid in October 2023. During the three and nine months ended September 30, 2023, the Company recognized $3.2 million and $3.6 million, respectively, of in-process research and development (“IPR&D”) expense with respect to contingent consideration payable under the Adimab Assignment Agreement. During the three and nine months ended September 30, 2022, the Company did not recognize any IPR&D expense in connection with contingent consideration payable under the Adimab Assignment Agreement. The next potential milestone under the Adimab Assignment Agreement is a low single-digit million-dollar regulatory milestone, which was not considered probable under U.S. GAAP and therefore, no expense was recognized as of September 30, 2023.

The Company is obligated to pay Adimab royalties of a mid-single-digit percentage based on net sales of any Products, beginning upon the first commercial sale of a Product in accordance with the Adimab Assignment Agreement. The royalty rate is subject to reductions specified under the agreement. Royalties are due on a Product-by-Product and country-by-country basis beginning upon the first commercial sale of each Product and ending on the later of (i) 12 years after the first commercial sale of such Product in such country and (ii) the expiration of the last valid claim of a patent covering such Product in such country (“Royalty Term”). In addition, the Company is obligated to pay Adimab royalties of a specified percentage in the range of 45% to 55% of any compulsory sublicense consideration received by the Company in lieu of certain royalty payments. Except for milestone payments of $7.5 million incurred through December 31, 2022, and milestone payments of $3.6 million incurred during the nine months ended September 30, 2023, no other milestone, royalty or other contingent payments had become due to Adimab through September 30, 2023.

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

Adimab Collaboration Agreement

In May 2021, the Company entered into a Collaboration Agreement with Adimab, as amended in November 2022 and September 2023 (the “Adimab Collaboration Agreement”), for the discovery and optimization of proprietary antibodies as potential therapeutic product candidates. Under the Adimab Collaboration Agreement, the Company and Adimab will collaborate on research programs for a specified number of targets selected by the Company within a specified time period. Under the Adimab Collaboration Agreement, Adimab granted the Company a worldwide, non-exclusive license to certain of its platform patents and technology and antibody patents to perform the Company’s responsibilities during the ongoing research period and for a specified evaluation period thereafter (the “Evaluation Term”). In addition, the Company granted Adimab a license to certain of the Company’s patents and intellectual property solely to perform Adimab’s responsibilities under the research plans. Under the Adimab Collaboration Agreement, the Company has an exclusive option, on a program-by-program basis, to obtain licenses and assignments to commercialize selected products containing or comprising antibodies directed against the applicable target, which option may be exercised upon the payment of a specified option fee for each program. Upon exercise of an option by the Company, Adimab will assign to the Company all right, title and interest in the antibodies of the optioned research program and will grant the Company a worldwide, royalty-free, fully paid-up, non-exclusive, sublicensable license under the Adimab platform technology for the development, manufacture and commercialization of the antibodies for which the Company has exercised its options and products containing or comprising those antibodies. The Company is obligated to use commercially reasonable efforts to develop, seek marketing approval for, and commercialize one product that contains an antibody discovered in each optioned research program.

The Company is obligated to pay Adimab a quarterly fee of $1.3 million, which may be cancelled at the Company’s option at any time. For so long as the Company is paying such quarterly fee (or earlier if (i) the Company experiences a change of control after the third anniversary of the Adimab Collaboration Agreement or (ii) Adimab owns less than a specified percentage of the Company’s equity), Adimab and its affiliates will not assist or direct certain third parties to discover or optimize antibodies that are intended to bind to coronaviruses or influenza viruses. The Company may also elect to decrease the scope of Adimab’s exclusivity obligations and obtain a corresponding decrease in the quarterly fee. During the three and nine months ended September 30, 2023, the Company recognized $1.3 million and $3.9 million, respectively, of research and development expense related to the quarterly fee. During the three and nine months ended September 30, 2022, the Company recognized $1.3 million and $3.9 million, respectively, of research and development expense related to the quarterly fee.

For each agreed upon research program that is commenced, the Company is obligated to pay Adimab quarterly for its services performed during a given research program at a specified full-time equivalent rate; a discovery delivery fee of $0.2 million; and an optimization completion fee of $0.2 million. For each option exercised by the Company to commercialize a specific research program, the Company is obligated to pay Adimab an exercise fee of $1.0 million. Amounts paid with respect to services performed by Adimab on the Company’s behalf in each of the research programs under the Adimab Collaboration Agreement are recognized as research and development expense as such amounts are incurred and services are rendered. During the three and nine months ended September 30, 2023, the Company recognized $0.1 million and $0.5 million, respectively, of research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Collaboration Agreement. During the three and nine months ended September 30, 2022, the Company recognized $0.3 million and $1.3 million, respectively, of research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Collaboration Agreement. During both the three and nine months ended September 30, 2023, the Company recognized $1.0 million, $0.2 million, and $0.2 million of IPR&D expense related to an option exercise fee, a drug delivery fee and an optimization completion fee, respectively. During both the three and nine months ended September 30, 2022, the Company recognized $1.0 million of IPR&D expense related to an option exercise fee. During the three and nine months ended September 30, 2022, the Company recognized $0 and $0.2 million, respectively, of research and development expense related to a drug delivery fee. Please refer to Note 15 for additional information.

The Company is obligated to pay Adimab up to $18.0 million upon the achievement of specified development and regulatory milestones for each product under the Adimab Collaboration Agreement that achieves such milestones. The next potential milestone under the Adimab Collaboration Agreement is a low single-digit million-dollar clinical milestone, which was not considered probable under U.S. GAAP and therefore, no expense was recognized as of September 30, 2023. The Company is also obligated to pay Adimab royalties of a mid-single-digit percentage based on net sales of any product under the Adimab Collaboration Agreement, subject to reductions for third-party licenses. The royalty term will expire for each product on a country-by-country basis upon the later of (i) 12 years after the first commercial sale of such product in such country and (ii) the expiration of the last valid claim of any patent claiming composition of matter or method of making or using any antibody identified or optimized under the Adimab Collaboration Agreement in such country.

In addition, the Company is obligated to pay Adimab for Adimab’s performance of certain validation work with respect to certain antigens acquired from a third party. In consideration for this work, the Company is obligated to pay Adimab royalties of a low single-digit percentage based on net sales of products that contain such antigens for the same royalty term as antibody-based products, but the Company is not obligated to make any milestone payments for such antigen products. Through September 30, 2023, the Company had not paid any royalties to Adimab under the Adimab Collaboration Agreement.

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

The Company is obligated to pay Adimab an annual fee of single digit millions on each of the first four anniversaries of the Effective Date, which will allow the Company to receive material improvements to the platform technology, including materially improved antibody optimization libraries, updates that provide new functionality to the platform, and software upgrades, from Adimab through June 2027. The first annual fee became due in September 2023 and was paid in October 2023. During both the three and nine months ended September 30, 2023, the Company recognized a portion of the first annual fee as research and development expense. Beginning in July 2027 and ending in June 2042, unless terminated earlier, the Company has the option to receive additional material improvements to the platform technology from Adimab, subject to a commercially reasonable fee to be negotiated by the parties.

The Company is obligated to pay Adimab up to $9.5 million upon the achievement of specified development and regulatory milestones for each product under the Adimab Platform Transfer Agreement that achieves such milestones. The next potential milestone under the Adimab Platform Transfer Agreement is a mid-six-digit dollar preclinical milestone, which was not considered probable under U.S. GAAP and therefore, no expense was recognized as of September 30, 2023.

In addition, the Company is obligated to pay Adimab royalties of a low single-digit percentage based on net sales of products containing an antibody discovered, engineered or optimized using Adimab’s platform technology, subject to reductions specified under the Adimab Platform Transfer Agreement. Royalties are due on a product-by-product and country-by-country basis. The royalty term will expire for each product on a country-by-country basis upon the later of (i) 12 years after the first commercial sale of such product in such country and (ii) the expiration of the last valid claim of a program antibody patent for covering the program antibody contained in such product in such country. Through September 30, 2023, the Company had not paid any royalties to Adimab under the Adimab Platform Transfer Agreement.

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

The Company is also obligated to pay royalties in the range of less than 1.0% to WuXi Biologics based on net sales of any Licensed Products manufactured by the Company or a third party on its behalf. However, if the Company uses WuXi Biologics to manufacture all of its commercial supplies for Licensed Products, no royalties would be owed by the Company to WuXi Biologics for net sales of Licensed Products. The Company has an option to buy out its royalty obligations on a Licensed Cell Line-by-Licensed Cell Line basis by making a one-time payment in the low eight-figures to WuXi Biologics. Royalties are due on a Licensed Product-by-Licensed Product basis commencing on the date of the first commercial sale of the applicable product and continuing for so long as the Company commercializes Licensed Products or, if earlier, until the Company exercises its option to buy out the royalty obligations. Through September 30, 2023, no royalties had become due to WuXi Biologics.

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

The Company concluded that the Cell Line License Agreement represented an asset acquisition of IPR&D with no alternative future use. The Cell Line License Agreement did not qualify as a business combination because substantially all of the fair value of the assets acquired was concentrated in a single asset. Therefore, the $0 and $0.6 million of license fees were recognized as IPR&D expense during the three and nine months ended September 30, 2023, respectively.

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

Amounts incurred for services performed by TSRI under the Research Agreement were expensed to research and development expense as the services were rendered. During the three and nine months ended September 30, 2023, the Company did not recognize any research and development expense with respect to services performed under the Research Agreement as it was terminated during 2022. During the three and nine months ended September 30, 2022, the Company recognized $0 and $1.7 million, respectively, of research and development expense with respect to services performed under the Research Agreement.

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

During the three and nine months ended September 30, 2023, the Company recognized $0 and $2.3 million, respectively, of research and development expense related to the cash compensation paid to PHP. Please refer to Note 15 for additional information.

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

The components of operating lease expense were as follows (in thousands):

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For The Nine Months Ended September 30,
	2023	2022	2023	2022
Lease cost:
Operating lease cost	$430	$275	$1,290	$541
Variable lease cost	11	8	34	24
Total lease cost	$441	$283	$1,324	$565

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$432	$275	$1,296	$551

Future minimum lease payments under the noncancelable leases as of September 30, 2023 was as follows (in thousands):

Year Ending December 31,	Operating Lease
2023 (excluding the nine months ended September 30, 2023)	435
2024	1,521
2025	430
2026	328
Total lease payments	2,714
Present value adjustment	(149)
Present value of operating lease liability	$2,565

As of September 30, 2023, the Company’s operating leases were measured using a weighted-average incremental borrowing rate of 6.0% over a weighted-average remaining lease term of 2.0 years.

As of September 30, 2022, the Company’s operating lease was measured using a weighted-average incremental borrowing rate of 6.0% over a weighted average remaining lease term of 4.0 years.

The total operating liabilities are presented on the Company’s condensed consolidated balance sheet based on maturity dates. $1.6 million of the total operating liabilities are classified under “operating lease liabilities, current” for the portion due within twelve months, and $0.9 million is classified under “operating lease liabilities, non-current”.

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

In December 2020, the Company entered into a Commercial Manufacturing Services Agreement with WuXi Biologics, which was amended and restated in August 2021 and further amended and restated in September 2023 (as amended and restated, the “Commercial Manufacturing Agreement”). The Commercial Manufacturing Agreement outlines the terms and conditions under which WuXi Biologics manufactures drug substance and drug product for commercial use.

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

As of September 30, 2023, there were no remaining costs of contractually binding VYD222 drug substance batches to be manufactured under the Clinical Master Services Agreement. As of September 2023, $0.1 million related to the contractually binding VYD222 drug substance batches was included in accounts payable and accrued expenses, which is expected to be paid in the fourth quarter of 2023.

In June 2023, the Company committed to a noncancelable purchase obligation related to the procurement of resin for future use in VYD222 drug substance batches under the Commercial Manufacturing Agreement. As of September 30, 2023, the total costs of contractually binding resin to be incurred by the Company was $10.4 million.

During the three months ended September 30, 2023, the Company committed to noncancelable purchase obligations related to the procurement of materials to be used in VYD222 drug substance and drug product batches under the Commercial Manufacturing Agreement. As of September 30, 2023, the total costs of contractually binding materials to be incurred by the Company was $5.7 million.

In September 2023, the Company committed to a noncancelable purchase obligation related to commercial VYD222 drug substance batches under the Commercial Manufacturing Agreement. As of September 30, 2023, the total costs of contractually binding commercial VYD222 drug substance batches to be incurred by the Company was $34.8 million.

Unless earlier terminated, the Commercial Manufacturing Agreement remains in effect for an initial period of five years from the date of the last amendment and restatement of the agreement and thereafter automatically renews for further successive periods of five years each. Either party may terminate the agreement upon the breach or default by the other party, other than a non-payment breach, that is not timely cured after notice thereof. Both parties are also entitled to terminate the Commercial Manufacturing Agreement if the other party becomes insolvent or is the subject of a petition in bankruptcy or of any other related proceeding or event. Either party may terminate either the Commercial Manufacturing Agreement in its entirety, or an individual order, (i) to the extent the other party suffers a force majeure event that is continuing for a predefined period of time and (ii) if the other party fails to make a payment when due under the arrangement and such non-payment is not timely cured after notice thereof. Until regulatory approval and future economic benefit is probable, the Company will continue to expense costs related to batches manufactured under the Commercial Manufacturing Agreement.

Other Contracts

The Company enters into agreements with third parties in the ordinary course of business for various products and services, including those related to research, preclinical and clinical operations, manufacturing and support, supply chain, and distribution. These contracts do not contain any material minimum purchase commitments. Certain of these agreements provide for termination rights subject to the payment of termination fees and/or wind-down costs. Under such agreements, the Company is contractually obligated to make certain payments to vendors upon early termination, primarily to reimburse them for their unrecoverable outlays incurred prior to cancellation as well as any amounts owed by the Company prior to early termination. The actual amounts the Company could pay in the future to the vendors under such agreements may differ from the purchase order amounts due to cancellation provisions. The termination fees were not probable of payment as of September 30, 2023 and December 31, 2022.

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

On January 31, 2023, a securities class action lawsuit captioned Brill v. Invivyd, Inc., et. al., Case No. 1:23-CV-10254-LTS, was filed against the Company and certain of its former officers in the U.S. District Court for the District of Massachusetts. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder on the basis of purportedly materially false and misleading statements and omissions concerning ADG20’s effectiveness against the Omicron variant of COVID-19. The complaint seeks, among other things, unspecified damages, attorneys’ fees, expert fees, and other costs. The court appointed lead plaintiffs for the action on June 28, 2023. On August 23, 2023, the lead plaintiffs filed an amended complaint that makes allegations similar to those in the original complaint and asserts the same claims against the same defendants as the original complaint. On October 19, 2023, the parties filed a joint stipulation to advise the court that the lead plaintiffs intend to seek leave to file a second amended complaint; by November 17, 2023, the parties will file a stipulation regarding the filing of the proposed second amended complaint and a briefing schedule for defendants’ response thereto.

The Company believes that is has strong defenses, and it intends to vigorously defend against this action. The lawsuit is in early stages, and, at this time, no assessment can be made as to the likely outcome or whether the outcome will be material to the Company.

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

10. Common Stock

Shares Reserved for Future Issuance

As of September 30, 2023, the Company had reserved 43,362,371 shares of common stock for the exercise of outstanding stock options and the issuance of awards available for grant under the Company’s 2020 Equity Incentive Plan, 2021 Equity Incentive Plan and 2021 Employee Stock Purchase Plan (see Note 11).

Shelf Registration Statement

On September 28, 2022, the Company filed a shelf registration statement on Form S-3 with the SEC (File No. 333-267643) and an accompanying base prospectus, which was declared effective by the SEC on October 5, 2022, for the offer and sale of up to $400 million of the Company’s securities. As of September 30, 2023, $400 million of the Company’s securities remained available for offer and sale under this shelf registration statement.

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

In October 2023, the Company repurchased 31,766 shares of unvested restricted common stock at the original purchase price upon a termination of service of an employee during the vesting period. The shares of common stock repurchased were recorded as treasury stock.

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

As of September 30, 2023, there were 6,273,185 shares authorized to be issued upon the exercise of outstanding stock option grants and no shares reserved for future issuance under the 2020 Plan.

2021 Equity Incentive Plan

In July 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective immediately prior to and contingent upon the execution of the underwriting agreement related to the Company’s IPO. The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares reserved for issuance under the 2021 Plan was equal to 35,075,122, which is the sum of 11,413,572 new shares; plus the number of shares (not to exceed 23,661,550 shares), which represents (i) the number of shares that remained available for issuance under the 2020 Plan, at the time the 2021 Plan became effective, and (ii) any shares subject to outstanding stock options or other stock awards that were granted under the 2020 Plan that are forfeited, terminate, expire or are otherwise not issued. In addition, the number of shares of the Company’s common stock reserved for issuance under the 2021 Plan will automatically increase on the first day of each calendar year, beginning on January 1, 2022 and continuing through January 1, 2031, in an amount equal to 5% of the shares of common stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the board of directors. On January 1, 2022, 5,539,145 shares of common stock were automatically added to the shares authorized for issuance under the 2021 Plan. The number of shares to be issued under the 2021 Plan did not increase on January 1, 2023 as determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2021 Plan will be added back to the shares of common stock available for issuance under the 2021 Plan.

As of September 30, 2023, there was an aggregate of 42,279,870 shares authorized to be issued under the 2020 Plan and the 2021 Plan, which includes 6,273,185 and 15,773,163 shares authorized to be issued upon the exercise of outstanding stock option grants from the 2020 Plan and 2021 Plan, respectively, and 0 and 20,233,522 shares reserved for future issuance under the 2020 Plan and 2021 Plan, respectively.

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

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of stock options granted:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2023	2022	2023	2022
Expected term (in years)	6.1	6.0	5.9	6.0
Expected volatility	64.3%	75.5%	68.0%	73.3%
Risk-free interest rate	4.2%	2.8%	3.7%	2.2%
Expected dividend yield	—%	—%	—%	—%

Stock Option Activity

The following table summarizes the Company’s stock option activity since December 31, 2022:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2022	23,239,391	$7.01	7.9	$1,594
Granted	5,969,889	$1.82
Exercised	(908,934)	$0.78
Forfeited	(6,253,998)	$7.81
Outstanding at September 30, 2023	22,046,348	$5.63	7.6	$1,979
Vested and expected to vest at September 30, 2023	22,046,348	$5.63	7.6	$1,979
Options exercisable at September 30, 2023	7,624,553	$7.64	6.5	$654

The weighted-average grant date fair value of stock options granted during the three and nine months ended September 30, 2023 was $1.06 and $1.15, respectively, per share. The weighted-average grant date fair value of stock options granted during the three and nine months ended September 30, 2022 was $2.28 and $3.50, respectively, per share.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair market value of the common stock for the options that had exercise prices lower than the estimated fair value of the Company's common stock at September 30, 2023 and 2022.

The total intrinsic value of stock options exercised was $0.1 million and $0.5 million for the three and nine months ended September 30, 2023, respectively. The total intrinsic value of stock options exercised was $0.4 million and $1.0 million for the three and nine months ended September 30, 2022, respectively.

Early Exercise of Stock Options into Restricted Stock

The Company’s restricted stock activity during the nine months ended September 30, 2023 was solely due to shares of restricted common stock issued pursuant to the permitted early exercise of stock options as permitted under the 2020 Plan prior to amendments to the 2020 Plan. The 2021 Plan does not permit early exercise of stock options. Shares of common stock issued upon exercise of unvested stock options are restricted and continue to vest in accordance with the original vesting schedule applicable to the associated stock option award. The Company has the right to repurchase any unvested shares of restricted common stock, at the original purchase price, upon any voluntary or involuntary termination of the service relationship during the vesting period.

A summary of the Company’s unvested common stock from option early exercises that is subject to repurchase by the Company is as follows:

Number of Shares
Unvested restricted stock at December 31, 2022	360,333
Issued	—
Vested	(75,165)
Repurchased	(253,402)
Unvested restricted stock at September 30, 2023	31,766

Proceeds from the early exercise of stock options are recorded as an early-exercise liability on the condensed consolidated balance sheets. The liability for unvested common stock subject to repurchase is then reclassified to common stock and additional paid-in capital as the Company’s repurchase right lapses. Shares issued pursuant to the early exercise of stock options are not considered to be outstanding for accounting purposes until the shares vest. As of both September 30, 2023 and December 31, 2022, the liability related to the payments for unvested shares from early-exercised options was less than $0.1 million.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense (service-based stock options and employee stock purchase plan) in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$1,235	$3,419	$5,116	$9,954
Selling, general and administrative	3,029	3,980	9,225	5,789
	$4,264	$7,399	$14,341	$15,743

As of September 30, 2023, total unrecognized stock-based compensation expense related to unvested stock-based awards was $37.3 million, which is expected to be recognized over a weighted-average period of 2.5 years.

2021 Employee Stock Purchase Plan

In July 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (the ‘‘2021 ESPP’’), which became effective immediately prior to and contingent upon the execution of the underwriting agreement related to the Company’s IPO. A total of 1,342,773 shares of common stock were initially reserved for issuance under the 2021 ESPP. There were 260,272 shares issued under the 2021 ESPP as of September 30, 2023. The number of shares of common stock that may be issued under the 2021 ESPP will automatically increase on the first day of each calendar year, beginning on January 1, 2022 and continuing through January 1, 2031, by an amount equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the calendar month before the date of each automatic increase, (ii) 2,685,546 shares and (iii) an amount determined by the Company’s board of directors. The number of shares to be issued under the 2021 ESPP did not increase on January 1, 2023 as determined by the Company’s board of directors. The first offering under the 2021 ESPP was June 6, 2022. As of September 30, 2023, 1,082,501 shares remained available for issuance under the 2021 ESPP. During the three and nine months ended September 30, 2023, the Company recognized less than $0.1 million and $0.1 million, respectively, in related stock-based compensation expense.

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

There were no warrants issued during the three and nine months ended September 30, 2023. As of September 30, 2023, there were 6,824,712 warrants outstanding at a weighted average exercise price of $3.48, with a weighted-average remaining contractual term of 9.13 years.

12. Income Taxes

For the three and nine months ended September 30, 2023 and 2022, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period, due to its uncertainty of realizing a benefit from those items. Substantially all of the Company’s operating losses since inception have been generated in the U.S.

13. Defined Contribution Plan

The Company maintains a 401(k) Plan (the “401(k) Plan”) for the benefit of eligible employees. The 401(k) Plan is a defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986 that covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Pursuant to the terms of the 401(k) Plan, the Company is required to make non-elective contributions of 3% of eligible participants’ compensation. For the three and nine months ended September 30, 2023, the Company contributed $0.3 million and $0.6 million, respectively, to the 401(k) Plan. For the three and nine months ended September 30, 2022, the Company contributed $0.2 million and $0.6 million, respectively, to the 401(k) Plan.

14. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(39,440)	$(45,087)	$(124,989)	$(196,743)
Denominator:
Weighted-average common shares outstanding, basic and diluted	109,754,812	108,420,674	109,333,684	108,154,397
Net loss per share attributable to common stockholders, basic and diluted	$(0.36)	$(0.42)	$(1.14)	$(1.82)

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

	For the Nine Months Ended September 30,
	2023	2022
Stock options to purchase common stock	22,046,348	21,404,313
Unvested restricted common stock	31,766	420,389
Warrants to purchase common stock	6,824,712	—
	28,902,826	21,824,702

15. Related Party Transactions

As of September 30, 2023 and December 31, 2022, an aggregate of $5.8 million and $0.3 million, respectively, was due to Adimab under the Adimab Assignment Agreement, the Adimab Collaboration Agreement, the Adimab Platform Transfer Agreement and the Adimab DNA Sequencing Services Agreement (as defined below) by the Company. As of September 30, 2023 and December 31, 2022, no amounts were due to the Company from Adimab under the Adimab Assignment Agreement, the Adimab Collaboration Agreement, the Adimab Platform Transfer Agreement or the Adimab DNA Sequencing Services Agreement.

Adimab Assignment Agreement

Under the Adimab Assignment Agreement, Adimab, a principal stockholder of the Company, is entitled to receive milestone and royalty payments upon specified conditions and receives payments from the Company for providing ongoing services under the agreement (see Note 7).

During the three and nine months ended September 30, 2023, the Company recognized $3.2 million and $3.6 million, respectively, as IPR&D expense with respect to a milestone payable under the Adimab Assignment Agreement. During the three and nine months ended September 30, 2023, the Company did not recognize any IPR&D expense with respect to contingent consideration payable under the Adimab Assignment Agreement.

During the three and nine months ended September 30, 2023, the Company did not recognize any research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Assignment Agreement. During the three and nine months ended September 30, 2022, the Company recognized $0.1 million and $0.6 million, respectively, of research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Assignment Agreement.

Adimab Collaboration Agreement

Under the Adimab Collaboration Agreement, the Company is obligated to pay Adimab for certain fees, milestones and royalty payments (see Note 7).

During both the three and nine months ended September 30, 2023 and 2022, the Company recognized $1.3 million and $3.9 million, respectively, of research and development expense related to the quarterly fee.

During the three and nine months ended September 30, 2023, the Company recognized $0.1 million and $0.5 million, respectively, of research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Collaboration Agreement. During the three and nine months ended September 30, 2022, the Company recognized $0.3 million and $1.3 million, respectively, of research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Collaboration Agreement.

During both the three and nine months ended September 30, 2023 and 2022, the Company recognized $1.0 million of IPR&D expense related to an option exercise fee.

During both the three and nine months ended September 30, 2023, the Company recognized $0.2 million of IPR&D expense related to a drug delivery fee. During the three and nine months ended September 30, 2022, the Company recognized $0 and $0.2 million, respectively, of research and development expense related to a drug delivery fee.

During both the three and nine months ended September 30, 2023, the Company recognized $0.2 million of IPR&D expense related to an optimization completion fee. The Company did not recognize any IPR&D expense related to an optimization completion fee during the three and nine months September 30, 2022.

Adimab Platform Transfer Agreement

Under the Adimab Platform Transfer Agreement, the Company is obligated to pay Adimab for certain fees, milestones and royalty payments (see Note 7).

During both the three and nine months ended September 30, 2023, the Company recognized a portion of the first annual fee as research and development expense. During both the three and nine months ended September 30, 2022, the Company recognized $3.0 million of IPR&D expense in connection with the upfront consideration payable for the rights assigned pursuant to the Adimab Platform Transfer Agreement.

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

During the three and nine months ended September 30, 2023, the Company recognized less than $0.1 million of research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab DNA Sequencing Services Agreement.

Mithril Group

In March 2022, a group of stockholders, including, among others, Adimab; Mithril II LP; M28 Capital Management LP; Polaris Venture Partners V, L.P.; and Population Health Equity Partners III, L.P., which are collectively referred to as the Mithril Group, submitted a notice of intent to nominate three directors to the Company’s board of directors at the 2022 annual meeting of stockholders. In April 2022, the Mithril Group filed definitive proxy materials with the SEC seeking election of three directors to the Company’s board of directors and adoption of a non-binding resolution for director declassification.

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

As of September 30, 2023, no amounts were due to any member of the Mithril Group by the Company, and no amounts were due from any member of the Mithril Group to the Company.

Population Health Partners, L.P.

Under the PHP MSA and PHP Work Order, the Company was obligated to pay cash compensation for services and deliverables (see Note 8). Clive Meanwell, M.D. and Tamsin Berry, members of the Company’s board of directors, are Managing Partner and Partner of PHP, respectively.

During the three and nine months ended September 30, 2023, the Company recognized $0 and $2.3 million, respectively, of research and development expense with respect to services performed by PHP in connection with the PHP Work Order, which terminated in accordance with its terms in May 2023. The agreements with PHP were not effective during the three and nine months ended September 30, 2022.

As of September 30, 2023, no amounts were due to PHP by the Company, and no amounts were due from PHP to the Company.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, and are not guarantees of future performance. The words “may,” “anticipate,” “believe,” “could,” “expect,” “intends,” “might,” “plan,” “possible,” “potential,” “aim,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These statements speak only as of the date of this Quarterly Report on Form 10-Q and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements include, without limitation, statements about the following:

•
the anticipated timing, design, progress and results of preclinical studies and clinical trials of our product candidates, including statements regarding initiation or completion of studies or trials and related preparatory work, the period during which results of any studies or trials will become available, and potential regulatory submissions, including with respect to our VYD222 program;
•
the design of VYD222 for broad neutralization activity against SARS-CoV-2 variants and the potential for neutralization activity against Omicron sublineages following XBB.1.5 and future SARS-CoV-2 variants;
•
our ability to rapidly and perpetually deliver antibody-based therapies that protect vulnerable people from the devastating consequences of circulating viral threats, beginning with SARS-CoV-2, and to generate a robust pipeline of product candidates which, if authorized or approved, could be used in prevention or treatment of serious viral diseases, starting with COVID-19 and expanding into influenza and other high-need indications;
•
the anticipated timing of any submission of filings for regulatory authorization or approval of, and our ability to obtain and maintain regulatory authorizations or approvals for, our product candidates;
•
our belief that the adintrevimab clinical data package has the potential to support accelerated development of VYD222 in the U.S.;
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
•
our plans to leverage our INVYMAB™ platform approach to produce additional mAb candidates optimized to stay ahead of the evolving SARS-CoV-2 virus;
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
•
our estimates of our expenses, ongoing losses, future potential revenue, capital requirements and our need for or ability to obtain additional funding before we can expect to generate any revenue from product sales, if any of our product candidates are authorized or approved;
•
our belief that we have sufficient cash resources to fund our operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the interim condensed consolidated financial statements in this Quarterly Report on Form 10-Q;
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

Overview

Invivyd, Inc. is a biopharmaceutical company on a mission to rapidly and perpetually deliver antibody-based therapies that protect vulnerable people from the devastating consequences of circulating viral threats, beginning with SARS-CoV-2. Our proprietary INVYMAB™ platform approach combines state-of-the-art viral surveillance and predictive modeling with advanced antibody engineering. Leveraging our INVYMAB platform approach, we are generating a robust pipeline of product candidates which could be used in prevention or treatment of serious viral diseases, starting with COVID-19 and expanding into influenza and other high-need indications.

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

In June 2023, we also announced that we reached general alignment with the U.S. Food and Drug Administration (the “FDA”) on a pathway to potential emergency use authorization (“EUA”) for VYD222 and anticipated follow-on mAb candidates designed to prevent symptomatic COVID-19. We plan to leverage this pathway in the U.S., which includes the use of serum neutralizing titers as a correlate of protection (surrogate of clinical efficacy) in an immunobridging approach to a pivotal clinical trial of VYD222. Based on FDA feedback, the use of a correlate of protection in an immunobridging approach to a pivotal EUA-directed clinical trial may be a reasonable approach for a new mAb candidate when clinical trial data from a “prototype” mAb is available, provided that the new mAb candidate: (1) is similar to the prototype mAb such that it leverages a consistent manufacturing platform and has limited structural and functional differences; and (2) has supportive nonclinical data, such as favorable in vitro neutralization data against currently circulating SARS-CoV-2 variants. We plan to leverage this immunobridging pathway in the U.S. to accelerate the clinical development of VYD222 and anticipated follow-on mAb candidates, with adintrevimab or future proprietary mAbs serving as the prototype.

In September 2023, we announced dosing of the first participant in a Phase 3 pivotal clinical trial of VYD222, referred to as the CANOPY clinical trial, which is designed to evaluate protection against symptomatic COVID-19 after receiving VYD222. The safety, tolerability, pharmacokinetic profile, and immunogenicity of VYD222 will also be evaluated. The CANOPY clinical trial is designed to rapidly generate the clinical data needed to enable a potential EUA submission for VYD222. In November 2023, we announced the completion of enrollment in the CANOPY clinical trial, with approximately 750 participants enrolled in two cohorts (A and B) across multiple trial sites in the U.S. In Cohort A, we enrolled approximately 300 participants who are significantly immunocompromised. The primary efficacy endpoint for Cohort A will be serum neutralizing titers against relevant SARS-CoV-2 variants at Day 28, which will be calculated based on the pharmacokinetic concentration of VYD222 from the immunocompromised participants and the IC50 value for VYD222 against relevant SARS-CoV-2 variants. The primary efficacy analysis will use an immunobridging approach comparing data obtained in the CANOPY clinical trial for VYD222 to certain historical data from our previous Phase 2/3 clinical trial of adintrevimab for the prevention of symptomatic COVID-19, referred to as the EVADE clinical trial, in which serum neutralizing titers correlated with observed clinical efficacy. All Cohort A participants received VYD222 administered via IV infusion. In Cohort B, we enrolled approximately 450 participants at risk of exposure to SARS-CoV-2. The primary endpoint for Cohort B will be safety and tolerability. Secondary and exploratory endpoints will include serum neutralizing titers and clinical efficacy. Cohort B participants were randomized 2:1 to receive VYD222 or placebo administered via IV infusion. We initiated the CANOPY clinical trial with a 4500 mg dose of VYD222. We expect to have initial primary endpoint data from the CANOPY clinical trial by late 2023 or early in the first quarter of 2024. Given the urgent unmet medical need, we aim to submit an application for an EUA for VYD222 to the FDA as soon as practicable. We are actively preparing for the potential commercial launch of VYD222 in the U.S. in 2024, if authorized.

VYD222 is our second mAb candidate to enter clinical testing. VYD222 was designed for broad activity and has demonstrated in vitro neutralizing activity against various pre-Omicron and Omicron variants, such as XBB.1.5, XBB.1.16, and XBB.1.5.10, an Omicron variant that has the same spike glycoprotein sequence as EG.5. VYD222 was engineered from adintrevimab, our investigational mAb that has a robust safety data package and demonstrated clinically meaningful results in global Phase 2/3 clinical trials for both the prevention and treatment of COVID-19. We believe that the adintrevimab clinical data package has the potential to support accelerated development of VYD222 in the U.S.

Beyond VYD222, we plan to leverage our INVYMAB platform approach to produce additional mAb candidates optimized to stay ahead of the evolving SARS-CoV-2 virus. We have multiple anti-SARS-CoV-2 mAb candidates in the discovery/preclinical stage. In addition, we continue to engage with regulatory agencies with the goal of streamlining the development of novel antibodies to protect immunocompromised and other high-risk populations against the evolving SARS-CoV-2 virus. We are also developing our commercialization approach to determine how best to bring our product candidates, if authorized or approved, to these populations.

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

Since our inception, we have incurred significant losses, including a net loss of $125.0 million for the nine months ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of $658.4 million. We expect to continue to incur significant expenses and recognize losses in the foreseeable future as we expand and progress our research and development activities, as well as the associated manufacturing activities and commercialization efforts. In addition, our losses from operations may fluctuate significantly from period to period depending on the timing of our clinical trials and our expenditures on other research and development activities, including any associated manufacturing activities, and commercialization efforts. Our expenses could increase substantially in connection with our ongoing activities, as we:

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
•
pursue reimbursement for our product candidates if regulatory authorization or approval is received;
•
acquire or in-license other product candidates, intellectual property and/or technologies;
•
further develop and validate our commercial-scale current Good Manufacturing Practices (“cGMP”) manufacturing process for VYD222;
•
manufacture material under cGMP at our contracted manufacturing facilities for clinical trials and potential commercial sales;
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

We do not anticipate generating revenue from product sales, including government supply contracts, unless and until we successfully complete clinical development and obtain regulatory approvals or EUAs for one or more of our product candidates. We are exploring a range of commercial go-to-market approaches, including building our own commercial organization, outsourcing to contract sales and marketing organizations, and/or partnering with other biopharmaceutical companies with established sales, marketing, and market access capabilities, in anticipation of potential EUA or regulatory approval for any of our product candidates for the prevention and/or treatment of COVID-19. Accordingly, if we obtain regulatory approval or EUA for any of our product candidates, we will incur significant additional commercialization expenses related to product manufacturing, marketing, sales and distribution.

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

Because of the numerous risks and uncertainties associated with pharmaceutical product development and emergence of SARS-CoV-2 variants of concern (“VoCs”), we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. We may never obtain regulatory authorization or approval for any of our product candidates. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities of $264.9 million as of September 30, 2023, will be sufficient to fund our operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the interim condensed consolidated financial statements in this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See the section entitled “Liquidity and Capital Resources” for more information.

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
•
our ability to maintain compliance with regulatory requirements, including current Good Clinical Practices, current Good Laboratory Practices and cGMPs, and to comply effectively with other rules, regulations and procedures applicable to the development and sale of pharmaceutical products;
•
receipt of timely regulatory authorizations or approvals from applicable regulatory authorities;
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

In June 2022, and subsequently amended in September 2022, we entered into a lease agreement for dedicated laboratory and office space in Newton, Massachusetts for research and development purposes. Through September 30, 2023, we have operated as a hybrid company with employees working at our corporate headquarters and remotely. We have not incurred material operating expenses for the rent, maintenance and insurance of facilities, or for the depreciation of fixed assets.

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

Results of Operations

Comparison of the three months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,	Three Months Ended September 30,
(in thousands)	2023	2022	Change
Operating expenses:
Research and development	$25,574	$30,131	$(4,557)
Acquired in-process research and development	4,600	4,000	600
Selling, general and administrative	12,886	13,200	(314)
Total operating expenses	43,060	47,331	(4,271)
Loss from operations	(43,060)	(47,331)	4,271
Other income
Other income	3,620	2,244	1,376
Total other income	3,620	2,244	1,376
Net loss	$(39,440)	$(45,087)	$5,647

The following discussion presents the components of our expenses for the periods presented:

Research and Development Expenses

	Three Months Ended September 30,	Three Months Ended September 30,
(in thousands)	2023	2022	Change
Direct, external research and development expenses by program:
Adintrevimab	$214	$6,248	$(6,034)
VYD222	12,327	—	12,327
NVD200	—	11,837	(11,837)
Unallocated research and development expenses:
Personnel-related costs	7,181	9,701	(2,520)
External discovery-related and other costs	5,852	2,345	3,507
Total research and development expenses	$25,574	$30,131	$(4,557)

Research and development expenses were $25.6 million for the three months ended September 30, 2023, compared to $30.1 million for the three months ended September 30, 2022. The $4.5 million decrease in research and development expenses was primarily due to the following:

•
The decrease in direct costs related to our adintrevimab program of $6.0 million was primarily due to a decrease in adintrevimab-related contract manufacturing and clinical trial costs after the nomination of our VYD222 product candidate in 2023.
•
The increase in direct costs related to our VYD222 program was due to the nomination of our VYD222 product candidate in 2023 to proceed to IND-enabling activities. The costs were primarily related to contract manufacturing costs for commercial manufacturing and clinical trial costs associated with dosing of our CANOPY clinical trial in September 2023.
•
In the first quarter of 2023, we prioritized the clinical development of VYD222 instead of NVD200, and therefore, there was no comparable spend for NVD200 during the three months ended September 30, 2023.
•
The decrease in personnel-related costs of $2.5 million was primarily due to a reduction in headcount, including a decrease in stock-based compensation expense of $2.2 million.
•
The increase in external discovery-related and other costs of $3.5 million was primarily due to an increase in contract manufacturing costs related to our pipeline candidates of $1.8 million and an increase in other external costs of $1.7 million.

Acquired In-Process Research and Development (“IPR&D”) Expenses

IPR&D expenses of $4.6 million for the three months ended September 30, 2023, consisted of $3.2 million incurred related to a milestone under the Adimab Assignment Agreement and $1.4 million incurred related to an option exercise fee, a drug discovery fee and an optimization completion fee under the Adimab Collaboration Agreement.

IPR&D expenses of $4.0 million for the three months ended September 30, 2022 consisted of $1.0 million incurred related to an option exercise fee under the Adimab Collaboration Agreement and $3.0 million incurred related to our upfront consideration payable for the rights assigned under the Adimab Platform Transfer Agreement.

Selling, General and Administrative Expenses

	Three Months Ended September 30,	Three Months Ended September 30,
(in thousands)	2023	2022	Change
Personnel-related costs	$6,939	$6,749	$190
Professional and consultant fees	5,424	5,838	(414)
Other	523	613	(90)
Total selling, general and administrative expenses	$12,886	$13,200	$(314)

Selling, general and administrative expenses remained relatively consistent between periods.

Other Income

Other income was $3.6 million for the three months ended September 30, 2023, consisting primarily of $1.9 million of interest earned on our invested cash balances and $1.7 million of net accretion of discounts related to our marketable securities.

Other income was $2.2 million for the three months ended September 30, 2022, consisting primarily of interest earned on invested cash balances.

Comparison of the nine months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2023	2022	Change
Operating expenses:
Research and development	$96,393	$159,295	$(62,902)
Acquired in-process research and development	5,575	4,000	1,575
Selling, general and administrative	34,038	36,524	(2,486)
Total operating expenses	136,006	199,819	(63,813)
Loss from operations	(136,006)	(199,819)	63,813
Other income (expense):
Other income (expense), net	11,017	3,076	7,941
Total other income (expense), net	11,017	3,076	7,941
Net loss	$(124,989)	$(196,743)	$71,754

The following discussion presents the components of our expenses for the periods presented:

Research and Development Expenses

	Nine Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2023	2022	Change
Direct, external research and development expenses by program:
Adintrevimab	$3,363	107,044	$(103,681)
VYD222	52,694	—	52,694
NVD200	—	11,837	(11,837)
Unallocated research and development expenses:
Personnel-related costs	20,978	28,410	(7,432)
External discovery-related and other costs	19,358	12,004	7,354
Total research and development expenses	$96,393	$159,295	$(62,902)

Research and development expenses were $96.4 million for the nine months ended September 30, 2023, compared to $159.3 million for the nine months ended September 30, 2022. The $62.9 million decrease in research and development expenses was primarily due to the following:

•
The decrease in direct costs related to our adintrevimab program of $103.7 million was primarily due to a decrease in adintrevimab-related contract manufacturing and clinical trial costs after the nomination of our VYD222 product candidate in 2023.
•
The increase in direct costs related to our VYD222 program was due to the nomination of our VYD222 product candidate in 2023 to proceed to IND-enabling activities. The costs were primarily related to contract manufacturing costs for commercial manufacturing and clinical trial costs associated with dosing of our CANOPY clinical trial in September 2023.
•
In the first quarter of 2023, we prioritized the clinical development of VYD222 instead of NVD200 and therefore, there was no comparable spend for NVD200 during the nine months ended September 30, 2023.
•
The decrease in personnel-related costs of $7.4 million was primarily due to a reduction in headcount, including a decrease in stock-based compensation expense of $4.9 million.
•
The increase in external discovery-related and other costs of $7.4 million was primarily due to an increase in contract manufacturing costs related to our pipeline candidates of $5.5 million and an increase in other external costs of $2.5 million, partially offset by a decrease in non-clinical and clinical trial costs of $0.6 million.

Acquired In-Process Research and Development (“IPR&D”) Expenses

IPR&D expenses of $5.6 million for the nine months ended September 30, 2023, consisted of $3.6 million incurred related to milestones under the Adimab Assignment Agreement, $1.4 million incurred related to an option exercise fee, a drug discovery fee and an optimization completion fee under the Adimab Collaboration Agreement, and $0.6 million incurred related to license fees under the WuXi Biologics’ Cell Line License Agreement.

IPR&D expenses of $4.0 million for the nine months ended September 30, 2022, consisted of $1.0 million incurred related to an option exercise fee under to the Adimab Collaboration Agreement and $3.0 million incurred related to our upfront consideration payable for the rights under the Adimab Platform Transfer Agreement.

Selling, General and Administrative Expenses

	Nine Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2023	2022	Change
Personnel-related costs	$18,690	$14,176	$4,514
Professional and consultant fees	13,849	20,744	(6,895)
Other	1,499	1,604	(105)
Total selling, general and administrative expenses	$34,038	$36,524	$(2,486)

Selling, general and administrative expenses were $34.0 million for the nine months ended September 30, 2023, compared to $36.5 million for the nine months ended September 30, 2022. The $2.5 million decrease in selling, general and administrative expenses was primarily due to the following:

•
The increase in personnel-related costs of $4.5 million was primarily due to the reversal of stock-based compensation expense related to the forfeiture of stock options in conjunction with the resignation of our former Chief Executive Officer and President during the nine months ended September 30, 2022.
•
The decrease in professional and consultant fees of $6.9 million was primarily due to a $5.1 million decrease in legal fees incurred, a $1.6 million decrease in director and officer insurance premiums and a $0.2 million decrease in commercial costs for the nine months ended September 30, 2023.
•
Other costs remained relatively consistent between periods.

Other Income

Other income was $11.0 million for the nine months ended September 30, 2023, consisting primarily of $4.6 million of interest earned on our invested cash balances and $6.4 million of net accretion of discounts related to our marketable securities.

Other income was $3.1 million for the nine months ended September 30, 2022, consisting primarily of interest earned on invested cash balances.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in June 2020, we have not generated any revenue from any sources, including from product sales or government supply contracts, and have incurred significant operating losses and negative cash flows from operations. We expect to incur substantial expenses and operating losses for the foreseeable future as we advance the clinical development of our product candidates and potentially commercialize such product candidates if we receive regulatory approval or EUA for such product candidates. To date, we have financed our operations with net proceeds of $464.7 million from sales of our preferred stock, and with aggregate net proceeds from our IPO in August 2021 of $327.5 million.

As of September 30, 2023, we had cash, cash equivalents and marketable securities of $264.9 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(113,924)	$(172,583)
Net cash provided by (used in) investing activities	202,766	(91,854)
Net cash provided by financing activities	904	365
Net increase (decrease) in cash and cash equivalents	$89,746	$(264,072)

Operating Activities

During the nine months ended September 30, 2023, operating activities used $113.9 million of cash, primarily due to our net loss of $125.0 million, partially offset by non-cash charges of $9.6 million and changes in our operating assets and liabilities of $1.5 million. The changes in our operating assets and liabilities primarily consisted of a $7.7 million increase in accounts payable and a $0.7 million increase in non-current liabilities, partially offset by a $5.5 million decrease in accrued expenses, a $1.2 million decrease in operating lease liabilities, and a $0.3 million increase in prepaid expenses and other current assets. The increase in accounts payable and decrease in accrued expenses was primarily due to the timing of vendor invoicing and payments.

During the nine months ended September 30, 2022, operating activities used $172.6 million of cash, primarily due to our net loss of $196.7 million, partially offset by non-cash charges of $16.1 million and changes in our operating assets and liabilities of $8.1 million. The changes in our operating assets and liabilities primarily consisted of a $22.4 million decrease in prepaid expenses and other current assets, a $10.4 million increase in accounts payable and a $3.1 million decrease in other non-current assets, partially offset by a $27.6 million decrease in accrued expenses, and a $0.2 million decrease in other current liabilities. The increase in accounts payable and decrease in accrued expenses was primarily due to the timing of vendor invoicing and payments. The decrease in prepaid expenses and other current assets and in other non-current assets was primarily due to our utilization of WuXi Biologics manufacturing deposits.

Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2023 consisted of $294.6 million in maturities of marketable securities, offset by $91.2 million in purchases of marketable securities and $0.6 million in purchases of property and equipment.

Net cash used in investing activities during the nine months ended September 30, 2022 consisted of $140.3 million in purchases of marketable securities and $0.5 million in purchases of property and equipment, offset by $49.0 million in maturities of marketable securities.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2023 primarily consisted of $0.7 million from exercises of stock options and $0.2 million from issuance of common stock under the employee stock purchase plan.

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
•
the costs and timing of commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive regulatory approval or EUA;
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
•
the revenue, if any, received from commercial sales of our product candidates for which we receive regulatory authorization or approval;
•
the costs of operating as a public company; and
•
the progression of the COVID-19 pandemic and emergence of potential outbreaks of other coronaviruses, including the impact of any business interruptions to our operations or to those of our contract manufacturers, suppliers or other vendors resulting from the COVID-19 pandemic or other similar public health crises.

We believe that our cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the interim condensed consolidated financial statements in this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

In June 2023, we committed to a noncancelable purchase obligation related to the procurement of resin for future use in VYD222 drug substance batches under a Commercial Manufacturing Services Agreement with WuXi Biologics, which was entered into in December 2020, amended and restated in August 2021 and further amended and restated in September 2023 (as amended and restated, the “Commercial Manufacturing Agreement”). The total costs of contractually binding resin to be incurred by us is $10.4 million. During the three months ended September 30, 2023, we committed to noncancelable purchase obligations related to the procurement of materials to be used in VYD222 drug substance and drug product batches under the Commercial Manufacturing Agreement. The total costs of contractually binding materials to be incurred by us is $5.7 million. In September 2023, we committed to a noncancelable purchase obligation related to commercial VYD222 drug substance batches under the Commercial Manufacturing Agreement. The total costs of contractually binding commercial VYD222 drug substance batches to be incurred by us is $34.8 million. For additional information, see Note 9 to our condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q. Other than the above noted transactions, during the three and nine months ended September 30, 2023, there were no material changes to our contractual obligations from those described in the 2022 Form 10-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On January 31, 2023, a securities class action lawsuit captioned Brill v. Invivyd, Inc., et. al., Case No. 1:23-CV-10254-LTS, was filed against us and certain of our former officers in the U.S. District Court for the District of Massachusetts. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder on the basis of purportedly materially false and misleading statements and omissions concerning ADG20’s effectiveness against the Omicron variant of COVID-19. The complaint seeks, among other things, unspecified damages, attorneys’ fees, expert fees, and other costs. The court appointed lead plaintiffs for the action on June 28, 2023. On August 23, 2023, the lead plaintiffs filed an amended complaint that makes allegations similar to those in the original complaint and asserts the same claims against the same defendants as the original complaint. On October 19, 2023, the parties filed a joint stipulation to advise the court that the lead plaintiffs intend to seek leave to file a second amended complaint; by November 17, 2023, the parties will file a stipulation regarding the filing of the proposed second amended complaint and a briefing schedule for defendants’ response thereto.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities; Use of Proceeds

We did not issue any unregistered equity securities during the three months ended September 30, 2023.

Purchases of Equity Securities by the Issuer

We did not purchase any equity securities during the three months ended September 30, 2023.

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

10.1+

Employment Agreement by and between the Company and William Duke, dated July 19, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-40703), filed with the Securities and Exchange Commission on September 5, 2023).

10.2*†	Amendment Number Two to the Collaboration Agreement by and between the Company and Adimab, LLC, dated September 19, 2023.
10.3*†	Second Amended and Restated Commercial Manufacturing Services Agreement by and between the Company and WuXi Biologics (Hong Kong) Limited, dated September 19, 2023.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Indicates management contract or compensatory plan.
†	Certain portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
*	Filed herewith.
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

INVIVYD, INC.

Date: November 9, 2023	By:	/s/ David Hering, M.B.A.
David Hering, M.B.A.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 9, 2023	By:	/s/ William Duke, Jr.
William Duke, Jr.
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)