Form 10-K
period 2023-12-31
Invivyd, Inc.
filed 2024-03-28
CIK 1832038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $67.1 million based on the closing price of the registrant’s common stock on June 30, 2023. The calculation excludes shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. This determination of affiliate status is not a determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of March 12, 2024 was 119,221,230.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission no later than 120 days after the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, and are not guarantees of future performance. The words “may,” “anticipate,” “believe,” “could,” “expect,” “intends,” “might,” “plan,” “possible,” “potential,” “aim,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These statements speak only as of the date of this Annual Report on Form 10-K and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements include, without limitation, statements about the following:

•
our plans to commercialize PEMGARDA™ (pemivibart), which received emergency use authorization (“EUA”) from the U.S. Food and Drug Administration (“FDA”) in March 2024, including our expectations about the potential market opportunity and our ability to meet anticipated initial demand for PEMGARDA;
•
our expectation that PEMGARDA will be our first monoclonal antibody (“mAb”) in a planned series of innovative mAb candidates designed to keep pace with SARS-CoV-2 viral evolution, and our plans to leverage our INVYMAB™ platform approach to periodically introduce new or engineered mAb candidates as the SARS-CoV-2 virus evolves over time, including our expectation that VYD2311, a mAb optimized for neutralization potency against recent SARS-CoV-2 lineages such as BA.2.86 and JN.1, will be the next pipeline program to advance into clinical development;
•
the anticipated timing, design, progress and results of preclinical studies and clinical trials of our product candidates, including statements regarding initiation or completion of studies or trials and related preparatory work, the period during which results of any studies or trials will become available, and potential regulatory submissions;
•
our ability to rapidly and perpetually deliver antibody-based therapies that protect vulnerable people from the devastating consequences of circulating viral threats, beginning with SARS-CoV-2, and the potential of our pipeline of therapeutic candidates designed to protect vulnerable people from serious viral diseases, starting with COVID-19 and expanding into influenza and other high-need indications;
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
•
our manufacturing capabilities and strategy;
•
our ability to successfully commercialize our product candidates, if authorized or approved;
•
our ability to leverage technology and our INVYMAB platform approach to identify and develop future product candidates;
•
our expectation to apply our INVYMAB platform approach to produce lead molecules for other viral diseases, such as influenza;
•
our estimates of our expenses, ongoing losses, future potential revenue, capital requirements and our need for or ability to obtain additional funding;
•
our expectations regarding the anticipated timeline of our cash runway, and our ability to continue as a going concern; and
•
our competitive position and the development of and projections relating to our competitors or our industry.

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

Risks Related to our Financial Position and Capital Needs

•
Our financial condition raises substantial doubt regarding our ability to continue as a going concern.
•
We have incurred significant losses since our inception. We may continue to incur losses and may never achieve or maintain profitability.
•
We have a limited operating history and no history of commercializing products, which may make it difficult for an investor to evaluate the success of our business to date and to assess our future viability.
•
We will require additional funding through a combination of contribution from revenues, equity offerings, government or private-party grants, debt financings or other capital sources, such as collaborations with other companies, strategic alliances or licensing arrangements to finance our future operations. If we are unable to secure additional funding when needed, we could be forced to curtail our planned operations and the pursuit of our growth strategy.

Risks Related to the Development of our Product Candidates

•
Newly emerging and future SARS-CoV-2 variants could reduce the activity and effectiveness of antibodies as a potential prevention of or treatment for symptomatic COVID-19, which may significantly and adversely affect our ability to complete our clinical trials and to obtain and maintain authorization or approval of, and commercialize our product candidates.
•
To date, we have received regulatory authorization for only one product candidate, PEMGARDA. All of our other product candidates, other than adintrevimab, are currently in preclinical development. If we are unable to successfully develop, receive regulatory authorization or approval for and commercialize our product candidates for the indications we seek, or successfully develop any other product candidates, or experience significant delays in doing so, our business will be harmed.
•
Because our product candidates represent novel approaches to the prevention and/or treatment of relatively new disease, there are many uncertainties regarding the development, market acceptance, third-party reimbursement coverage and commercial potential of our product candidates. We may not be successful in aligning with regulators on an expedited and replicable pathway to SARS-CoV-2 mAb authorization or approval.
•
Our INVYMAB platform approach may not produce durable, broadly neutralizing, effective or safe mAbs in an adequate time period to address a changing virus. If we are unable to timely identify, develop, obtain and maintain authorization or approval for, and commercialize mAbs on a perpetual basis that keeps pace with viral evolution, our business prospects will be significantly harmed.
•
There can be no assurance that the public health emergency in the U.S. declared under the Federal Food, Drug, and Cosmetic Act (the “FDCA”) permitting the FDA to authorize drugs and biologics for emergency use during the COVID-19 pandemic will continue to be in place for an extended period of time and that the product candidates we are developing for COVID-19 could be granted an EUA by the FDA or similar authorization by regulatory authorities outside of the U.S. if we decide to apply for such an authorization. If we are not able to obtain required regulatory authorization or approval for our product candidates, our business will be substantially harmed.
•
Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials. Our product candidates may not have favorable results in later clinical trials, if any, or receive regulatory authorization or approval.
•
Lack of awareness or negative public opinion of mAb therapies and increased regulatory scrutiny of mAb therapies to prevent or treat COVID-19 may adversely impact the development or commercial success of our product candidates.
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

Risks Related to the Manufacturing of our Product Candidates

•
Monoclonal antibody therapies are complex and difficult to manufacture, and we currently rely on a contract manufacturer for access to capacity. We could experience manufacturing problems, may be unable to access desired manufacturing capacity within desired timeframes, or may be unable to access raw materials due to global supply chain shortages or otherwise, that result in delays in the development, supply, or commercialization of our product candidates or otherwise harm our business.
•
We currently depend on sole-source third-party suppliers and a single contract manufacturer for materials and services that are necessary for the conduct of preclinical studies, manufacture and testing of our product candidates for clinical trials and the commercialization of PEMGARDA, and the loss of these third-party suppliers or contract manufacturer or their inability to supply us with sufficient quantities of adequate materials and services, or to do so at acceptable quality levels and on a timely basis, could harm our business.

Risks Related to the Commercialization of Our Product Candidates

•
If the FDA revokes or terminates our EUA for PEMGARDA, we will be required to stop commercial distribution of PEMGARDA immediately unless we can obtain FDA approval for PEMGARDA under a traditional regulatory pathway, which is lengthy and expensive, which could harm our future business prospects.
•
Even if any of our product candidates receive marketing authorization or approval, such as PEMGARDA, they may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, due to the product profile, reimbursement dynamics or other reasons.
•
If we are unable to build and maintain sales, marketing and distribution capabilities for PEMGARDA or any other product candidate that may receive regulatory authorization or approval, we may not be successful in commercializing PEMGARDA or such other product candidates if and when they are authorized or approved.
•
The affected populations for our product candidates, including PEMGARDA, may be smaller than we or third parties currently project, which may affect the addressable markets for our product candidates.
•
Our mAb product candidates may face significant competition from vaccines, antiviral agents and other therapeutics for COVID-19 that are currently available or in development.

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

General Risk Factors

•
We and certain of our former officers have been named as defendants in a pending securities class action lawsuit. This lawsuit, and potential similar or related lawsuits or investigations, could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our results of operations. This lawsuit, and any other lawsuits or investigations to which we are subject, will be costly to defend or comply with and are uncertain in their outcome.

PART I

Item 1. Business.

Overview

Invivyd, Inc. is a commercial-stage company on a mission to rapidly and perpetually deliver antibody-based therapies that protect vulnerable people from the devastating consequences of circulating viral threats, beginning with SARS-CoV-2. Our proprietary INVYMAB™ platform approach combines state-of-the-art viral surveillance and predictive modeling with advanced antibody engineering. INVYMAB is designed to facilitate the rapid, serial generation of new monoclonal antibodies (“mAbs”) to keep pace with evolving viral threats.

On March 22, 2024 we received emergency use authorization (“EUA”) from the U.S. Food and Drug Administration (“FDA”) for PEMGARDA™ (pemivibart) injection, for intravenous use, a half-life extended investigational mAb, for the pre-exposure prophylaxis (prevention) of COVID-19 in adults and adolescents (12 years of age and older weighing at least 40 kg) who have moderate-to-severe immune compromise due to certain medical conditions or receipt of certain immunosuppressive medications or treatments and are unlikely to mount an adequate immune response to COVID-19 vaccination. Recipients should not be currently infected with or have had a known recent exposure to an individual infected with SARS-CoV-2. We expect that PEMGARDA will be available for order in the U.S. imminently.

PEMGARDA is our first mAb in a planned series of innovative mAb candidates designed to keep pace with SARS-CoV-2 viral evolution. As the SARS-CoV-2 virus evolves over time, we anticipate leveraging our INVYMAB platform approach to periodically introduce new or engineered mAb candidates, an approach that would be analogous to the periodic updates made to influenza and COVID-19 vaccines. In January 2024, we nominated VYD2311, a mAb optimized for neutralization potency against recent SARS-CoV-2 lineages such as BA.2.86 and JN.1, as a drug candidate, and we expect it will be the next pipeline program to advance into clinical development. In addition to developing candidates for COVID-19, we expect to apply our INVYMAB platform approach to produce lead molecules for other viral diseases, such as influenza.

Prior to receiving the EUA for PEMGARDA in March 2024, we announced positive initial results from the ongoing CANOPY Phase 3 clinical trial of VYD222 in December 2023. The CANOPY clinical trial enrolled approximately 750 participants across two cohorts, including approximately 300 individuals who are significantly immunocompromised in Cohort A and approximately 450 individuals at risk of exposure to SARS-CoV-2 in Cohort B. Prior to commencing the CANOPY clinical trial, in June 2023, we announced that we reached general alignment with the FDA on a pathway to a potential EUA for VYD222 and anticipated follow-on mAb candidates designed to prevent COVID-19, which included the use of calculated serum neutralizing titers as a correlate of protection (surrogate of clinical efficacy) in an immunobridging approach to a pivotal clinical trial of VYD222. Based on FDA feedback, the use of a correlate of protection in an immunobridging approach to a pivotal EUA-directed clinical trial may be a reasonable approach for a new mAb candidate when clinical trial data from a “prototype” mAb is available, provided that the new mAb candidate: (1) is similar to the prototype mAb such that it leverages a consistent manufacturing platform and has limited structural and functional differences; and (2) has supportive nonclinical data, such as favorable in vitro neutralization data against currently circulating SARS-CoV-2 variants.

Globally, COVID-19 has caused millions of deaths and lasting health problems in many survivors and remains a significant global health concern, particularly for immunocompromised individuals. Isolation and mental health impacts, absenteeism from work, and educational losses for children have been profound consequences of this crisis. COVID-19 persists and continues to impact patients, notably those who are immunocompromised, and combating this disease will require a variety of effective and safe prevention and treatment options for years to come. By leveraging our capabilities, which we have developed through our experience with adintrevimab and pemivibart and nearly four years in the COVID-19 space, we aim to develop a continuous repertoire of SARS-CoV-2 neutralizing mAbs to keep pace with viral evolution.

Since our inception, we have devoted substantially all of our resources to organizing and staffing, building an intellectual property portfolio, business planning, conducting research and development, establishing and executing arrangements with third parties for the manufacture of our product candidates, and raising capital. Our focus in recent months has been and will continue to be supporting the commercialization of PEMGARDA and establishing streamlined development pathways that could enable us to efficiently introduce new or engineered mAb candidates targeting SARS-CoV-2, leveraging our INVYMAB platform approach and previously generated safety and efficacy data from our clinical trials of adintrevimab and/or pemivibart.

We rely on partnerships, external consultants and contract research organizations (“CROs”) to conduct discovery, nonclinical, preclinical, clinical and commercial activities. Additionally, we rely on contract testing laboratories and contract development and manufacturing organizations (“CDMOs”) to execute our chemistry, manufacturing and controls (“CMC”) development, testing and manufacturing activities. We have engaged WuXi Biologics (Hong Kong) Limited (“WuXi Biologics”), a CDMO, for the development and manufacture of our product candidates for clinical and commercial use. Further, in 2022, we secured dedicated laboratory space and expanded our research team in order to enable internal discovery and development of our mAb candidates, while continuing to leverage our existing partnership with Adimab. We are focused on antibody discovery and use of Adimab’s platform technology, while building our internal capabilities. In addition, we expect to continue to rely on third parties for clinical trials and the manufacture and testing of our product candidates, as well as to perform ongoing research and development and other services on our behalf.

Our Strategy

Our strategy is to discover, develop and commercialize differentiated products that could be used for the prevention and/or treatment of viral diseases beginning with COVID-19. We intend to deliver new product candidates on a perpetual, ongoing basis to provide solutions for vulnerable people as new SARS-CoV-2 variants emerge. In order to achieve this goal, our strategy involves execution of the following key elements:

•
Successfully commercializing PEMGARDA in the U.S. On March 22, 2024, we received an EUA from the FDA for PEMGARDA for the pre-exposure prophylaxis (prevention) of COVID-19 in adults and adolescents (12 years of age and older weighing at least 40 kg) who have moderate-to-severe immune compromise due to certain medical conditions or receipt of certain immunosuppressive medications or treatments and are unlikely to mount an adequate immune response to COVID-19 vaccination. Recipients should not be currently infected with or have had a known recent exposure to an individual infected with SARS-CoV-2. To support the commercialization of PEMGARDA, we have directly hired key leaders for our sales, marketing, market access, and medical affairs teams who have extensive experience commercializing products within the infectious diseases space. We are also leveraging contract organizations for certain field-based roles. We plan to concentrate initially on the healthcare practitioners and institutions who care for the highest risk immunocompromised adults and adolescents through a highly focused field sales organization, which can potentially expand over time to reach the additional healthcare practitioners and institutions who care for other groups of moderately to severely immunocompromised adults and adolescents. While we are currently focused on commercializing PEMGARDA in the U.S. with the commercial organization we have built, we continue to explore potential opportunities to expand our ability to serve vulnerable people through partnerships and collaborations.
•
Ensuring supply of drug product for PEMGARDA and future clinical product candidates. We have partnered with WuXi Biologics for CMC development and for clinical and commercial drug substance and drug product supply of PEMGARDA. We believe we have secured sufficient capacity for the anticipated initial demand for PEMGARDA. We continue to evaluate access to capacity at WuXi Biologics and other CDMOs so we can aim to meet potential future demand for PEMGARDA and future clinical product candidates.
•
Establishing streamlined development pathways that would allow us to fully leverage our INVYMAB platform approach to efficiently introduce new or engineered mAb candidates targeting SARS-CoV-2. We continue to engage with the FDA with the aim of establishing expedited and replicable pathways for the authorization or approval of new or engineered SARS-CoV-2 mAbs that emerge from our INVYMAB platform approach. There are precedents for streamlined pathways in the influenza and COVID-19 vaccine spaces for leveraging existing safety and efficacy data to bridge quickly to new or modified vaccines. We expect that these discussions with the FDA will continue as we advance VYD2311, our next anticipated mAb candidate developed using our INVYMAB platform approach.
•
Advancing our INVYMAB platform approach and differentiated product candidates to address infectious diseases through internal research, in-licensing and leveraging collaborations. Leveraging our INVYMAB platform approach which combines state-of-the-art viral surveillance and predictive modeling with advanced antibody engineering, we have built a portfolio of broadly neutralizing SARS-CoV-2 antibodies as our lead disease area of focus. We have exclusive access to Adimab’s industry-leading B-cell mining, protein and antibody engineering capabilities for coronavirus antibody discovery. We are currently leveraging this partnership and building internal capabilities to further expand our portfolio with additional uniquely differentiated anti-viral antibodies targeting SARS-CoV-2, as well as other infectious diseases. In addition, we can employ unique protein engineering strategies to enhance activity of our antibodies against circulating SARS-CoV-2 variants of concern (“VoCs”). With our cutting edge viral and epidemiological surveillance, we aim to stay ahead of potential future VoCs with our repertoire of broadly neutralizing mAbs. Finally, we continue to evaluate product candidates for infectious diseases with high unmet need through in-licensing opportunities in addition to utilizing our team’s expertise and differentiated design capabilities.
•
Leveraging our team’s collective expertise in development, manufacturing and commercialization to deliver future product candidates to patients. Since our inception, we have assembled a team with deep and specific expertise in discovering, developing, manufacturing and commercializing novel treatments for infectious diseases, including extensive experience with developing mAb-based therapies. Based on our team’s collective track record, including other COVID-19 product launches, we executed on the clinical, regulatory, and manufacturing plan for PEMGARDA, which we expect to leverage to support our anticipated follow-on programs.

Background on COVID-19 and SARS-CoV-2 Variants

COVID-19, the disease caused by SARS-CoV-2 and its variants, gave rise to a global pandemic in 2020. SARS-CoV-2 continues to cause infections and disease. COVID-19 remains a significant global health problem. According to recent estimates from the World Health Organization (“WHO”), there have been approximately 774 million cases of laboratory-confirmed COVID-19 and 7.0 million COVID-19-related deaths worldwide, with approximately 103 million laboratory-confirmed cases of COVID-19 and more than 1.2 million COVID-19-related deaths in the U.S. Disease modeling conducted by several different organizations suggests that these estimates significantly underrepresent the true number of infections and deaths related to COVID-19.

Evolution of SARS-CoV-2 resulting in the rise of new variants and VoCs continues to pose significant issues. A VoC is a variant designated by the WHO for which there is evidence of an increase in transmissibility, more severe disease, significant reduction in neutralization by antibodies generated during previous infection or vaccination, reduced effectiveness of treatments or vaccines, or diagnostic detection failures. From early 2022, several Omicron sublineages have represented the dominant VoCs circulating globally. Several of the amino acid substitutions within the receptor binding domain (“RBD”) of the spike glycoprotein of the Omicron sublineages are associated with escape from common classes of neutralizing antibodies, thereby endowing Omicron with significantly increased resistance to serum neutralizing antibodies induced following natural infection and vaccination with ancestral strains of the virus. Importantly, all therapeutic mAbs targeting SARS-CoV-2 previously authorized, prior to the EUA for PEMGARDA, have had their authorizations revoked in the U.S. due to loss of activity as new variants emerged.

Current Approaches for Prevention and Treatment of COVID-19 and Their Limitations

In response to the COVID-19 pandemic, multiple therapeutics have been discovered, developed and authorized at an unprecedented speed. Currently available vaccines demonstrate limited effectiveness, and antiviral medications can have significant drug-drug interactions, particularly in the immunocompromised that can limit their utility. Monoclonal antibody therapies have the potential to provide vulnerable populations with additional protection from COVID-19.

mAbs for Prevention or Treatment of COVID-19 in the U.S.

As of the date of this report, no mAb has been approved in the U.S. for prevention (pre- or post-exposure) or treatment of COVID-19. Other than the EUA for PEMGARDA issued by the FDA in March 2024, the FDA previously issued an EUA for tixagevimab/cilgavimab for pre-exposure prophylaxis of COVID-19, in addition to EUAs for casirivimab/imdevimab and bamlanivimab/etesevimab for post-exposure prophylaxis of COVID-19 in certain individuals. In addition, four mAb products, casirivimab/imdevimab, bamlanivimab/etesevimab, sotrovimab, and bebtelovimab, received an EUA from the FDA for the treatment of COVID-19 in patients at high risk of disease progression. Despite this progress in the availability of mAbs for the prevention and treatment of COVID-19, the clinical utility of these products has varied over time due to the emergence of SARS-CoV-2 variants demonstrating partial or full resistance to neutralization. At this time none of these products, other than PEMGARDA, are authorized for use in prevention or treatment of COVID-19 in the U.S. due to loss of activity as new variants emerged. For this reason, an ongoing supply of novel or engineered mAb products are needed to protect against SARS-COV-2 variants that continue to emerge over time.

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

•
Recognition of the importance of broadly neutralizing antibodies with a reduced risk of viral escape: From the outset of our COVID-19 program, we chose to identify and engineer mAbs with a high potential to resist SARS-CoV-2 variant escape. We are targeting epitopes that are (1) conserved, non-overlapping, (2) rare and under less immune pressure, and (3) potentially conserved across other human angiotensin converting enzyme-2 (“ACE-2”) using sarbecoviruses (such as SARS-CoV-2), providing anticipated neutralization breadth to our mAb candidates.
•
Continuous monitoring for SARS-CoV-2 variants: We continuously maintain and improve our in-house monitoring system for identifying new and upcoming SARS-CoV-2 variants before they become VoCs. Further, by pinpointing dominant spike glycoprotein sites targeted by human antibody repertoires and mapping common mutational escape routes, we aim to predict future variants.
•
Industry-leading antibody mining, engineering and developability screening capabilities through internal expertise and our partnership with Adimab: We leverage deep B-cell mining capabilities to isolate broadly neutralizing antibodies linked to utilization of antibody engineering capabilities to improve the potency, breadth, biophysical properties and developability of our candidates we advance into preclinical development. Where applicable, we specifically engineer our antibodies, for example to extend their half-lives or modify their Fc-mediated innate immune effector function. Additionally, we profile the activity of our candidates expressed in alternative formats such as single-domain or bispecific molecules.
•
Expedited path to the clinic and market: In order to deliver new mAb products that keep pace with emerging SARS-CoV-2 variants, we believe that new, expedited approaches and pathways are needed across nonclinical, clinical and CMC development to provide more rapid solutions to vulnerable people. We are leveraging and applying our experience with adintrevimab, which demonstrated clinically meaningful results and a robust safety package, and PEMGARDA, to new therapeutic candidates. We seek to streamline nonclinical toxicology studies where possible, with the intention of reducing dependence on animal studies, which we believe is well in line with the FDA’s position. Furthermore, the SARS-CoV-2 RBD is a well validated target and mechanism of action for mAbs with robust safety and efficacy data generated across the class. We expect that these data will enable the continued application of surrogate endpoints in future development programs, an approach that was leveraged in our CANOPY clinical trial of VYD222 with the use of calculated serum neutralizing antibody titers as a correlate of protection. We also seek to streamline our manufacturing approach, leveraging platform processes and historical data to ensure product quality for future product candidates. We will be actively engaging with regulatory authorities to seek concurrence on these proposals as we advance our product candidates.

We are employing similar strategies for other antigenically variable viruses, such as influenza.

Emergency Use Authorization Environment in the U.S.

Under Section 564 of the FDCA, the FDA Commissioner has the authority to authorize the emergency use of an unapproved medical product or an unapproved use of an approved medical product for certain emergency circumstances after the Secretary of the U.S. Department of Health and Human Services (“HHS”) has made a declaration of an emergency or threat justifying authorization of emergency use. On January 31, 2020, the Secretary of HHS issued a declaration of a public health emergency related to COVID-19 under Section 319 of the Public Health Service Act (the “PHS Act”). On February 4, 2020, the Secretary of HHS determined pursuant to his authority under Section 564 of the FDCA that COVID-19 represented a public health emergency with significant potential to affect national security or the health and security of U.S. citizens living abroad. Following this determination, on March 27, 2020, the Secretary of HHS declared that circumstances exist justifying the authorization of the emergency use of drugs and biological products during the COVID-19 pandemic, subject to the terms of any authorization issued by the FDA.

Although the Biden Administration allowed the COVID-19 public health emergency declared by HHS under Section 319 of the PHS Act to expire on May 11, 2023, this did not impact the FDA’s ability to authorize COVID-19 drugs and biological products for emergency use. The FDA may continue to issue new EUAs going forward when criteria for issuance are met. Such ability arises from the determinations and declarations issued pursuant to Section 564 of the FDCA, including the EUA declaration on March 27, 2020, which remains in effect unless or until the Secretary of HHS terminates such declaration. If an EUA declaration is terminated, the EUAs based on such declaration would cease to be in effect and the FDA may no longer issue EUAs for products covered by such declaration.

Unlike previous EUAs for COVID-19, where products were available via an Advance Purchase Agreement with the U.S. federal government, PEMGARDA will follow a traditional commercial distribution model. In the traditional commercial model, customers purchase the product directly from wholesalers and/or distributors and the product is shipped to the various sites of care, including provider institutions and clinics that bill health insurance plans for the product.

Addressable Patient Populations

Pre-Exposure Prophylaxis

Based on our market research and internal analysis, we believe that there are more than 9 million immunocompromised people, with varying degrees of immune compromise, in the U.S. alone who may not adequately respond to COVID-19 vaccination, increasing their risk for severe COVID-19.

The total addressable market in the U.S. for PEMGARDA is limited to the population that falls within the product’s authorized use, specifically certain adults and adolescents (12 years of age and older weighing at least 40 kg) who have moderate-to-severe immune compromise due to certain medical conditions or receipt of certain immunosuppressive medications or treatments and are unlikely to mount an adequate immune response to COVID-19 vaccination. Of the various groups with moderate-to-severe immune compromise, we believe that there are approximately 485,000 people in the highest risk group, such as solid organ transplant recipients and those with certain hematological/lymphatic cancers, including stem cell transplant recipients.

In an EUA environment, the Healthcare Provider and Patient Fact Sheets specify the patient populations eligible to receive an authorized product, such as PEMGARDA, and utilization is bound by these specifications.

Treatment

We believe that there are still gaps in COVID-19 treatment alternatives. For instance, significant drug-drug interactions can limit the utility of some oral antivirals as a treatment option for immunocompromised people or others who are taking certain medications. While COVID-19 prevention is our current focus, and PEMGARDA is not authorized for use for treatment of COVID-19 or for post-exposure prophylaxis of COVID-19, we believe there could be opportunities to further explore the development of mAbs for the treatment of COVID-19.

Pediatrics

Although children are at lower risk of developing severe COVID-19 compared to adults, a subset of children experience severe disease and poor outcomes, such as multisystem inflammatory syndrome and long COVID. Safe and effective therapies are needed to prevent disease and hospitalization in high-risk children including these complications. Although there is a paucity of data regarding the immune response to COVID-19 vaccines in children with moderate-to-severe immunocompromise, a subset of these children may have suboptimal immune responses to vaccines similar to adults with certain forms of immunocompromise and thus have the potential to benefit from a passive immune approach.

Pipeline Overview

With our INVYMAB platform approach, we aim to rapidly and perpetually deliver antibody-based therapies that protect vulnerable people from the devastating consequences of circulating viral threats. Leveraging state-of-the-art viral surveillance, predictive modeling, and advanced antibody engineering techniques, we have generated a pipeline of therapeutic candidates designed to protect vulnerable people from serious viral diseases, starting with COVID-19 and expanding into influenza and other high-need indications.

PEMGARDA is our first mAb in a planned series of innovative mAb candidates designed to keep pace with SARS-CoV-2 viral evolution. As the virus evolves over time, we anticipate periodically introducing new or engineered mAb candidates, an approach that would be analogous to the periodic updates made to influenza and COVID-19 vaccines. We expect that VYD2311 will be the next anti-SARS-CoV-2 mAb candidate that we advance into clinical development. VYD2311 is optimized for neutralization potency against recent SARS-CoV-2 lineages such as BA.2.86 and JN.1.

Beyond PEMGARDA and VYD2311, we have additional anti-SARS-CoV-2 mAb candidates in discovery and pre-clinical characterization. Our robust pipeline reflects our strategy to continuously discover and engineer new candidates that can be leveraged to keep pace with viral evolution.

PEMGARDA

PEMGARDA (pemivibart) injection, for intravenous use received EUA from the FDA in March 2024 for the pre-exposure prophylaxis (prevention) of COVID-19 in adults and adolescents (12 years of age and older weighing at least 40 kg) who have moderate-to-severe immune compromise due to certain medical conditions or receipt of certain immunosuppressive medications or treatments and are unlikely to mount an adequate immune response to COVID-19 vaccination. Recipients should not be currently infected with or had recent known exposure to a person infected with SARS-CoV-2.

Per the PEMGARDA Fact Sheet for Healthcare Providers, medical conditions or treatments that may result in moderate-to-severe immune compromise and an inadequate immune response to COVID-19 vaccination include:

•
Active treatment for solid tumor and hematologic malignancies
•
Hematologic malignancies associated with poor responses to COVID-19 vaccines regardless of current treatment status (e.g., chronic lymphocytic leukemia, non-Hodgkin lymphoma, multiple myeloma, acute leukemia)
•
Receipt of solid-organ transplant or an islet transplant and taking immunosuppressive therapy
•
Receipt of chimeric antigen receptor (CAR)-T-cell or hematopoietic stem cell transplant (within 2 years of transplantation or taking immunosuppressive therapy)
•
Moderate or severe primary immunodeficiency (e.g., common variable immunodeficiency disease, severe combined immunodeficiency, DiGeorge syndrome, Wiskott-Aldrich syndrome)
•
Advanced or untreated HIV infection (people with HIV and CD4 cell counts <200/mm3, history of an AIDS-defining illness without immune reconstitution, or clinical manifestations of symptomatic HIV)
•
Active treatment with high-dose corticosteroids (i.e., ≥20 mg prednisone or equivalent per day when administered for ≥2 weeks), alkylating agents, antimetabolites, transplant-related immunosuppressive drugs, cancer chemotherapeutic agents classified as severely immunosuppressive, and biologic agents that are immunosuppressive or immunomodulatory (e.g., B-cell depleting agents)

PEMGARDA is not authorized for treatment of COVID-19, or for post-exposure prophylaxis of COVID-19 in individuals who have been exposed to someone infected with SARS-CoV-2. PEMGARDA has not been approved, but has been authorized for emergency use by the FDA under an EUA, for pre-exposure prophylaxis of COVID-19 in certain adults and adolescent individuals (12 years of age and older weighing at least 40 kg). The emergency use of PEMGARDA is only authorized for the duration of the declaration that circumstances exist justifying the authorization of the emergency use of drugs and biological products during the COVID-19 pandemic under Section 564(b)(1) of the FDCA, 21 U.S.C. § 360bbb-3(b)(1), unless the declaration is terminated or authorization revoked sooner.

Based on the FDA’s review of the totality of scientific evidence available, the FDA determined that it is reasonable to believe that PEMGARDA may be effective for pre-exposure prophylaxis of COVID-19 in certain adults and adolescents, as described in the EUA, and that when used under the conditions described in the EUA, the known and potential benefits of PEMGARDA outweigh the known and potential risks of such product. To support the EUA for PEMGARDA, an immunobridging approach was used to determine if PEMGARDA may be effective for pre-exposure prophylaxis of COVID-19. Immunobridging is based on the serum neutralization titer-efficacy relationships identified with other neutralizing human mAbs against SARS-CoV-2. This includes adintrevimab, the parent mAb of pemivibart, and other mAbs that were previously authorized for EUA. The CANOPY clinical trial was designed to utilize current relevant SARS-CoV-2 variants in the analyses of neutralizing titers. The most relevant SARS-CoV-2 variant circulating in the U.S. at the time of the analysis (JN.1) was selected as the variant for the analysis of the primary immunobridging endpoint. Initial immunobridging data from the immunocompromised cohort showed that immunobridging was established in the CANOPY clinical trial and that the calculated serum neutralizing antibody titers against JN.1 were consistent with the titer levels associated with efficacy in prior clinical trials of adintrevimab and other mAb products previously authorized for the prevention of COVID-19.

There are limitations of the data supporting the benefits of PEMGARDA. Evidence of clinical efficacy for other neutralizing human mAbs against SARS-CoV-2 was based on different populations and SARS-CoV-2 variants that are no longer circulating. Additionally, the variability associated with cell-based EC50 value determinations, along with limitations related to pharmacokinetic data and efficacy estimates for the mAbs in prior clinical trials, impact the ability to precisely estimate protective titer ranges.

With regards to the safety profile, anaphylaxis has been observed with PEMGARDA and the PEMGARDA Fact Sheet for Healthcare Providers includes a boxed warning for anaphylaxis. The most common adverse events (all grades, incidence ≥2%) observed in participants who have moderate-to-severe immune compromise treated with PEMGARDA included systemic and local infusion-related or hypersensitivity reactions, upper respiratory tract infection, viral infection, influenza-like illness, fatigue, headache, and nausea.

Following the recent authorization of PEMGARDA, we expect that product will be available for order in the U.S. imminently. We plan to concentrate initially on the healthcare practitioners and institutions who care for the estimated 485,000 highest risk moderately to severely immunocompromised adults and adolescents through a highly focused field sales organization which can potentially expand over time to reach additional healthcare practitioners and institutions who care for other groups of moderately to severely immunocompromised adults and adolescents. We have directly hired key leaders for our sales, marketing, market access, and medical affairs teams, in addition to leveraging contract organizations for certain field-based roles.

Manufacturing Strategy

We do not currently own or operate any manufacturing facilities and have invested significant resources to develop commercial-scale manufacturing in partnership with our contract manufacturer partner, WuXi Biologics, with whom we have been working since our inception. We have contracted with WuXi Biologics for the manufacturing of commercial-scale PEMGARDA and VYD2311. PEMGARDA and VYD2311 are produced using an industry standard mAb manufacturing process including a recombinant Chinese Hamster Ovary (“CHO”) commercial cell line, fed-batch suspension cell culture and a chromatography column-based purification process. The drug product manufacture uses an industry standard sterile liquid drug product manufacturing process.

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

We have also established a cell line license agreement with WuXi Biologics that allows for the transfer and use in drug substance manufacturing of any cell line developed by WuXi Biologics on our behalf, including those used in the manufacture of PEMGARDA, VYD2311 and other product candidates. This license enables cell line and manufacturing process transfer to additional contract manufacturers.

We have devoted and expect to continue to devote significant resources to the manufacture of PEMGARDA, and we expect to have sufficient clinical supply to support our ongoing clinical trial needs and sufficient commercial supply to meet anticipated initial demand for PEMGARDA.

Foreign contract manufacturing organizations, including WuXi Biologics, may be subject to U.S. legislation, including the proposed BIOSECURE Act, investigations, sanctions, trade restrictions, and other foreign regulatory requirements, which could increase the cost or reduce the supply of material available to us, delay or impact clinical trials, or delay procurement of commercial supply. Accordingly, we continue to evaluate access to capacity at WuXi Biologics, as well as other CDMOs so we can aim to meet potential future demand for PEMGARDA and future clinical product candidates.

Our Relationship with Adimab

Since our founding in June 2020, we have focused on the development of mAbs for both the prevention and treatment of COVID-19. Adimab is a leading provider of antibody discovery, engineering and optimization services and has established an extensive presence in the drug discovery industry.

Since July 2020, we are party to an assignment and license agreement with Adimab under which Adimab assigned to us its rights to all existing coronavirus antibodies controlled by it and their derivatives, including adintrevimab. See “—Licensing, Collaborations and Partnerships—Assignment and License Agreement with Adimab.” In May 2021, we entered into a funded discovery agreement with Adimab focused on discovery efforts for new antibodies that may be effective against other coronaviruses and influenza, both of which have the potential to cause pandemics. In the event that Adimab discovers an antibody that is expected to meet certain product profiles developed by us, we will have the exclusive option to require Adimab to assign us its rights in any such antibody and to grant us certain licenses. See “—Licensing, Collaborations and Partnerships—Collaboration Agreement with Adimab.” In addition, in September 2022, we entered into a platform transfer agreement with Adimab. Under the platform transfer agreement, we were granted the right under certain intellectual property of Adimab to practice certain elements of Adimab’s platform technology, including B-cell cloning using Adimab’s proprietary yeast cell lines and other antibody optimization libraries, trade secrets, protocols and software of Adimab, to discover, engineer and optimize antibodies. We do not have access to Adimab’s proprietary discovery libraries. We were also granted the right under certain intellectual property of Adimab to research, develop, make, sell and exploit such antibodies and products containing such antibodies. See “—Licensing, Collaborations and Partnerships—Adimab Platform Transfer Agreement.”

Licensing, Collaborations and Partnerships

Adimab Assignment Agreement

In July 2020, we entered into an Assignment and License Agreement with Adimab (the “Adimab Assignment Agreement”) with respect to discovery and optimization of coronavirus-specific antibodies, including COVID-19 and SARS. Under the Adimab Assignment Agreement, Adimab assigned to us its rights, title and interest in and to certain of its coronavirus-specific antibodies (each, a “CoV Antibody” and together, the “CoV Antibodies”), including modified or derivative forms thereof, and related intellectual property. Adimab also granted us a non-exclusive, worldwide, royalty-bearing, sublicensable license to certain of its platform patents and technology for the development, manufacture and commercialization of the CoV Antibodies and pharmaceutical products containing or comprising one or more CoV Antibodies (each, a “Product”) for all indications and uses, with the exception of certain diagnostic uses and use as a research reagent. We are entitled to sublicense the assigned rights and licensed intellectual property solely with respect to any CoV Antibody or Product, subject to specified conditions of the agreement. We are obligated to use commercially reasonable efforts to achieve specified development and regulatory milestones for Products in certain major markets and to commercialize a product in any country in which we obtain marketing approval.

In July 2020, in consideration for the rights assigned and license conveyed under the Adimab Assignment Agreement, we issued 5,000,000 shares of our Series A preferred stock, then having a fair value of $40.0 million, to Adimab. In addition, under the Adimab Assignment Agreement, we are obligated to pay Adimab up to $16.5 million upon the achievement of specified development and regulatory milestones for the first Product under the agreement that achieves such specified milestones and up to $8.1 million upon the achievement of specified development and regulatory milestones for the second Product under the agreement that achieves such specified milestones. The maximum aggregate amount of milestone payments payable under the agreement for any and all Products is $24.6 million. Through December 31, 2023, we had made aggregate milestone payments of $11.1 million to Adimab under the Adimab Assignment Agreement. We are also obligated to pay Adimab royalties of a mid-single-digit percentage based on net sales of any Products, beginning upon the first commercial sale of a Product in accordance with the Adimab Assignment Agreement. The royalty rate is subject to reductions specified under the agreement. Royalties are due on a Product-by-Product and country-by-country basis beginning upon the first commercial sale of each Product and ending on the later of (i) 12 years after the first commercial sale of such Product in such country and (ii) the expiration of the last valid claim of a patent covering such Product in such country (the “Royalty Term”).

Unless earlier terminated, the Adimab Assignment Agreement remains in effect until the expiration of the last-to-expire Royalty Term for any and all Products. We may terminate the Adimab Assignment Agreement at any time for any or no reason upon advance written notice to Adimab or in the event of a material breach by Adimab that is not cured with specific periods. Adimab may only terminate the agreement if we materially breach, and do not cure, our diligence obligation or a payment obligation. Upon any termination of the agreement prior to its expiration, all licenses and rights granted pursuant to the arrangement will automatically terminate and revert to the granting party and all other rights and obligations of the parties will terminate.

Through December 31, 2023, we had made aggregate payments of $13.7 million to Adimab under the Adimab Assignment Agreement, inclusive of the aforementioned milestone payments.

Adimab Collaboration Agreement

In May 2021, we entered into a Collaboration Agreement with Adimab, as amended in November 2022 and September 2023 (the “Adimab Collaboration Agreement”), for the discovery and optimization of proprietary antibodies as potential therapeutic product candidates. Under the Adimab Collaboration Agreement, we could collaborate with Adimab on research programs for a specified number of targets selected by us within a specified time period. Under the Adimab Collaboration Agreement, Adimab granted us a worldwide, non-exclusive license to certain of Adimab’s platform patents and technology and antibody patents to perform our responsibilities during the ongoing research period and for a specified evaluation period thereafter (the “Evaluation Term”). We granted Adimab a license to certain of our patents and intellectual property solely to perform Adimab’s responsibilities under the research plans. Under the Adimab Collaboration Agreement, we have an exclusive option, on a program-by-program basis, to obtain licenses and assignments to commercialize selected products containing or comprising antibodies directed against the applicable target, which option may be exercised upon the payment of a specified option fee for each program. Upon our exercise of an option, Adimab will assign to us all right, title and interest in the antibodies of the optioned research program and will grant us a worldwide, royalty-free, fully paid-up, non-exclusive, sublicensable license under the Adimab platform technology for the development, manufacture and commercialization of the antibodies for which we have exercised our options and products containing or comprising those antibodies.

Under the Adimab Collaboration Agreement, we are obligated to use commercially reasonable efforts to develop, seek marketing approval for, and commercialize one product that contains an antibody discovered in each optioned research program.

Under the Adimab Collaboration Agreement, we agreed to pay Adimab a quarterly fee of $1.3 million, which could be cancelled at our option at any time. For so long as we were paying such quarterly fee (or earlier if (i) we experience a change of control after the third anniversary of the Adimab Collaboration Agreement or (ii) Adimab owns less than a specified percentage of our equity), Adimab and its affiliates agreed not to assist or direct certain third parties to discover or optimize antibodies intended to bind to coronaviruses or influenza viruses. Under the Adimab Collaboration Agreement, we could also elect to decrease the scope of Adimab’s exclusivity obligations and obtain a corresponding decrease in the quarterly fee. In December 2023, we elected to decrease the scope of Adimab’s exclusivity obligations to cover only coronaviruses and obtained a corresponding decrease in the quarterly fee, and we are now obligated to pay Adimab a quarterly fee of $0.6 million starting in the first quarter of 2024.

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

Through December 31, 2023, we had made aggregate payments of $17.1 million to Adimab under the Adimab Collaboration Agreement. As of December 31, 2023, $0.7 million was due to Adimab by us.

Adimab Platform Transfer Agreement

In September 2022 (the “Adimab Platform Transfer Agreement Effective Date”), we entered into a Platform Transfer Agreement with Adimab (the “Adimab Platform Transfer Agreement”), under which we were granted the right under certain intellectual property of Adimab to practice certain elements of Adimab’s platform technology, including B-cell cloning using Adimab’s proprietary yeast cell lines and other antibody optimization libraries, trade secrets, protocols and software of Adimab, to discover, engineer and optimize antibodies. We do not have access to Adimab’s proprietary discovery libraries. We were also granted the right under certain intellectual property of Adimab to research, develop, make, sell and exploit such antibodies and products containing such antibodies. The Adimab platform has been transferred to us in accordance with the terms of the Adimab Platform Transfer Agreement.

We are obligated to pay Adimab an annual fee of single digit millions on each of the first four anniversaries of the Adimab Platform Transfer Agreement Effective Date, which allows us to receive material improvements to the platform technology, including materially improved antibody optimization libraries, updates that provide new functionality to the platform, and software upgrades, from Adimab through June 2027. The first annual fee became due in September 2023 and was paid in October 2023. Beginning in July 2027 and ending in June 2042, unless terminated earlier, we have the option to receive additional material improvements to the platform technology from Adimab, subject to a commercially reasonable fee to be negotiated by the parties.

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

Through December 31, 2023, we had made aggregate payments of $5.0 million to Adimab under the Adimab Platform Transfer Agreement.

Population Health Partners

In November 2022 (the “PHP Effective Date”), we entered into a Master Services Agreement with Population Health Partners, L.P. (“PHP”), pursuant to which PHP agreed to provide services and create deliverables for us as agreed between us and PHP and set forth in one or more work orders under such agreement (the “PHP MSA”). The term of the PHP MSA commenced on the PHP Effective Date for an initial term of one year. The PHP MSA renews for subsequent periods, until terminated in accordance with its terms. On the PHP Effective Date, we and PHP entered into the first work order under the PHP MSA (the “PHP Work Order”), pursuant to which PHP agreed to advise and counsel us regarding clinical development and regulatory matters with respect to our product candidates. The PHP Work Order was effective for six months from the PHP Effective Date and terminated in accordance with its terms in May 2023. The PHP MSA contains customary confidentiality provisions and representations and warranties of the parties, as well as mutual non-solicitation of certain employees during the term of the PHP MSA and for a period of one year thereafter. Clive Meanwell, M.D. and Tamsin Berry, members of our board of directors, are Managing Partner and Limited Partner of PHP, respectively.

As compensation for the services and deliverables under the PHP Work Order, we paid PHP a cash fee of $0.5 million per month during the term of the PHP Work Order for an aggregate fee of $3.0 million.

In addition to the cash compensation, on the PHP Effective Date, we issued a warrant to purchase shares of our common stock, par value $0.0001 (“Common Stock”), to PHP (the “PHP Warrant”). The exercise price of the PHP Warrant is $3.48 per share of Common Stock, which was equal to the Nasdaq official closing price of a share of Common Stock on the trading day immediately prior to the PHP Effective Date. The PHP Warrant is exercisable for up to an aggregate of 6,824,712 shares of Common Stock, and vests in up to three separate tranches upon either the achievement of corresponding market capitalization targets or a consummation of a fundamental transaction (as defined in the PHP Warrant).

Cell Line License Agreement with WuXi Biologics

We are also party to a Cell Line License Agreement with WuXi Biologics, entered into as of December 2, 2020, as amended in February 2023 and March 2024. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” and “—Other Commitments.”

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

Competition

The biotechnology and pharmaceutical industry is characterized by the rapid evolution of technologies and understanding of disease etiology, intense competition and a strong emphasis on intellectual property. We believe that our approach, strategy, scientific, development and manufacturing capabilities, know-how, partnerships and experience provide us with competitive advantages. However, we expect competition from multiple sources, including major pharmaceutical, specialty pharmaceutical and existing or emerging biotechnology companies, academic research institutions, governmental agencies and public and private research institutions worldwide. Many of our competitors, either alone or through collaborations, have significantly greater financial resources and expertise in research and development, preclinical testing, conducting clinical trials, manufacturing, obtaining regulatory authorizations or approvals, and commercializing authorized or approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These entities also compete with us in recruiting and retaining qualified scientific, clinical, manufacturing and management personnel, establishing clinical trial sites and enrolling patient in clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result, our competitors may discover, develop, license or commercialize products before or more successfully than we do.

We face competition from segments of the pharmaceutical, biotechnology and other related markets that pursue the development of antibody and small molecule antivirals targeting COVID-19. Companies that have active COVID-19 antibody-based programs include but may not be limited to, AstraZeneca plc, Regeneron Pharmaceuticals, Inc. in collaboration with Roche Pharmaceuticals, Vir Biotechnology, Inc., and Aerium Therapeutics. In addition, companies that have approved or authorized antiviral programs for the treatment of COVID-19 include Merck and Co., Inc. (oral), Pfizer Pharmaceuticals (oral), and Gilead (IV).

We could see a reduction or elimination in our commercial opportunity if our competitors develop and commercialize drugs that are safer, better tolerated, more effective, more convenient to administer, less expensive, more resistant to viral escape, or receive a more favorable label than PEMGARDA or our other product candidates. Some of our competitors have already previously obtained EUAs from the FDA for the prevention of COVID-19 in immunocompromised patients and the treatment of mild to moderate COVID-19 in high-risk patients, and others in the future may obtain EUAs from the FDA or other regulatory approval or authorization more rapidly than we may, which could result in our competitors establishing a strong market position. The key competitive factors affecting the success of PEMGARDA and our other product candidates, if authorized or approved, are likely to be their efficacy, safety, convenience, price and the availability of reimbursement from government and other third-party payors.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain patent and other proprietary protection in the U.S. and in other countries for commercially important technology, current and future inventions, improvements and know-how related to our business; defend and enforce our patents and other intellectual property; preserve the confidentiality of our trade secrets; and operate without infringing, misappropriating or otherwise violating the valid enforceable patents and proprietary rights of third parties. Our ability to stop third parties from making, using, selling, offering to sell or importing our products may depend on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our commercial products and methods of manufacturing the same. Our pending Patent Cooperation Treaty

(“PCT”) patent applications are not eligible to become issued patents until, among other things, we file a national stage patent application within 30 months in the countries in which we seek patent protection. Furthermore, our pending U.S. provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional U.S. patent application within one year of filing of the U.S. provisional patent application with the U.S. Patent and Trademark Office (the “USPTO”). If we do not timely file any national stage patent applications or non-provisional U.S. patent applications, we may lose our priority date with respect to our PCT and provisional U.S. patent applications and any patent protection on the inventions disclosed in such patent applications. See “Risk Factors—Risks Related to Our Intellectual Property.”

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

Patents

As of March 12, 2024, we own one patent family for which we have three issued U.S. patents (U.S. 11,192,940, issued December 7, 2021; U.S. 11,220,536, issued January 11, 2022; and U.S. 11,414,479, issued August 16, 2022), one pending U.S. non-provisional patent application, and foreign patent applications in Argentina, Brazil, Canada, China, Europe, Japan, Mexico, and Taiwan. This patent family is directed to broadly neutralizing anti-coronavirus antibodies, including ADG20 (adintrevimab) and ADG10, and uses thereof. These patents and patent applications and any additional U.S. non-provisional patent applications or foreign patent applications timely filed based upon such applications, if issued, are expected to expire in 2041, without taking into account any possible patent term adjustment or extension.

As of March 12, 2024, we own a second patent family for which we have filed one PCT patent application. This patent family is directed to formulations and methods of use for ADG20 (adintrevimab). Any additional U.S. non-provisional patent applications or foreign patent applications timely filed based upon such application, if issued, are expected to expire in 2042, without taking into account any possible patent term adjustment or extension.

As of March 12, 2024, we own two additional patent families. The first patent family is directed to additional broadly neutralizing anti-coronavirus antibodies, combination therapies, and uses thereof, and includes one PCT application and one foreign patent application in Taiwan. The second patent family is directed to additional broadly neutralizing anti-coronavirus antibodies, including VYD222, as well as combination therapies, and uses thereof, and includes one PCT patent application. Any U.S. non-provisional patent applications timely filed based upon these U.S. provisional patent applications, if issued, are expected to expire in 2043, without taking into account any possible patent term adjustment or extension.

Trademarks

Certain features of our business and product candidates are protected by trademarks. As of March 12, 2024, we have filed trademark applications for marks including INVIVYD, PEMGARDA and INVYMAB, as well as logos and certain stylized versions of these word marks. Applications have been filed inside and outside of the United States, and while many are still pending, a number of registrations have been issued in Australia, China, European Union, Japan, New Zealand, Norway, Switzerland, and United Kingdom.

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

Government Regulation

In the U.S., we are subject to extensive regulation by the FDA and other federal, state, and local regulatory agencies. In the U.S., biologics such as our product candidates are licensed by the FDA for marketing under the PHS Act and regulated under the FDCA. Both the FDCA and the PHS Act and their corresponding regulations govern, among other things, the testing, development, manufacturing, quality control, safety, purity, potency, efficacy, approval, labeling, packaging, storage, record keeping, distribution, marketing, sales, import, export, reporting, advertising and other promotional practices involving biologics. FDA clearance must be obtained before clinical testing of biological product candidates. FDA licensure also must be obtained before biologics can be marketed. Additionally, although significant regulatory aspects in the European Union are addressed in a centralized way through the European Medicines Agency (the “EMA”) and the European Commission, country-specific regulation remains essential in many respects. Further, any failure to comply with applicable laws and regulations could have a material negative impact on our ability to successfully develop and commercialize product candidates, and therefore on our financial performance. In addition, the laws, rules and regulations that apply to our business are subject to change and it is difficult to foresee whether, how, or when such changes may affect our business. The process of obtaining regulatory authorizations and/or approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. Development Process

The process required by the FDA before a biological product candidate may be marketed in the U.S. generally involves the following:

•
completion of nonclinical laboratory tests and animal studies according to current Good Laboratory Practices (“cGLP”) and applicable requirements for the humane use of laboratory animals or other applicable regulations;
•
manufacture and preparation of clinical trial material in accordance with applicable current Good Manufacturing Practices (“cGMP”);
•
submission to the FDA of an application for an Investigational New Drug Application (“IND”), which contains, among other data and information, nonclinical testing results and provides a basis for the FDA to conclude that there is an adequate basis for testing the investigational product in humans. If the FDA does not object to the IND application within 30 days of submission, the clinical testing proposed in the IND may begin. Even after the IND has gone into effect and clinical testing has begun, the FDA may put clinical trials on “clinical hold,” suspending (or in some cases, ending) them because of safety concerns or for other reasons;
•
approval by an institutional review board (“IRB”), reviewing each clinical site before each clinical trial may be initiated;
•
performance of adequate and well-controlled human clinical trials according to the FDA’s bioresearch monitoring regulations and current Good Clinical Practices (“cGCP”), which establish standards for conducting, recording data from, and reporting the results of clinical trials, with the goals of assuring that the data and results are credible and accurate and that study participants’ rights, safety and well-being are protected, and any additional requirements for the protection of human research subjects and their health information to establish the safety, purity, potency and efficacy of the proposed biological product candidate for its intended use. Each clinical trial must be conducted under a protocol which details, among other things, the study objectives and parameters for monitoring safety and the efficacy criteria, if any, to be evaluated. The protocol is submitted to the FDA as part of the IND and reviewed by the agency;
•
submission to the FDA of a BLA for marketing approval that includes substantive evidence of safety, purity, potency, and efficacy from results of nonclinical testing and clinical trials;
•
satisfactory completion of a potential FDA pre-licensure inspection prior to BLA approval of the manufacturing facility or facilities where the biological product candidate is produced to assess compliance with cGMP to assure that the facilities, methods and controls are adequate to preserve the biological product candidate’s identity, strength, quality and purity;

•
potential FDA audit of the nonclinical and clinical trial sites that generated the data in support of the BLA;
•
potential FDA advisory committee meeting to elicit expert input on critical issues, including a vote by external committee members; and
•
FDA review and approval, or licensure, of the BLA and payment of associated user fees, when applicable.

Before testing any biological product candidate in humans, the product candidate enters the preclinical testing stage. Nonclinical tests include laboratory evaluations of product chemistry, pharmacology, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the nonclinical tests must comply with federal regulations and requirements, including cGLP and the Animal Welfare Act, which are enforced by the Department of Agriculture.

The clinical trial sponsor must submit the results of the nonclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND before clinical testing may begin. Some nonclinical testing typically continues after the IND is submitted. An IND is an exemption from the FDCA that allows an unapproved product to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer an investigational product to humans. The IND automatically becomes effective 30 days after receipt by the FDA unless the FDA raises concerns or questions regarding the proposed clinical trial, including, for example, if the FDA questions whether subjects will be exposed to unreasonable health risks, requests certain changes to a protocol before the trial can begin, or places the clinical trial on hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a biological product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA.

Clinical trials may involve the administration of the biological product candidate to healthy volunteers or subjects under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials involving some products for certain diseases may begin with testing in patients with the disease. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with cGCP and FDA regulations, including the requirement that all research subjects or their legal representative provide informed consent. Further, each clinical trial must be reviewed and approved by an independent IRB at or servicing each institution at which the clinical trial will be conducted. IRBs are charged with protecting the welfare and rights of study participants and consider such items as whether the risks to individuals participating in clinical trials are minimized and are reasonable in relation to potential benefits, if any. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee.

A sponsor who wishes to conduct a clinical trial outside the U.S. may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. Foreign trials conducted under an IND must meet the same requirements that apply to trials being conducted in the U.S. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of a BLA so long as the clinical trial is conducted in compliance with cGCP, including review and approval by an independent ethics committee and compliance with informed consent principles, the foreign data are applicable to the U.S. population and U.S. medical practice, and the FDA is able to validate the data from the study through an on-site inspection if deemed necessary.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•
Phase 1. The biological product candidate is initially introduced into healthy human subjects and tested for safety. In the case of some biological product candidates for rare diseases, the initial human testing is often conducted in the intended patient population. In addition to testing for safety, the purpose of these clinical trials is to assess the metabolism, pharmacologic action, and side effect tolerability of the biological product candidate.
•
Phase 2. The biological product candidate is evaluated in a limited population of patients afflicted with the target disease to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the biological product candidate for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.
•
Phase 3. The biological product candidate is further evaluated in terms of dosage, clinical efficacy, potency and safety in an expanded patient population (typically from several hundred to several thousand subjects) often at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk-benefit ratio of the biological product candidate and provide an adequate basis for product labeling. In biologics for rare diseases where patient populations are small and there is an urgent need for treatment, Phase 3 trials might not be required if a positive risk-benefit assessment can be demonstrated from the Phase 2 trial.

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

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA and the investigators for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals, or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA, the sponsor or the sponsor’s data safety monitoring board may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biologic has been associated with a serious harm to patients.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the physical characteristics of the biologic as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents with the use of biologics, the PHS Act emphasizes the importance of manufacturing control for biological products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

There are also various laws and regulations regarding laboratory practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances in connection with the research. In each of these areas, the FDA and other regulatory authorities have broad regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals.

Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health for public dissemination on its clinicaltrials.gov website. Sponsors or distributors of investigational products for the diagnosis, monitoring or treatment of one or more serious diseases or conditions that have reached certain development milestones must also have a publicly available policy on evaluating and responding to requests for expanded access.

U.S. Review and Approval Processes

After the completion of clinical trials of a biological product candidate, FDA approval of a BLA must be obtained before commercial marketing of the product. The BLA must include results of product development, laboratory and animal studies, clinical trials, information on the manufacture and composition of the product, proposed labeling and other relevant information. The product development and approval processes require substantial time and effort, and there can be no assurance that the FDA will accept the BLA for filing and, even if filed, that any approval will be granted on a timely basis, if at all.

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

Within 60 days following submission of the application, the FDA reviews the BLA to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. The application also needs to be published and submitted in an electronic format that can be processed through the FDA’s electronic systems. If the electronic submission is not compatible with the FDA’s systems, the BLA can be refused for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA performance goals generally provide for action on a BLA within 10 months after the 60-day filing date, or within 12 months of the BLA submission. That deadline can be extended under certain circumstances, including by the FDA’s requests for additional information. The targeted action date can also be shortened to within six months after the 60-day filing date, or eight months after BLA submission, for product candidates that are granted priority review designation because they are intended to treat serious or life-threatening conditions and demonstrate the potential to address unmet medical needs. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe, potent and effective for its intended use, has an acceptable purity profile and is being manufactured in accordance with cGMP to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel products or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the biological product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy (“REMS”) is necessary to mitigate certain specific safety risks of the biological product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.

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

After the FDA evaluates a BLA, it may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product candidate with specific prescribing information for specific indications. A complete response letter indicates that the review cycle of the application is complete and the FDA will not approve the application in its present form. A complete response letter usually describes all of the specific deficiencies in the BLA identified by the FDA. The complete response letter may require additional clinical data and/or one or more additional pivotal Phase 3 clinical trials, and/or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a complete response letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. The applicant may also appeal the decision through the FDA’s formal dispute resolution process. Even if such additional data and information are submitted in a BLA resubmission, the FDA may ultimately decide that the BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive, and the FDA may interpret data differently than the sponsor interprets the same data.

If a product candidate receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions, or other safety information be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing or dispensing in the form of a REMS, or otherwise limit the scope of any approval. In addition, the FDA may require post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, designed to further assess a biological product’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized. As a condition for approval, the FDA may also require additional trials or nonclinical testing as a Phase 4 commitment. Product approvals may be withdrawn for non-compliance with regulatory requirements if problems occur following launch, or if the FDA determines that the product is no longer safe or effective.

Pediatric Trials

The Food and Drug Administration Safety and Innovation Act, which was signed into law on July 9, 2012, amended the FDCA to require that a sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan (“PSP”) within 60 days of an end-of-Phase 2 meeting or as may be agreed between the sponsor and FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials, and/or other clinical development programs. The FDA, if it learns of new information, may also request that the sponsor amend the initial PSP.

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

Under this authority, the FDA may issue an EUA for a medical product if the following four statutory criteria have been met: (1) a serious or life-threatening condition exists; (2) evidence that the medical product “may be effective” to prevent, diagnose, or treat the relevant disease or condition exists; (3) a risk-benefit analysis shows that the known and potential benefits of the product outweigh the known and potential risks; and (4) no other adequate, approved, and available alternatives exist for diagnosing, preventing or treating the disease or condition. The “may be effective” standard for EUAs requires a lower level of evidence than the “effectiveness” standard that FDA uses for product clearances or approvals in non-emergency situations. The FDA assesses the potential effectiveness of a possible EUA product on a case-by-case basis using a risk-benefit analysis. In determining whether the known and potential benefits of the product outweigh the known and potential risks, the FDA examines the totality of the scientific evidence to make an overall risk-benefit determination. Such evidence, which could arise from a variety of sources, may include (but is not limited to) results of domestic and foreign clinical trials, in vivo efficacy data from animal models, in vitro data, as well as the quality and quantity of the available evidence. Although the criteria of an EUA differ from the criteria for approval of a BLA, EUAs nevertheless require the development and submission of data to satisfy the relevant FDA standards, and EUA holders must comply with a number of ongoing compliance obligations.

The FDA expects EUA holders to work toward submission of full applications, such as a BLA or a New Drug Application, as soon as possible. An EUA is also subject to additional conditions and restrictions that may be product-specific. Once granted, an EUA will remain in effect and generally terminate on the earlier of (1) the determination by the Secretary of HHS that the public health emergency has ceased or (2) a change in the approval status of the product such that the authorized use(s) of the product are no longer unapproved. After the EUA is no longer valid, the product is no longer considered to be legally marketed and one of the FDA’s non-emergency premarket pathways would be necessary to resume or continue distribution of the subject product.

The FDA also may revise or revoke an EUA if the circumstances justifying its issuance no longer exist, the criteria for its issuance are no longer met, or other circumstances make a revision or revocation appropriate to protect the public health or safety.

Under Section 564 of the FDCA, the FDA Commissioner has the authority to authorize the emergency use of an unapproved medical product or an unapproved use of an approved medical product for certain emergency circumstances after the Secretary of HHS has made a declaration of an emergency or threat justifying authorization of emergency use. On January 31, 2020, the Secretary of HHS issued a declaration of a public health emergency related to COVID-19 under Section 319 of the PHS Act. On February 4, 2020, the Secretary of HHS determined pursuant to his authority under Section 564 of the FDCA that COVID-19 represented a public health emergency with significant potential to affect national security or the health and security of U.S. citizens living abroad. Following this determination, on March 27, 2020, the Secretary of HHS declared that circumstances exist justifying the authorization of emergency use of drugs and biological products during the COVID-19 pandemic, subject to the terms of any authorization issued by the FDA.

Although the Biden Administration allowed the COVID-19 public health emergency declared by HHS under Section 319 of the PHS Act to expire on May 11, 2023, this did not impact the FDA’s ability to authorize COVID-19 drugs and biological products for emergency use. The FDA may continue to issue new EUAs going forward when criteria for issuance are met. Such ability arises from the determinations and declarations issued pursuant to Section 564 of the FDCA, including the EUA declaration on March 27, 2020, which remains in effect unless or until the Secretary of HHS terminates such declaration. If an EUA declaration is terminated, the EUAs based on such declaration would cease to be in effect and the FDA may no longer issue EUAs for products covered by such declaration.

Post-Authorization or Post-Approval Requirements

Maintaining compliance with applicable federal, state and local statutes and regulations requires the expenditure of substantial time and financial resources. Rigorous and extensive FDA regulation of biological products continues after authorization or approval, particularly with respect to cGMP. If ongoing regulatory requirements are not met, safety problems occur after a product reaches market, or additional data change the FDA’s view of the risk-benefit profile of the product, the

FDA may take actions to change the conditions under which the product is marketed, such as requiring labeling modifications, restricting distribution, or even withdrawing authorization or approval. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of any products that we may commercialize. Manufacturers of our product candidates are required to comply with applicable requirements in the cGMP regulations, including quality control and quality assurance and maintenance of records and documentation.

Good Manufacturing Practices. Companies engaged in manufacturing drug and biological products or their components must comply with applicable cGMP requirements, which include requirements regarding organization and training of personnel, facility registration, building and facilities, equipment, control of components and drug product containers, closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls and records and reports. The FDA often inspects equipment, facilities and manufacturing processes before authorization or approval and conducts periodic re-inspections after authorization or approval. If, after receiving authorization or approval, a company makes a material change in manufacturing equipment, location, or process (all of which are, to some degree, incorporated in the EUA or BLA), additional regulatory review and approval may be required. Failure to comply with applicable cGMP requirements or the conditions of the product’s authorization or approval may lead the FDA to take enforcement actions, such as issuing a warning letter, or to seek sanctions, including fines, civil penalties, injunctions, suspension of manufacturing operations, imposition of operating restrictions, withdrawal of FDA authorization or approval, seizure or recall of products, and criminal prosecution. Although we periodically monitor FDA compliance of the third parties on which we rely for manufacturing our product candidates, we cannot be certain that our present or future third-party manufacturers will consistently comply with cGMP or other applicable FDA regulatory requirements.

After a BLA is approved or an EUA is issued, the product also may be subject to official lot release. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products, such as viral vaccines, before releasing the lots for distribution by the manufacturer. In addition, the FDA may conduct laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products. Systems need to be put in place to record and evaluate adverse events reported by healthcare providers and patients and to assess product complaints. An increase in severity or new adverse events can result in labeling changes or product recalls. Defects in manufacturing of commercial products can result in product recalls.

Sales and Marketing. We also must comply with the FDA’s advertising and promotion requirements, such as those related to direct-to-patient advertising, promotion to healthcare practitioners and payors, the prohibition on promoting products for uses or patient populations that are not described in the product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. In addition to FDA restrictions on marketing of pharmaceutical products, state and federal fraud and abuse laws have been applied to restrict certain marketing practices in the pharmaceutical industry. Discovery of previously unknown problems or the failure to comply with applicable regulatory requirements, including the FDA, the Department of Justice, the Office of the Inspector General of HHS, and/or state authorities may result in restrictions on the marketing of a product or withdrawal of the product from the market, as well as possible civil or criminal sanctions. Failure to comply with applicable U.S. requirements at any time during the product development process, authorization or approval process or after authorization or approval may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to authorize or approve pending applications, withdrawal of an authorization or approval or license revocation, clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on our business and operations.

Other Requirements. Companies that manufacture or distribute drug products pursuant to EUAs or approved BLAs must meet numerous other regulatory requirements, including adverse event reporting, submission of periodic reports, and record-keeping obligations.

We are also subject to federal, state and foreign laws and regulations governing data privacy and security of health information, and the collection, use and disclosure, and protection of health-related and other personal information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues that may affect our business, including recently enacted laws in all jurisdictions where we operate. Numerous federal and state laws, including state security breach notification laws, state health information privacy laws, and federal and state consumer protection and privacy laws, (including, for example, Section 5 of the Federal Trade Commission Act of 1914 (“FTC Act”), and the California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act (“CPRA”)) govern the collection, use and disclosure of personal information. These laws may differ from each other in significant ways, thus complicating compliance efforts. Federal regulators, state attorneys general, and plaintiffs’ attorneys have been and will likely continue to be active in this space. Activities outside of the U.S. implicate local and national data protection standards, impose additional compliance requirements and generate additional risks of enforcement for non-compliance. The European Union’s General Data Protection Regulation, including as implemented in the United Kingdom (collectively, “GDPR”) and other data protection, privacy and similar national, state/provincial and local laws may restrict the access, use and disclosure of patient health information abroad. Compliance efforts will likely be an increasing and substantial cost in the future.

Failure to comply with such laws and regulations could result in government enforcement actions and create liability for us (including the imposition of significant penalties), private litigation and/or adverse publicity that could negatively affect our business. In addition, we may obtain health information from third parties, including research institutions from which we obtain clinical trial data, that are subject to privacy and security requirements under the federal Health Insurance Portability and Accountability Act (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act, and the regulations promulgated thereunder. HIPAA imposes privacy and security obligations on covered entity health care providers, health plans, and health care clearinghouses, as well as their “business associates” – certain persons or entities that create, receive, maintain, or transmit protected health information in connection with providing a specified service or performing a function for or on behalf of a covered entity. Depending on the facts and circumstances, we could be subject to significant penalties if we, our affiliates, or our agents knowingly receive individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

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

In addition, biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the biological product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA may require a sponsor of a biological product receiving accelerated approval to perform post-approval studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoints, and the biological product may be subject to accelerated withdrawal procedures.

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

Biologics Price Competition and Innovation Act

The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which was enacted as part of the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (the “ACA”), created an abbreviated approval pathway for biological products that are demonstrated to be “biosimilar” or “interchangeable” with an FDA-licensed reference biological product via an approved BLA. Biosimilarity to an approved reference product requires that there be no differences in conditions of use, route of administration, dosage form and strength and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity and potency. Biosimilarity is demonstrated in steps beginning with rigorous analytical studies or “fingerprinting,” in vitro studies, in vivo animal studies and generally at least one clinical trial, absent a waiver from the Secretary of the HHS. The biosimilarity exercise tests the hypothesis that the investigational product and the reference product are the same. If at any point in the stepwise biosimilarity process a significant difference is observed, then the products are not biosimilar, and the development of a standalone BLA is necessary. In order to meet the higher hurdle of interchangeability, a sponsor must demonstrate that the biosimilar product can be expected to produce the same clinical result as the reference product, and for a product that is administered more than once, that the risk of switching between the reference product and biosimilar product is not greater than the risk of maintaining the patient on the reference product. Complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation that are still being evaluated by the FDA. Under the BPCIA, a reference biologic is granted 12 years of exclusivity from the time of first licensure of the reference product.

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

Regulation Outside of the U.S.

In addition to regulations in the U.S., we may be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our product candidates. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries. Whether or not we obtain FDA authorization or approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the U.S. have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials.

In the European Union, for example, the Clinical Trials Regulation (Regulation (EU) No 536/2014) (the “Current CTR”) came into effect on January 31, 2022, and is directly applicable in all the European Union Member States, repealing the previous

Clinical Trials Directive (Directive 2001/20/EC) (the “Previous CTD”) which previously regulated clinical trials in the European Union. Prior to the Current CTR, clinical trial sponsors had to submit clinical trial applications (“CTAs”) to each country’s national health authority and independent ethics committees, much like the FDA and the IRB, respectively. The Current CTR enables sponsors to submit one application via an online platform known as the Clinical Trials Information System (“CTIS”) for authorization to run a clinical trial in several European countries. The evaluation and authorization of clinical trials, however, remains a responsibility of each country. The use of the CTIS is mandatory for CTAs submitted on or after January 31, 2023. Clinical trials authorized under the Previous CTD before January 31, 2023, can continue without any discontinuation or hold requirements. However, beginning on January 31, 2025, such clinical trials will need to be transitioned to the Current CTR framework, including the requirement to record information on the trials in the CTIS. An application to transition ongoing trials from the Previous CTD to the Current CTR must be submitted and authorized in time before the end of the transitional period. The Current CTR harmonizes the assessment and supervision processes for clinical trials throughout the CTIS, which contains a centralized European Union portal and database. The main characteristics of the Current CTR include: (i) a streamlined application procedure through a single-entry point; (ii) a single set of documents to be prepared and submitted for an application as well as simplified reporting procedures for clinical trial sponsors; and (iii) a harmonized procedure for the assessment of applications for clinical trials.

Once a CTA is approved in accordance with the applicable requirements, clinical trial development may proceed. The requirements and processes governing the conduct of clinical trials are overall harmonized at the European Union level. In all cases, the clinical studies are conducted in accordance with cGCP, applicable regulatory requirements and applicable ethical principles.

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

Among the changes that have had a direct impact are that Great Britain (England, Scotland and Wales) is now treated as a “third country,” a country that is not a member of the European Union and whose citizens do not enjoy the European Union right to free movement. As a result of the Northern Ireland Protocol, different rules apply in Northern Ireland than in Great Britain. In general, Northern Ireland continues to follow the European Union regulatory regime, but its national medicines and medical devices authority remains the MHRA. Following the effectiveness of the Human Medicines (Amendment etc.) (EU Exit) Regulations 2019 on January 31, 2020, the United Kingdom regulatory regime for clinical trials, marketing authorizations, importing, exporting and pharmacovigilance largely mirrors that of the European Union. As part of the TCA, the European Union and the United Kingdom will recognize cGMP inspections carried out by the other party and the acceptance of official cGMP documents issued by the other party. The TCA also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The United Kingdom has unilaterally agreed to accept European Union batch testing and batch release, and any change to this position is subject to a minimum two-year notice period. However, the European Union continues to apply European Union laws that require batch testing and batch release to take place in the European Union territory. This means that medicinal products that are tested and released in the United Kingdom must be retested and re-released when entering the European Union market for commercial use. As it relates to marketing authorizations, Great Britain has introduced a separate regulatory submission process, approval process and a separate national marketing authorization. However, as of January 1, 2024, Great Britain implemented the international recognition procedure (the “IRP”) which provides for an expedited authorization procedure for applicants that have already received an authorization for the same product from one of MHRA’s specified reference regulators (each, an “RR”). A positive opinion from the CHMP is considered for this purpose as an “RR” authorization”. The IRP allows the MHRA to take into account the expertise and decision-making of trusted regulatory partners, including the EMA. The MHRA will conduct a targeted assessment of IRP applications but retains the authority to reject applications. Northern Ireland continues to be covered by the marketing authorizations granted by the European Commission. However, the new Windsor Framework agreed to by the United Kingdom and European Union, effective as of January 1, 2025, brings new measures. Prior to January 1, 2025, marketing authorizations issued by the European Commission through the centralized procedure will continue to be applicable in Northern Ireland. Beginning on January 1, 2025, medicinal products intended for the United Kingdom market (including Northern Ireland) must be authorized by the MHRA and bear a clear “UK only” label.

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

Pharmaceutical coverage, pricing and reimbursement

Significant uncertainty exists as to obtaining and maintaining coverage and adequate reimbursement for our product candidates and the extent to which patients will be willing to pay out-of-pocket for such products in the absence of reimbursement for all or part of the cost. In the U.S. and in other countries, patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. The availability of coverage and adequacy of reimbursement for our product candidates by third-party payors, including government healthcare programs (e.g., Medicare, Medicaid, TRICARE), managed care providers, private health insurers, health maintenance organizations and other organizations is essential for most patients to be able to afford medical services and pharmaceutical products such as our product candidates. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a payor-by-payor basis. One payor’s determination to provide coverage for a drug product does not ensure that other payors will also provide coverage or adequate reimbursement. The principal decisions about reimbursement for new medicines are typically made on the federal level by the Centers for Medicare & Medicaid Services (“CMS”), an agency within HHS that administers the Medicare program, and, on the state level, by state Medicaid programs. CMS and state Medicaid programs decide whether and to what extent products will be covered and reimbursed under Medicare and Medicaid, and private payors tend to follow Medicare and Medicaid to a substantial degree.

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

Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that a product is safe, effective and medically necessary, appropriate for the specific patient, cost-effective, supported by peer-reviewed medical journals, included in clinical practice guidelines, and neither cosmetic, experimental nor investigational. Further, increasing efforts by third-party payors in the U.S. and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly authorized or approved products and, as a result, they may not cover or provide adequate payment for our product candidates. In order to secure coverage and reimbursement for any product that might be authorized or approved for sale, we may need to conduct expensive pharmacoeconomic studies to demonstrate the medical necessity and cost-effectiveness of our product candidates, in addition to the costs required to obtain FDA or comparable regulatory approvals. We may also need to provide discounts to purchasers, private health plans or government healthcare programs. Our product candidates may nonetheless not be considered medically necessary or cost-effective. If third-party payors do not consider a product to be cost-effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit. There may be pricing pressures from third-party payors in connection with the potential sale of any of our product candidates. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product.

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

Healthcare Laws and Regulations

Sales of our product candidates, if authorized or approved, or any other future product candidate will be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments in which we might conduct our business. The healthcare laws and regulations that may affect our ability to operate include the following:

•
The federal Anti-Kickback Statute makes it illegal for any person or entity to knowingly and willfully, directly or indirectly, solicit, receive, offer, or pay any remuneration that is in exchange for or to induce or reward the referral of business, including the purchase, order, lease, or arranging for or recommending purchasing, leasing, or ordering any good, facility, item or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, patients, purchasers, and formulary managers on the other. Liability under the Anti-Kickback Statute may be established without proving actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Violations of this law may be punishable by up to ten years in prison, criminal fines, damages, administrative civil money penalties, and the potential for exclusion from participation in federal healthcare programs. Analogous anti-kickback laws and regulations exist in the European Union;
•
Federal false claims and false statement laws, including the federal civil False Claims Act, which prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, claims for payment of government funds, including Medicare and Medicaid, that are false or fraudulent, or knowingly making, using, or causing to be made or used, a false record or statement material to an obligation to pay or transmit money to the federal government, or knowingly concealing or improperly avoiding or decreasing an obligation to pay money to the federal government. Actions under the False Claims Act may be brought by the federal government or as a qui tam action by a private individual in the name of the government. Penalties for a False Claims Act violation may include three times the actual damages sustained by the government, plus significant civil penalties for each separate false or fraudulent claim, and the potential for exclusion from participation in federal healthcare programs.
•
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
•
HIPAA created additional federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, or making any false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;
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

•
The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to payments, ownership and investment interests, or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals.
•
In the European Union, interactions between pharmaceutical companies and physicians are also governed by strict laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products, which is prohibited in the European Union, is governed by the national anti-bribery laws of the European Union Member States, as described below. Violation of these laws could result in substantial fines and imprisonment. Certain European Union Member States, or industry codes of conduct, require that payments made to physicians be publicly disclosed. Moreover, agreements with physicians must often be the subject of prior notification and approval by the physician’s employer, his/her competent professional organization, and/or the competent authorities of the individual European Union Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment; and
•
The Foreign Corrupt Practices Act (“FCPA”) prohibits U.S. businesses and their representatives from offering to pay, paying, promising to pay or authorizing the payment of money or anything of value to a foreign official in order to influence any act or decision of the foreign official in his or her official capacity or to secure any other improper advantage in order to obtain or retain business. Our business activities outside of the U.S. are subject to similar anti-bribery or anti-corruption laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct or rules of other countries in which we operate, including the United Kingdom Bribery Act of 2010.

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

Healthcare Reform

The U.S. and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system. The U.S. government, state legislatures and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs and biologics. In recent years, Congress has considered reductions in Medicare reimbursement levels for drugs and biologics administered by physicians. CMS also has authority to revise reimbursement rates and to implement coverage restrictions for some drugs and biologics. Cost reduction initiatives and changes in coverage implemented through legislation or regulation could decrease utilization of and reimbursement for any authorized or approved products. While Medicare laws and regulations apply only to benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in Medicare reimbursement may result in a similar reduction in payments from private payors.

The ACA substantially changed the way healthcare is financed by both governmental and private insurers and significantly impacts the pharmaceutical industry. The ACA is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical manufacturers and impose additional health policy reforms. Among other things, the ACA expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum Medicaid rebate for both branded and generic drugs and biologics, expanded the 340B program, and revised the definition of average manufacturer price (“AMP”), which could increase the amount of Medicaid drug rebates manufacturers are required to pay to states. The legislation also extended Medicaid drug rebates, previously due only on fee-for-service Medicaid utilization, to include the utilization of Medicaid managed care organizations as well and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the amount of rebates due on those drugs. On February 1, 2016, CMS issued final regulations to implement the changes to the Medicaid Drug Rebate program under the ACA. These regulations became effective on April 1, 2016. The ACA also requires pharmaceutical manufacturers of branded prescription drugs and biologics to pay a branded prescription drug fee to the federal government. Each individual pharmaceutical manufacturer pays a prorated share of the branded prescription drug fee, based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law. Furthermore, the ACA, as amended by the Bipartisan Budget Act of 2018, requires manufacturers participating in Part D to provide a 70% point-of-sale discount on the negotiated price of prescriptions filled by beneficiaries in the Medicare Part D coverage gap. The Inflation Reduction Act of 2022 (“IRA”) sunsets the Part D coverage cap discount program and replaces it with a new Part D discounting program beginning in 2025.

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

Additional regulations governing the ACA have been finalized. Since enactment, there have been significant efforts to modify or challenge the ACA. For example, the Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, as amended, commonly referred to as the individual mandate.

Other legislative changes have been proposed and adopted since passage of the ACA. For example, on August 2, 2011, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reductions. In concert with subsequent legislation, this has resulted in aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year. Sequestration is currently set at 2% through the first 7 months of 2032. The American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s AMP, for single-source and innovator multiple-source drugs, as of January 1, 2024. Additionally, the American Taxpayer Relief Act reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

The IRA, among other things, establishes a Medicare Part B inflation rebate scheme, under which, generally speaking, manufacturers will owe rebates if the average sales price of a Part B drug increases faster than the pace of inflation. Failure to timely pay a Part B inflation rebate is subject to a civil monetary penalty. The IRA also establishes a Medicare Part D inflation rebate scheme, under which, generally speaking, manufacturers will owe rebates if the AMP of a Part D drug increases faster than the pace of inflation. The IRA also creates a drug price negotiation program under which the prices for Medicare units of certain high Medicare spend drugs and biologics without generic or biosimilar competition will be capped by reference to, among other things, a specified non-federal AMP, starting in 2026. Failure to comply with requirements under the drug price negotiation program is subject to an excise tax and/or a civil monetary penalty. The IRA further makes several changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs, and a change in manufacturer liability under the program that could negatively affect the profitability of our product candidates. The IRA also prohibits Medicare Part D plans from imposing cost-sharing for certain vaccines that are recommended by the Advisory Committee on Immunization Practices. Congress continues to examine various policy proposals that may result in pressure on the prices of prescription drugs in the government health benefit programs. The IRA or other legislative change could impact the market conditions for our product candidates. Payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives as well. For example, CMS may develop new payment and delivery models, such as bundled payment models.

Further legislative and regulatory changes related to the aforementioned laws remain possible. It is unknown what form any other such changes or law would take and how or whether it may affect our business in the future. We expect that changes or additions to the ACA, IRA or their implementing regulations or guidance, changes to the Medicare and Medicaid programs, changes regarding the federal government’s authority to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access or financing or other legislation in individual states, could have a material adverse effect on the healthcare industry and our business.

There has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Such scrutiny has resulted in several recent congressional inquiries, executive orders and proposed and enacted federal and state legislation and regulation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare and reform government program reimbursement methodologies for pharmaceutical products. At the federal level, the FDA concurrently released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of this rule has been delayed until 2032 and it is uncertain if and how it will be implemented.

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

We expect that additional federal, state and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that governmental health benefit programs or commercial payors will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our products, once authorized or approved, or additional pricing pressures. Further, it is possible that additional governmental action will be taken in response to the COVID-19 pandemic.

Employees and Human Capital Resources

As of February 1, 2024, we had 94 full-time employees and one part-time employee. Of our 95 full- and part-time employees, approximately 20 have Ph.D. or M.D. degrees and 62 are engaged in research and development activities. We have a hybrid workforce, with approximately 51% of our employees based in Massachusetts, 11% based in California, 7% based in New Jersey, 5% based in North Carolina, and the remaining 26% in various additional states. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be strong.

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

Facilities

We operate as a hybrid company with employees working at our corporate headquarters in Waltham, Massachusetts, our laboratory in Newton, Massachusetts and remotely.

We rent office space in an office building in Waltham, Massachusetts for general and administrative purposes. We rent laboratory and office space in a shared laboratory building in Newton, Massachusetts for research and development purposes. We believe that our hybrid working approach is adequate to meet our ongoing needs, and that, if we require additional physical facilities, we will be able to obtain additional facilities on commercially reasonable terms.

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

Risks Related to our Financial Position and Capital Needs

Our financial condition raises substantial doubt regarding our ability to continue as a going concern.

Our consolidated financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. Based on our current operating plans and excluding any contribution from revenues or external financing, however, we believe that our existing cash and cash equivalents will not be sufficient to fund our operating expenses and capital expenditure requirements for more than one year from the issuance of the consolidated financial statements for the year ended December 31, 2023. Specifically, based on our current operating plans and excluding any contribution from revenues or external financing, we believe these funds will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2024. As a result, we have determined that there is substantial doubt regarding our ability to continue as a going concern, and our independent registered public accounting firm has included in its audit opinion for the year ended December 31, 2023, an explanatory paragraph about such substantial doubt regarding our ability to continue as a going concern.

The substantial doubt regarding our ability to continue as a going concern may adversely affect our stock price and our ability to raise capital necessary to execute our current operating plans. If we are unable to obtain additional capital, we may not be able to continue our operations on the scope or scale as currently conducted, and that could have a material adverse effect on our business, results of operations, financial condition, and ability to operate as a going concern.

We have incurred significant losses since our inception. We may continue to incur losses and may never achieve or maintain profitability.

Since our inception, we have incurred significant losses, and we may continue to incur significant expenses and operating losses for the foreseeable future. Our net losses were $198.6 million and $241.3 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $732.1 million. Since our inception, we have financed our operations primarily with net proceeds from several public and private offerings of our capital stock. In March 2024, we received an EUA from the FDA for PEMGARDA, but have no other products authorized or approved for commercialization and have not yet generated any revenue from product sales to date.

We may continue to incur significant expenses and operating losses. Our net losses may fluctuate significantly from quarter to quarter and year to year. Our expenses could increase substantially as we:

•
commercialize PEMGARDA;
•
initiate and conduct clinical trials of our product candidates;
•
develop product candidates in new indications or patient populations;
•
advance our preclinical and discovery programs, including development and screening of additional antibodies;
•
seek regulatory authorization or approval for any product candidates that successfully complete clinical trials;
•
pursue regulatory authorizations or approvals and coverage and reimbursement for our product candidates, if authorized or approved;
•
acquire or in-license other product candidates, intellectual property and/or technologies;
•
validate our commercial-scale cGMP manufacturing processes, and manufacture material under cGMP at our contracted manufacturing facilities for clinical trials and potential commercial sales;
•
maintain, expand, enforce, defend and protect our intellectual property portfolio;
•
comply with regulatory requirements established by the applicable regulatory authorities;

•
maintain and expand a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain regulatory authorization or approval;
•
hire and retain personnel, including research, clinical, development, manufacturing quality control, quality assurance, regulatory, scientific, and other personnel; and
•
incur additional legal, accounting and other expenses in operating as a public company.

Although we have received an EUA from the FDA for PEMGARDA, to date, we have not yet generated any revenue from product sales. Our ability to execute our current business strategy and become and remain profitable is heavily dependent on our ability to develop and commercialize product candidates that generate significant revenue. This will require us to be successful in a range of challenging activities on a timeline that keeps pace with viral evolution, including completing preclinical testing and clinical trials of our product candidates, validating manufacturing processes, obtaining regulatory authorization or approval, and manufacturing, distributing, marketing, and selling any products for which we obtain regulatory authorization or approval, as well as discovering and developing additional product candidates. We may never succeed in these activities and, even if we do, may never generate revenue that is significant enough to achieve profitability.

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

Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our development efforts, obtain product authorizations or approvals, diversify our offerings or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

We have a limited operating history and no history of commercializing products, which may make it difficult for an investor to evaluate the success of our business to date and to assess our future viability.

We are a biopharmaceutical company with a limited operating history. We commenced operations in June 2020, and our operations to date have been largely focused on organizing and staffing, building an intellectual property portfolio, business planning, conducting research and development, establishing and executing arrangements with third parties for the manufacture of our product candidates, and capital raising. To date, we have received regulatory authorization for only one product candidate, PEMGARDA, which received an EUA from the FDA in March 2024 and which we are currently focused on commercializing in the U.S. We have not historically demonstrated our ability to successfully conduct sales and marketing activities necessary for commercialization, and we may not be successful in doing so. Additionally, it is uncertain as to if or when we may submit a request for an EUA or application for regulatory approval for any other product candidate, and we may not be successful in receiving any such EUA or regulatory approval. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. Having received an EUA from the FDA for PEMGARDA, we are transitioning from a company with a research and clinical focus to a commercial company, and we may not be successful in such a transition.

We will require additional funding through a combination of contribution from revenues, equity offerings, government or private-party grants, debt financings or other capital sources, such as collaborations with other companies, strategic alliances or licensing arrangements to finance our future operations. If we are unable to secure additional funding when needed, we could be forced to curtail our planned operations and the pursuit of our growth strategy.

Our operations have consumed substantial amounts of cash since inception, and, although we received an EUA from the FDA for PEMGARDA in March 2024, we may continue to incur significant expenses and operating losses as we continue to develop our product candidate pipeline and build out our manufacturing capabilities for our product candidates, which, if authorized or approved, may not achieve commercial success. Aside from any revenue generated from sales of PEMGARDA, additional revenue, if any, will be derived from sales of products that may not be commercially available for a number of years, if at all. Furthermore, even if we obtain regulatory authorization or approval for a product candidate that we develop, such as PEMGARDA, or otherwise acquire, we may incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Accordingly, until such time, if ever, as we can generate substantial revenue from sales of authorized or approved products, we expect to finance our operations through a combination of equity offerings, government or private-party funding or grants, debt financings or other capital sources, such as collaborations with other companies, strategic alliances or licensing arrangements.

As of December 31, 2023, we had cash and cash equivalents of $200.6 million. Based on our current operating plans and excluding any contribution from revenues or external financing, we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2024. This estimate is based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We plan to use our cash and cash equivalents to fund research and development, manufacturing supply and commercialization costs for our product candidates, the development of additional programs in our pipeline and for working capital and other general corporate purposes. The timing and amount of our funding requirements will depend on many factors, including:

•
the revenue received from sales of PEMGARDA and any other product candidates for which we receive future regulatory authorization or approval;
•
the rate of progress in the development of our product candidates;
•
the scope, progress, results and costs of discovery, nonclinical studies, preclinical development, laboratory testing and clinical trials for our product candidates and associated development programs;
•
the extent to which we develop, in-license or acquire other product candidates, intellectual property and/or technologies;
•
the scope, progress, results and costs of manufacturing and validation activities associated with our current product candidates and with the development and manufacturing of our future product candidates as we advance them through preclinical and clinical development;
•
the number and development requirements of product candidates that we may pursue;
•
the costs, timing and outcome of regulatory review of our product candidates;
•
our headcount growth and associated costs as we expand our research and development capabilities and build and maintain a commercial infrastructure for product candidates for which we obtain regulatory authorization or approval;
•
the timing and costs of securing sufficient manufacturing capacity for clinical and commercial supply of our product candidates, or the raw material components thereof;
•
the costs and timing of commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive regulatory authorization or approval;
•
the costs necessary to obtain regulatory authorizations or approvals, and the costs of post-marketing studies that could be required by regulatory authorities in jurisdictions where authorization or approval is obtained;
•
the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•
the continuation of our existing licensing and collaboration arrangements and entry into new collaborations and licensing arrangements, if at all;
•
the need and ability to hire and retain additional research, clinical, development, scientific and manufacturing personnel;
•
the costs we incur in maintaining business operations;
•
the need to implement additional internal systems and infrastructure;
•
the effect of competing technological, product and market developments;
•
the costs of operating as a public company; and
•
the impact of any business interruptions to our operations or to those of our third-party contractors resulting from any public health crisis.

We may require additional capital to achieve our business objectives. In December 2023, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which we may, at our option, offer and sell up to an aggregate amount of $75.0 million of our common stock, through Cantor, acting as sales agent. To date, we have sold 9,000,000 shares of our common stock under the Sales Agreement, resulting in net proceeds of $39.3 million. Funds additional to the proceeds we may raise under the Sales Agreement may not be available on a timely basis, on favorable terms or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Further, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, including higher inflation rates, changes in interest rates and the recent disruptions to and volatility in the credit and financial markets in the U.S. and worldwide. If we are unable to secure additional funding when needed, we could be forced to curtail our planned operations and the pursuit of our growth strategy.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial revenue from sales of authorized or approved products, such as PEMGARDA, which received an EUA from the FDA in March 2024, we expect to finance our operations through a combination of equity offerings, government or private-party funding or grants, debt financings or other capital sources, such as collaborations with other companies, strategic alliances or licensing arrangements. We do not currently have any other committed external source of funds. To the extent that we raise additional capital through the sale of equity, including pursuant to our existing Sales Agreement with Cantor, or convertible debt securities, your ownership interest will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams or product candidates, grant licenses on terms that may not be favorable to us or commit to future payment streams. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Risks Related to the Development of our Product Candidates

Newly emerging and future SARS-CoV-2 variants could reduce the activity and effectiveness of antibodies as a potential prevention of or treatment for symptomatic COVID-19, which may significantly and adversely affect our ability to complete our clinical trials and to obtain and maintain authorization or approval of, and commercialize our product candidates.

Our primary focus since inception has been the development of antibodies against COVID-19. Multiple variants of the virus that cause COVID-19 have been documented in the U.S. and globally, and newly emerging and future SARS-CoV-2 variants could reduce the activity and effectiveness of antibodies as a potential prevention of or treatment for symptomatic COVID-19, which may significantly and adversely affect our ability to complete our clinical trials and to obtain and maintain authorization or approval of, and commercialize our product candidates. For example, although preclinical studies showed that adintrevimab had the potential to broadly neutralize SARS-CoV-2 and the previously predominantly circulating variants, including Alpha, Beta, Delta, and Gamma, in vitro analyses to evaluate neutralizing activity of adintrevimab against the Omicron variant and its sublineages generated data showing reduced neutralizing activity of adintrevimab against the Omicron BA.1 and BA.1.1 sublineages compared to a reference strain and a lack of neutralizing activity against Omicron BA.2. As a result, we paused enrollment in adintrevimab’s Phase 2/3 trials in January 2022, which were subsequently closed, and we paused submission of an EUA request. While we intend to continue to monitor the evolution of SARS-CoV-2 and the in vitro activity of adintrevimab against predominant variants in the U.S. to identify a potential opportunity for an EUA request, we cannot be certain that adintrevimab will neutralize future variants and that we will submit an EUA for adintrevimab or whether an EUA will be granted if we do submit such request.

PEMGARDA, which received an EUA from the FDA in March 2024, is an engineered version of adintrevimab, which we modified to improve binding to the Omicron variant and its sublineages. The EUA of PEMGARDA was based on the totality of scientific evidence available, including data showing that the calculated serum neutralizing antibody titers against JN.1 were consistent with the titer levels associated with efficacy in prior clinical trials of adintrevimab, the parent mAb for pemivibart, and other mAbs that were previously authorized for EUA. However, newly emerging and future SARS-CoV-2 variants could reduce the neutralizing activity and effectiveness of PEMGARDA. If this were to occur, the FDA may revise or revoke the EUA for PEMGARDA based on any such reduction in neutralizing activity or effectiveness of PEMGARDA, which would adversely affect our commercial prospects, and our ability to generate revenues from PEMGARDA may be limited or lost.

PEMGARDA is our first mAb in a planned series of innovative mAb candidates designed to keep pace with SARS-CoV-2 viral evolution. As the SARS-CoV-2 virus evolves over time, we anticipate leveraging our INVYMAB platform approach to periodically introduce new or engineered mAb candidates. We expect that VYD2311, a mAb optimized for neutralization potency against recent SARS-CoV-2 lineages such as BA.2.86 and JN.1, will be the next pipeline program to advance into clinical development. Based on in vitro analyses, we believe such modifications may be able to enhance neutralization potency against current and future novel variants, but such efforts may not be successful against newly emerging or future variants, in order to support an EUA or regulatory approval of VYD2311. Additionally, it is possible that in vivo analyses undertaken in the future may not be consistent with in vitro analyses. New SARS-CoV-2 variants could be less susceptible to such modifications and their mechanisms of action, or the results shown in preclinical studies may not be replicated in clinical trials. Additionally, it is possible that even if a product candidate showed in vitro neutralizing activity against the predominant SARS-CoV-2 variant at the initiation of a clinical trial, the predominant circulating variant may evolve and neutralizing activity of the candidate become reduced or negligible during the course of a clinical trial or at the time of our planned EUA or other regulatory submission. Further, we may not be able to address reductions in neutralization potency with adjustments to the dose or dosing frequency. This would significantly and adversely affect our ability to complete our clinical trials, obtain and maintain authorization or approval of and commercialize VYD2311 or any future product candidates. In addition, if our planned dosing of a product candidate were to be increased in response to reduction in neutralizing activity against dominant circulating SARS-CoV-2 variants or for other reasons, it could impact drug supply and pricing, which could adversely affect our commercial prospects. Even if we obtain authorization or approval, such authorization or approval may be revised or revoked based on changes in circulating variants that reduce the neutralizing activity or effectiveness of our product candidates.

To date, we have received regulatory authorization for only one product candidate, PEMGARDA. All of our other product candidates, other than adintrevimab, are currently in preclinical development. If we are unable to successfully develop, receive and maintain an EUA or regulatory approval for and commercialize our product candidates for the indications we seek, or successfully develop any other product candidates, or experience significant delays in doing so, our business will be harmed.

To date, we have received regulatory authorization for only one product candidate, PEMGARDA, which has not been approved, but has been authorized for emergency use by the FDA under an EUA, for pre-exposure prophylaxis of COVID-19 in certain adults and adolescent individuals (12 years of age and older weighing at least 40 kg). We currently have no other products approved or authorized for sale, and all of our other product candidates, other than adintrevimab, are currently in preclinical development. Adintrevimab is an investigational mAb that we previously advanced into global Phase 2/3 trials for the prevention and treatment of COVID-19. We reported preliminary safety and efficacy data (pre-Omicron) for both trials in March 2022. However, based on feedback from the FDA regarding adintrevimab’s lack of neutralizing activity against the Omicron BA.2 variant, we paused the submission of an EUA request and we have closed such trials. Although we intend to monitor the evolution of SARS-CoV-2 and the in vitro activity of adintrevimab against predominant variants in the U.S. to identify a potential opportunity for an EUA request for adintrevimab in the event of a susceptible variant, we cannot be certain that adintrevimab will neutralize future variants and that we will submit an EUA for adintrevimab or whether an EUA will be granted if we do submit such request. We anticipate that VYD2311, a mAb optimized for neutralization potency against recent SARS-CoV-2 lineages such as BA.2.86 and JN.1, will be the next pipeline program to advance into clinical development; however, we cannot be certain of the potential development, regulatory or commercialization timelines of such product candidate. Our ability to generate revenue from our future product candidates will depend heavily on the successful development, regulatory approval or granting of EUA for the prevention and/or treatment of COVID-19, obtaining of manufacturing supply, capacity and expertise and eventual commercialization of our product candidates. In the absence of an EUA declaration and determination issued under the FDCA, we will not be able to receive an EUA.

The success of PEMGARDA or any other product candidates that we develop or otherwise may acquire will depend on many factors, including:

•
the status of new or emerging SARS-CoV-2 variants and whether such SARS-CoV-2 variants reduce the neutralizing activity and effectiveness of PEMGARDA or any other mAb candidates we may develop, and whether we are successful in timely identifying new mAb candidates that mitigate the risk of reduced neutralizing activity and effectiveness against future SARS-CoV-2 variants;
•
the continuing need for therapies for the prevention and treatment of COVID-19, including as a result of the development of COVID-19 into an endemic disease or the inability of other available therapies to effectively address COVID-19;
•
the timing and progress of our discovery, nonclinical, and clinical development activities;
•
the number and scope of nonclinical and clinical programs we decide to pursue;

•
our ability to successfully work with the FDA or other regulatory authorities to establish streamlined development pathways that would allow us to fully leverage our INVYMAB platform approach to efficiently introduce new or engineered mAb candidates targeting SARS-CoV-2;
•
filing acceptable IND applications with the FDA or comparable foreign applications that allow commencement of our planned clinical trials or future clinical trials for our product candidates;
•
our ability to reach agreement with the FDA or other regulatory authorities as to the design or implementation of our clinical trials, including the use of a correlate of protection (surrogate of clinical efficacy) in an immunobridging approach to a pivotal clinical trial;
•
the sufficiency of our financial and other resources to complete the necessary nonclinical studies and clinical trials, manufacture the product candidates and complete associated regulatory activities;
•
our ability to establish and maintain agreements with third-party manufacturers and suppliers for clinical supply for our clinical trials and commercial manufacturing and successfully develop, obtain regulatory authorization or approval for, and then successfully commercialize our product candidates;
•
successful enrollment and timely completion of clinical trials, including our ability to generate positive data from any such clinical trials;
•
the costs associated with the discovery and development of any additional development programs and product candidates we identify in-house or acquire through collaborations;
•
timely receipt of authorizations or approvals from applicable regulatory authorities, and the scope and duration of any emergency use authorization received, such as the EUA for PEMGARDA;
•
developing and expanding sales, marketing and distribution capabilities and commercializing products, if authorized or approved, whether alone or in collaboration with others;
•
our ability to secure and maintain required state licenses for distribution of our products, if authorized or approved, or other distribution disruptions;
•
acceptance of the benefits and use of our products, including method of administration, if authorized or approved, by patients, the medical community and third-party payors, for their authorized or approved indications;
•
the prevalence and severity of adverse events experienced with our product candidates;
•
the availability, perceived advantages, cost, safety and efficacy of alternative therapies for any product candidate that we develop;
•
the availability and sufficiency of government funding for the purchase and/or reimbursement of products for the diagnosis, prevention and treatment of COVID-19;
•
our ability to obtain and maintain third-party coverage and adequate reimbursement for our product candidates, if authorized or approved, and the extent to which patients will be willing to pay out-of-pocket for such products, in the absence of such coverage or reimbursement for all or part of the cost;
•
the terms and timing of any collaboration, license or other arrangement, including the terms and timing of any milestone payments thereunder;
•
our ability to obtain and maintain patent, trademark and trade secret protection and regulatory exclusivity for our product candidates if approved, and otherwise protecting our rights in our intellectual property portfolio;
•
our ability to maintain compliance with regulatory requirements, cGCP, cGLP, and cGMP, and to comply effectively with other rules, regulations and procedures applicable to the development and sale of pharmaceutical products;
•
potential significant and changing government regulation, regulatory guidance and requirements and evolving treatment guidelines;
•
our ability to maintain a continued acceptable safety, tolerability and efficacy profile of products following any authorization or approval; and
•
the impact of any business interruptions to our operations or those of third parties with which we work, including as a result of any public health crisis.

If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize PEMGARDA or any other product candidates that we develop or otherwise may acquire, which would materially harm our business. If we do not receive authorization or approval for any future product candidates we develop or otherwise may acquire, we may not be able to continue our operations.

Because our product candidates represent novel approaches to the prevention and/or treatment of a relatively new disease, there are many uncertainties regarding the development, market acceptance, third-party reimbursement coverage and commercial potential of our product candidates. We may not be successful in aligning with regulators on an expedited and replicable pathway to SARS-CoV-2 mAb authorization or approval.

COVID-19 is a relatively new disease, and the prevention and treatment of this disease is evolving. Another party may be successful in producing a more efficacious prophylaxis or treatment for COVID-19, which may make it more difficult for us to obtain funding or lead to decreased demand for our product candidates. Many small and large companies are developing therapies for the prevention and/or treatment of COVID-19, including antibodies, vaccines, antivirals, and other products. Some of these are being marketed and others are further along in the development and commercialization process than we are and several of these companies have access to larger pools of capital, including government funding, and broader infrastructure that may make them more successful at developing, manufacturing or commercializing their products for the prevention and/or treatment of COVID-19. The success or failure of other companies, or perceived success or failure, may impact our ability to obtain future funding or to successfully commercialize our product candidates for COVID-19 prevention and/or treatment.

As of the date of this report, no mAb has been approved in the U.S. for prevention (pre- or post-exposure) or treatment of COVID-19. Other than the EUA for PEMGARDA issued by the FDA in March 2024, the FDA previously issued an EUA for tixagevimab/cilgavimab for pre-exposure prophylaxis of COVID-19, in addition to EUAs for casirivimab/imdevimab and bamlanivimab/etesevimab for post-exposure prophylaxis of COVID-19 in certain individuals. In addition, four mAb products, casirivimab/imdevimab, bamlanivimab/etesevimab, sotrovimab, and bebtelovimab received an EUA from the FDA for the treatment of COVID-19 in patients at high risk of disease progression. However, the clinical utility of these products has varied over time due to the emergence of SARS-CoV-2 variants demonstrating partial or full resistance to neutralization and at this time none of these products, other than PEMGARDA, are authorized for use in prevention or treatment of COVID-19 in the U.S. due to loss of activity as new variants emerged.

Because the use of engineered mAbs is a relatively new and expanding area of novel therapeutic interventions, there are many uncertainties related to development, marketing, reimbursement and the commercial potential for our product candidates. In pursuing, and eventually obtaining, an EUA for PEMGARDA in the U.S., we aligned with the FDA on a primary efficacy analysis for our CANOPY Phase 3 pivotal clinical trial that used a correlate of protection (surrogate of clinical efficacy) in an immunobridging approach comparing data obtained in the CANOPY clinical trial to certain historical data from our previous Phase 2/3 clinical trial of adintrevimab for the prevention of COVID-19 (EVADE). Based on FDA feedback, the use of a correlate of protection in an immunobridging approach to a pivotal EUA-directed clinical trial may be a reasonable approach for a new mAb candidate when clinical trial data from a “prototype” mAb is available and the new mAb candidate satisfies certain criteria. We continue to engage with the FDA with the aim of establishing expedited and replicable pathways for the authorization or approval of new or engineered SARS-CoV-2 mAbs that emerge from our INVYMAB platform approach. We expect that these discussions with the FDA will continue as we advance VYD2311, a mAb developed using our INVYMAB platform approach. However, there can be no assurance of the outcome of these discussions, that VYD2311 or any future product candidates will meet the necessary criteria to leverage the same pathway to a potential EUA as PEMGARDA or as to the length of the clinical trials, the number of patients the FDA or other comparable foreign regulatory authorities will require to be enrolled in the clinical trials, or that the design of or data generated in the clinical trials will be acceptable to the FDA or other comparable foreign regulatory authorities to support EUA, or similar authorization outside of the U.S., or marketing approval.

In addition, the FDA or other comparable foreign regulatory authorities may take longer than usual to come to a decision on any request for authorization or approval that we submit and may ultimately determine that there is insufficient data, information or experience with our product candidates to support an authorization or approval decision. The FDA or other comparable foreign regulatory authorities may also require that we conduct additional post-marketing studies or implement risk management programs, such as REMS, until more experience with our product candidates is obtained. Finally, after increased usage, we may find that our product candidates do not have the intended effect or have unanticipated side effects, potentially jeopardizing initial or continuing regulatory authorization or approval and commercial prospects.

The success of our business depends largely upon our ability to rapidly and perpetually develop engineered mAbs that can broadly neutralize SARS-CoV-2, SARS-CoV and additional pre-emergent coronaviruses. We may fail to deliver mAbs that effectively prevent or treat symptomatic COVID-19. Even if we are able to identify and develop such mAbs, we cannot ensure that such product candidates will achieve authorization or approval to safely and effectively prevent or treat symptomatic COVID-19 or other future coronavirus diseases, or achieve commercial success, even if authorized or approved.

If we uncover any previously unknown risks related to our mAbs, or if we experience unanticipated expenses, problems or delays in developing our product candidates, we may be unable to achieve our strategy of leveraging our INVYMAB platform approach to rapidly and perpetually deliver antibody-based therapies that protect vulnerable people from the devastating consequences of circulating viral threats. Further, competitors who are developing products with similar technology may experience problems with their products that could identify problems that would potentially harm our business.

There is no assurance that the approaches offered by our product candidates will gain broad acceptance among healthcare practitioners or patients or that governmental agencies or third-party medical insurers will be willing to provide reimbursement coverage for our product candidates. Since our product candidates represent novel approaches to treating various conditions, it may be difficult, in any event, to accurately estimate the potential revenues from these product candidates. Accordingly, we may spend significant capital trying to obtain authorization or approval for product candidates that have an uncertain commercial market. The market for any products that we successfully develop will also depend on the cost of the product. If we do not successfully develop and commercialize products based upon our approach or find suitable and economical sources for materials used in the production of our products, we will not become profitable, which would materially and adversely affect the value of our common stock.

In addition, our mAbs may be provided to patients in combination with other agents provided by third parties or by us. The cost of such combination therapy may increase the overall cost of therapy, which may affect our ability to obtain reimbursement coverage for the combination therapy from governmental or private third-party medical insurers.

Our INVYMAB platform approach may not produce durable, broadly neutralizing, effective or safe mAbs in an adequate time period to address a changing virus. If we are unable to timely identify, develop, obtain and maintain authorization or approval for, and commercialize mAbs on a perpetual basis that keeps pace with viral evolution, our business prospects will be significantly harmed.

PEMGARDA is our first mAb in a planned series of innovative mAb candidates designed to keep pace with SARS-CoV-2 viral evolution. We anticipate leveraging our INVYMAB platform approach to periodically introduce new or engineered mAb candidates. Our INVYMAB platform approach is designed to produce new or engineered mAb candidates that provide broad in vitro neutralization against past and current VoCs and their sublineages. However, we may not be successful in developing product candidates, or developing product candidates in an adequate time period, to target a changing virus. If we do develop product candidates, they may not be durable enough to increase the probability of providing a longer period of protection than other antibody solutions or be high-functioning and long-lasting with a high barrier to viral escape. If we are unable to timely identify, develop, obtain and maintain authorization or approval for, and commercialize mAbs on a perpetual basis that keeps pace with viral evolution, our business prospects will be significantly harmed.

Preclinical studies and clinical trials are expensive, time-consuming, difficult to design and implement, and involve an uncertain outcome. Further, we may encounter substantial delays in completing the development of our product candidates. If we are not able to obtain and maintain required regulatory authorizations or approvals, we will not be able to successfully commercialize our product candidates, and our ability to generate product revenue will be adversely affected.

To date, we have received regulatory authorization for only one product candidate, PEMGARDA, which has not been approved, but has been authorized for emergency use by the FDA under an EUA, for pre-exposure prophylaxis of COVID-19 in certain adults and adolescent individuals (12 years of age and older weighing at least 40 kg). All of our other product candidates, other than adintrevimab, are in preclinical development and their risk of failure is high. The clinical trials and manufacturing of our product candidates are, and the manufacturing and marketing of our products, if authorized or approved, will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we may test and market our product candidates. Before obtaining regulatory authorization to commercialize any of our product candidates, we must demonstrate through complex and expensive preclinical testing and clinical trials certain efficacy and safety requirements of the applicable regulatory agencies. For regulatory approval, we must demonstrate that our product candidates are both safe and effective for use in each target indication, typically requiring lengthy, large, well-controlled clinical studies. In particular, because our product candidates are subject to regulation as biological products, we will need to demonstrate that they are safe, pure and potent for use in their target indications. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, authorization or approval policies, regulations or the type and amount of clinical data necessary to gain authorization or approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. Failure can occur at any time during the clinical trial process, and we could encounter problems that cause us to abandon or repeat clinical trials. Even if our future clinical trials are completed as planned, we cannot be certain that their results will support the safety and effectiveness of our product candidates for their targeted indications or support continued clinical development of such product candidates. Our current or future clinical trial results may not be successful.

In addition, even if such trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for authorization or approval. Moreover, results acceptable to support authorization or approval in one jurisdiction may be deemed inadequate by another regulatory authority to support regulatory authorization or approval in that other jurisdiction. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of an authorization or approval, we may be required to expend significant resources, which may not be available to us, to conduct additional preclinical studies or trials for our product candidates either prior to or post-authorization or approval, or they may object to elements of our clinical development program, requiring their alteration.

Of the large number of products in development, only a small percentage successfully complete the FDA’s or comparable foreign regulatory authorities’ approval processes and are commercialized. Even if we eventually complete clinical testing and receive authorization for emergency use or approval of a BLA or foreign marketing application for our product candidates, the FDA or the comparable foreign regulatory authorities may grant approval or other marketing authorization contingent on the performance of costly additional clinical trials, including post-market clinical trials. The FDA or the comparable foreign regulatory authorities also may authorize or approve for marketing a product candidate for a more limited indication or patient population than we originally request, and the FDA or comparable foreign regulatory authorities may not approve or authorize the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval or other marketing authorization would delay or prevent commercialization of that product candidate and would adversely impact our business and prospects.

Furthermore, even if we obtain regulatory authorization or approval for our product candidates, we still need to build and maintain a commercial organization, establish a commercially viable pricing structure and obtain approval for coverage and adequate reimbursement from commercial and government payors, including government health administration authorities. If we are unable to successfully commercialize PEMGARDA or any of our future product candidates, we may not be able to generate sufficient revenue to continue our business.

We have and may experience delays in beginning or conducting clinical trials or numerous unforeseen events before, during or as a result of clinical trials that could delay or prevent our ability to complete clinical trials, receive regulatory authorization or approval or commercialize our product candidates.

We have and may again in the future experience delays in conducting clinical trials, and we do not know whether our clinical trials will begin on time, need to be redesigned, recruit and enroll patients on time or be completed on schedule, or at all. We may experience numerous unforeseen events before, during or after the conduct of our clinical trials that could delay or prevent our ability to complete such trials or receive regulatory authorization or approval for or commercialize our product candidates, or that could significantly increase the cost of such trials, including:

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
•
delays in reaching agreement with the FDA or other regulatory authorities as to the design or implementation of our clinical trials, including the use of a correlate of protection (surrogate of clinical efficacy) in an immunobridging approach to a pivotal clinical trial;
•
delays in obtaining regulatory authorization to commence a clinical trial;
•
challenges in reaching an agreement on acceptable terms with clinical trial sites or prospective CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different clinical trial sites;
•
delays in obtaining IRB approval or Ethics Committees opinions at each trial site;
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
•
suspensions or terminations by IRBs or Ethics Committees at the institutions where such trials are being conducted, by the independent Data Monitoring Committee for such trial or by the FDA or other regulatory authorities due to a number of factors, including those described above;
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
•
regulators may revise the requirements for authorizing or approving our product candidates, or such requirements may not be as we anticipate; and
•
any future collaborators that conduct clinical trials may face any of the above issues and may conduct clinical trials in ways they view as advantageous to them but that are suboptimal for us.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully and timely complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

•
incur unplanned costs;
•
be delayed or unsuccessful in obtaining authorization or approval for our product candidates;
•
obtain authorization or approval for indications or patient populations that are not as broad as intended or desired;
•
obtain authorization or approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings (such as for PEMGARDA) or REMS;
•
be subject to additional post-marketing testing requirements;
•
be subject to changes in the way the product is administered; or
•
have regulatory authorities withdraw or suspend their authorization or approval of the product or impose restrictions on its distribution after obtaining authorization or approval.

We, the FDA, other regulatory authorities outside the U.S. or an IRB or Ethics Committees may suspend a clinical trial at any time for various reasons, including if it appears that the clinical trial is exposing participants to unacceptable health risks, including, for example, because the predominant SARS-CoV-2 variant in the country or clinical trial site is not susceptible to our product candidate, or if the FDA or other regulatory authorities outside the U.S. find deficiencies in our IND or similar application outside the U.S. or the conduct of the trial. If we experience delays in the completion of, or the termination of, any clinical trial of any of our product candidates, the commercial prospects of such product candidate will be harmed, and our ability to generate product revenues from such product candidate will be delayed or rendered impossible. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and authorization or approval process, and jeopardize our ability to commence product sales and generate revenues.

All of our product candidates will require extensive clinical testing before we would be in a position to submit a BLA to the FDA or MAA to the EMA for regulatory approval. We cannot predict with any certainty if or when we might complete the clinical development for our product candidates and submit a BLA or MAA for regulatory approval of any of our product candidates, if at all, or whether any such BLA or MAA will be approved. We may also seek feedback from the FDA, EMA or other regulatory authorities on our clinical development program, and the FDA, EMA or other regulatory authorities may not provide such feedback on a timely basis, or such feedback may not be favorable, which could further delay our development programs.

We cannot predict with any certainty whether or when we might complete a given clinical trial. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our product candidates could be harmed, and our ability to generate revenues from our product candidates may be delayed or lost. In addition, any delays in our clinical trials could increase our costs, slow down the development and authorization or approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and results of operations. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory authorization or approval of our product candidates.

There can be no assurance that the public health emergency in the U.S. declared under the FDCA permitting the FDA to authorize drugs and biologics for emergency use during the COVID-19 pandemic will continue to be in place for an extended period of time and that the product candidates we are developing for COVID-19 could be granted an EUA by the FDA or similar authorization by regulatory authorities outside of the U.S. if we decide to apply for such an authorization. If we do not apply for such an authorization or, if we do apply and no authorization is granted or, if once granted, such as the EUA for PEMGARDA, it is terminated or revoked, we will be unable to sell our product candidates in the near future and instead, would need to pursue the traditional regulatory approval processes of the FDA or comparable foreign authorities, which are lengthy, time consuming and inherently unpredictable, and which we may determine not to pursue. If we are not able to obtain required regulatory authorization or approval for our product candidates, our business will be substantially harmed. We also cannot guarantee how long it will take regulatory agencies to review our EUA requests, if submitted, for our product candidates.

On March 22, 2024, we received an EUA from the FDA for PEMGARDA. We may seek an EUA for future product candidates and may seek similar authorization from regulatory authorities outside of the U.S., such as conditional marketing authorization from the European Commission. If we apply for an EUA from the FDA and it is granted, such as the EUA for PEMGARDA, such EUA will authorize us to market and sell our COVID-19 mAb in the U.S. under certain conditions of authorization as long as a public health emergency declared under the FDCA exists. The FDA may issue an EUA during a public health emergency declared under the FDCA if the agency determines that the known and potential benefits of a product outweigh the known and potential risks and if other regulatory criteria are met.

Although we received an EUA from the FDA for PEMGARDA, there is no guarantee that we will apply for an EUA for adintrevimab, VYD2311 or any other product candidates, or other similar authorization or, if we do apply, that we will be able to obtain an EUA or such similar authorization. If an EUA or other authorization is granted, such as the EUA from the FDA for PEMGARDA, we will rely on the FDA or other applicable regulatory authority policies and guidance governing products authorized in this manner in connection with the marketing and sale of our product. If these policies and guidance change unexpectedly and/or materially or if we misinterpret them, potential sales of our product could be adversely impacted. Additionally, the FDA may terminate an EUA if safety issues or other concerns about our product, such as loss of neutralizing activity against dominant circulating SARS-CoV-2 variants, arise or if we fail to comply with the conditions of authorization. Additionally, the FDA has expected that companies that receive an EUA for COVID-19 antibodies will pursue licensure of their products under a BLA. Unless streamlined development pathways are established, we may not pursue a BLA for our product candidates for COVID-19 given the evolving SARS-CoV-2 variants, and if we determine not to pursue a BLA, this may adversely affect our ability to obtain or maintain an EUA in the U.S.

On February 4, 2020, the Secretary of HHS determined pursuant to his authority under Section 564 of the FDCA that COVID-19 represented a public health emergency with significant potential to affect national security or the health and security of U.S. citizens living abroad. Following this determination, on March 27, 2020, the Secretary of HHS declared that circumstances exist justifying the authorization of emergency use of drugs and biological products during the COVID-19 pandemic, subject to the terms of any authorization issued by the FDA. The EUA request for PEMGARDA was issued under this declaration. The Secretary of HHS may terminate this EUA declaration at any time. If the Secretary of HHS terminates an EUA declaration under the FDCA, then any EUAs issued based on that declaration will cease to be in effect, and FDA may no longer issue EUAs for products covered by that declaration. Accordingly, even if we apply and obtain an EUA from the FDA, such as the EUA for PEMGARDA, there is no guarantee of the duration for which we would be able to maintain it. The emergency use of PEMGARDA is only authorized for the duration of the declaration that circumstances exist justifying the authorization of the emergency use of drugs and biological products during the COVID-19 pandemic under Section 564 of the FDCA, unless the declaration is terminated or authorization revoked sooner.

If we apply for an EUA or similar authorization from regulatory authorities outside of the U.S., the failure to obtain such authorization or the termination of such an authorization, if obtained, would adversely impact our ability to market and sell our COVID-19 antibody, which could adversely impact our business, financial condition and results of operations. The time required to obtain approval or other marketing authorizations by the FDA and comparable foreign authorities is unpredictable, and it typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, authorization or approval policies, regulations, and the type and amount of clinical data necessary to gain authorization or approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Other than the EUA for PEMGARDA in the U.S., we have not obtained regulatory authorization or approval for any other product candidate, and it is possible that we may never obtain regulatory authorization or approval for any other product candidates in the future. Neither we nor any current or future collaborator is permitted to market any drug product candidates in the U.S. until we receive regulatory authorization with an EUA or approval of a BLA from the FDA, and we cannot market it in the European Union until we receive marketing authorization from the European Commission, or other required regulatory authorization or approval in other countries.

If an existing EUA, such as the EUA for PEMGARDA, or similar authorization from regulatory authorities outside of the U.S. is revised or revoked, we would be unable to sell our product candidate in the near future and instead, we would need to pursue the traditional regulatory approval processes of the FDA or comparable foreign regulatory authorities. Prior to obtaining approval pursuant to a traditional regulatory approval process to commercialize any drug product candidate in the U.S. or abroad, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or foreign regulatory agencies, that such product candidate is safe, pure and effective for its intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. The FDA may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or after approval, or it may object to elements of our clinical development programs.

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
•
we may fail an FDA or comparable foreign regulatory authorities’ inspection of our third-party contract manufacturing or testing facilities for which we contract and test clinical and commercial supplies;
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

In addition, the FDA and other regulatory authorities may change their policies, issue additional regulations or revise existing regulations, or take other actions, which may prevent or delay authorization or approval of our future products under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain, increase the costs of compliance or restrict our ability to maintain any regulatory authorizations or approvals we may have obtained.

Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials. Our product candidates may not have favorable results in later clinical trials, if any, or receive regulatory authorization or approval.

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Preclinical tests and Phase 1 and Phase 2 clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in preclinical or animal studies and early clinical trials does not ensure that later large-scale clinical trials will be successful, nor does it predict final results. For example, we may be unable to identify suitable animal disease models for our product candidates, which could delay or frustrate our ability to proceed into clinical trials or obtain regulatory authorization or approval. Our product candidates may fail to show the desired safety and efficacy in clinical development despite having progressed through preclinical studies and initial clinical trials.

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory authorization or approval. In addition, we may experience regulatory delays or rejections as a result of many factors, including changes in regulatory policy during the period of our product candidate development. Any such delays could negatively impact our business, financial condition, results of operations and prospects.

Interim, top-line, initial and preliminary results from our clinical trials that we announce or publish from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, top-line, initial or preliminary results from our clinical trials. Interim results from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Differences between interim, top-line, initial or preliminary data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, any top-line results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated.

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

If the interim, top-line, initial or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain authorization or approval for, and commercialize, our product candidates may be harmed, which could significantly harm our business prospects.

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

To obtain the requisite regulatory authorizations or approvals to commercialize our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are safe, pure and potent for use in each target indication for obtaining product approval, or meet the clinical or surrogate efficacy and the safety primary endpoints of the pivotal clinical trial(s) for an EUA (in addition to other regulatory requirements) towards obtaining an EUA. These trials are expensive and time consuming, and their outcomes are inherently uncertain. Failures can occur at any time during the development process. Preclinical studies and clinical trials often fail to demonstrate safety or efficacy of the product candidate studied for the target indication, and most product candidates that begin clinical trials are never approved.

We may fail to demonstrate with substantial evidence from adequate and well-controlled trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that our product candidates are safe and effective for their intended uses or otherwise meet requirements for an EUA. For example, the clinical data available from the STAMP (evaluating adintrevimab for the treatment of COVID-19) and EVADE (evaluating adintrevimab for the prevention of COVID-19) trials may be insufficient to support a BLA or marketing authorization for adintrevimab, and we may not be able to generate additional data if the FDA or comparable foreign regulatory authorities require additional trials in support of a BLA or marketing authorization.

If our product candidates are associated with undesirable effects in preclinical studies or clinical trials or have characteristics that are unexpected, we may decide or be required to perform additional preclinical studies or to halt or delay further clinical development of our product candidates or to limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial use for the product candidate, if authorized or approved. Some side effects may not be appropriately recognized or managed by the treating medical staff, such as anaphylaxis that has been seen in the class of mAbs of which ADG20 and PEMGARDA are a part, and toxicities resulting from mAb therapy targeting an exogenous target, as with our product candidates, which can be nonspecific. Anaphylaxis has been observed with PEMGARDA.

If any such adverse events occur, our clinical trials could be suspended or terminated. If we cannot demonstrate that any adverse events were not caused by the drug, the FDA or foreign regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications, or require that we conduct additional animal or human studies regarding the safety and efficacy of our product candidates that we have not planned or anticipated. Side effects may also lead regulatory authorities to require stronger product warnings on the product label including boxed warnings or warnings and precautions, costly post-marketing studies, and/or a REMS, among other possible requirements. For example, PEMGARDA has been authorized with a boxed warning for anaphylaxis, which could impede our ability to successfully market and commercialize PEMGARDA and our ability to compete successfully against our competitors.

Such findings could further result in regulatory authorities failing to provide authorization or approval for our product candidates or limiting the scope of the authorized or approved indication, if authorized or approved. Many product candidates that initially showed promise in early-stage testing have later been found to cause side effects that prevented further development of the product candidate. Even if we are able to demonstrate that any serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to not initiate, delay, suspend or terminate any future clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates and may harm our business, financial condition and prospects significantly.

Additionally, if one or more of our product candidates receives authorization or approval, and we or others identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

•
regulatory authorities may suspend, withdraw or limit authorizations or approvals of such product, or seek an injunction against its manufacture or distribution;
•
regulatory authorities may require additional warnings on the label, such as the boxed warning for PEMGARDA for anaphylaxis;
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
•
we may be subject to fines, injunctions or civil or criminal penalties; and
•
our reputation and physician or patient acceptance of our products may suffer.

There can be no assurance that we will resolve any issues related to any product-related adverse events to the satisfaction of the FDA or foreign regulatory agency in a timely manner or at all. Moreover, any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if authorized or approved, and could significantly harm our business, results of operations and prospects.

Lack of awareness or negative public opinion of mAb therapies and increased regulatory scrutiny of mAb therapies to prevent or treat COVID-19 may adversely impact the development or commercial success of our product candidates.

The clinical and commercial success of our mAb therapies for COVID-19 will depend in part on public acceptance of the use of mAb therapies to prevent or treat COVID-19. Any adverse public attitudes about the use of mAb therapies may adversely impact our ability to enroll clinical trials or successfully commercialize any of our mAb therapies that are authorized or approved. Moreover, our success will depend upon physicians prescribing, and their patients’ willingness to receive, treatments that involve the use of product candidates we may develop in lieu of, or in addition to, existing treatments with which they are already familiar and for which greater clinical data may be available.

More restrictive government regulations or negative public opinion may have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products that are authorized or approved. Adverse events in our or others’ clinical trials, even if not ultimately attributable to our product candidates, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or authorization or approval of our product candidates, stricter labeling requirements for those product candidates that are authorized or approved and a decrease in demand for any such product candidates, all of which would have a negative impact on our business and operations.

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
•
the perceived risks and benefits of the product candidate in the trial, including relating to mAb and/or vaccine approaches;
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
•
potential disruptions caused by a public health crisis, such as the COVID-19 pandemic, including difficulties in initiating clinical sites, enrolling and retaining participants, diversion of healthcare resources away from clinical trials, vaccine mandate policies, travel or quarantine policies that may be implemented, our ability to import and export clinical trial supplies, raw materials and commercial supply and other factors;
•
the patient referral practices of physicians;
•
the ability to monitor patients adequately during and after treatment;
•
the risk that subjects enrolled in our clinical trials will drop out of the trials before completion; and
•
the proximity and availability of clinical trial sites for prospective patients.

Our inability to enroll, or maintain the enrollment of, a sufficient number of patients for clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment pauses or delays in clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing. Furthermore, we expect to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and we will have limited influence over their performance.

Breakthrough therapy designation in the U.S. or the equivalent thereof in foreign jurisdictions (where available) for any product candidate may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that the product candidate will receive marketing approval.

We may, in the future, apply for breakthrough therapy designation in the U.S., if we pursue a BLA, or the equivalent thereof in foreign jurisdictions (where available), for our product candidates. A breakthrough therapy is defined as a product candidate that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Product candidates designated as breakthrough therapies by the FDA are also eligible for priority review if supported by clinical data at the time of the submission of the BLA.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we determine to pursue a BLA and we believe that one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to product candidates considered for approval under conventional FDA procedures, and it would not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the product candidate no longer meets the conditions for qualification, or it may decide that the time period for FDA review or approval will not be shortened.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and management resources, we must focus on development programs and product candidates that we identify for specific indications. As such, our current mission is focused on antibody-based therapies that protect vulnerable people from the consequences of viral threats, beginning with SARS-CoV-2, and we have committed a significant portion of our financial and personnel resources to the manufacturing and commercialization of PEMGARDA, which received an EUA from the FDA in March 2024. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could change, dissipate or stabilize, which could limit or eliminate demand for PEMGARDA or any new or engineered mAb candidates that we anticipate periodically introducing in the future as the SARS-CoV-2 virus evolves over time.

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

We have conducted and may in the future conduct clinical trials for our product candidates outside the U.S., and the FDA and similar foreign regulatory authorities may not accept data from such trials conducted in locations outside of their jurisdiction.

We have conducted and may in the future conduct clinical trials for our product candidates outside the U.S. The FDA may not accept or may impose additional conditions on trial data from clinical trials conducted outside the U.S. submitted in support of an IND, EUA or BLA. For example, in order for the FDA to accept a foreign clinical trial as support for an IND or application for marketing approval, the FDA requires the following conditions are met: (i) the foreign data are applicable to the U.S. population and U.S. medical practice; (ii) the trial was conducted in accordance with cGCP standards; and (iii) the FDA is able to validate the data from the trial through an onsite inspection if the FDA deems it necessary. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any similar foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any similar foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or authorization for commercialization in the applicable jurisdiction.

We may not be successful in our efforts to build a pipeline of additional product candidates through internal efforts or through partnerships for discovery of novel antibody product candidates.

We may not be able to continue to identify and develop new product candidates in addition to our current pipeline. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development. For example, product candidates may be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be successfully developed, much less receive authorization or approval and achieve market acceptance. Further, even if we obtain authorization or approval for a product candidate for one indication that may have potential for new or additional indications, we may determine that those additional indications are not worth pursuing for strategic reasons, including new legislation that may impact our ability to commercialize such compounds for such indications, if approved. If we do not successfully develop and commercialize product candidates based upon our approach, we will not be able to obtain product revenue in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

Our business and operations may be adversely affected by public health outbreaks, pandemics or epidemics, such as the COVID-19 pandemic.

COVID-19, the disease caused by SARS-CoV-2 and its variants, gave rise to a global pandemic in 2020, and continues to present public health and economic challenges around the world. The full impact of the COVID-19 pandemic remains uncertain, and such impact may directly or indirectly affect the commercial prospects of our product candidates for the prevention and treatment of COVID-19. The evolution and of the disease and the continued emergence of VoCs, and the availability, administration and acceptance of vaccines, mAbs, antiviral agents and other therapies may affect the design and enrollment of our clinical trials, the potential regulatory authorization or approval of our product candidates and the commercialization of our product candidates, if authorized or approved.

In addition, our business and operations may be more broadly adversely affected by public health outbreaks, pandemics or epidemics, such as the COVID-19 pandemic, which pose the risk that we or our third-party contractors may be prevented from conducting normal business activities or operations due to spread of the disease, or due to restrictions that may be requested or mandated by federal, state or local governmental authorities. Business disruptions could include travel restrictions, temporary closures of our facilities or the facilities of our third-party contractors or other restrictions by authorities to reduce the spread of the disease. Any such business disruptions may negatively impact productivity, raise the cost of materials or otherwise disrupt our supply chain or manufacturing activities, and may disrupt our ongoing research and development activities as well as our clinical programs and timelines or commercialization efforts, the magnitude of which will depend, in part, on the length and severity of any such business disruptions, restrictions or other limitations on our ability to conduct our business in the ordinary course.

We experienced some delays in our development activities as a result of the COVID-19 pandemic. For example, in December 2020, shipment of adintrevimab clinical supply by WuXi Biologics was delayed due to the introduction by the Chinese government of a new procedure for the approval of the export of products for the treatment of COVID-19. There could be other disruptions, delays or uncertainties in our development activities as a result of any public health outbreak, pandemic or epidemic, such as the COVID-19 pandemic.

Public health outbreaks, pandemics or epidemics, such as the COVID-19 pandemic, which caused a broad impact globally, may also materially affect us economically. For example, a widespread outbreak, pandemic or epidemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of disease such as COVID-19 could materially affect our business and the value of our common stock. The ultimate extent to which COVID-19 directly or indirectly impacts our business, financial condition, operations, and product development timelines and plans remains uncertain and will depend on future developments, including the duration and spread of outbreaks and the continued emergence of VoCs, actions taken to prevent or treat COVID-19, and its economic impact on local, regional, national and international markets.

In addition, to the extent that any public health outbreaks, pandemics or epidemics, such as the COVID-19 pandemic, adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.

We may develop product candidates for use in combination with other therapies or third-party product candidates, which exposes us to additional regulatory risks.

We may develop product candidates for use in combination with one or more currently authorized or approved therapies to prevent or treat COVID-19, or with therapies that may be authorized or approved in the future. Even if any product candidate we develop were to receive authorization or approval to be commercialized for use in combination with other existing therapies, we would continue to be subject to the risk that the FDA or comparable foreign regulatory authorities could revoke authorization or approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. This could result in our own products being removed from the market or being less successful commercially.

We may also evaluate our product candidates in combination with one or more other third-party product candidates that have not yet been authorized or approved by the FDA or comparable foreign regulatory authorities. If so, we will not be able to market and sell any product candidate we develop in combination with any such unauthorized or unapproved therapies that do not ultimately obtain authorization or approval. If the FDA or comparable foreign regulatory authorities do not authorize or approve these other product candidates, or revoke their authorization or approval of, or if safety, efficacy, manufacturing or supply issues arise with, the biologics or antivirals we choose to evaluate in combination with any product candidate we develop, we may be unable to obtain authorization or approval of or market any such product candidate.

Even if our product candidates obtain regulatory authorization or approval, they may be negatively impacted by future development or regulatory difficulties.

Authorized and approved drug products are subject to ongoing regulatory requirements and oversight, including requirements related to manufacturing, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting. In addition, we will be subject to continued compliance with cGMP and cGCP requirements for any clinical trials that we conduct post-authorization or approval. If we or any of the third parties on which we rely fail to meet those requirements, the FDA or comparable regulatory authorities outside the U.S. could initiate enforcement action. Other potential consequences include the issuance of fines, warning letters, untitled letters or holds on clinical trials, product seizure or detention or refusal to permit the import or export of our product candidates, permanent injunctions and consent decrees, or the imposition of civil or criminal penalties, any of which could significantly impair our ability to successfully commercialize a given product. If the FDA or a comparable regulatory authority outside the U.S. becomes aware of new safety information, it can impose additional restrictions on how the product is marketed or may seek to withdraw marketing authorization or approval altogether.

The United Kingdom’s withdrawal from the European Union may adversely impact our ability to obtain regulatory authorizations or approvals of our product candidates in the European Union and United Kingdom, result in restrictions or imposition of taxes and duties for importing our product candidates into the European Union and United Kingdom and require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the European Union and United Kingdom.

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

Since a significant proportion of the regulatory framework in the United Kingdom applicable to our business and our product candidates is derived from European Union directives and regulations, Brexit has had, and will continue to have, a material impact on the regulatory regime with respect to the potential development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom. For example, Great Britain (England, Scotland and Wales) is no longer covered by the centralized procedures for obtaining European Union-wide marketing authorizations from the

European Commission, and a separate marketing authorization is required to market our product candidates in Great Britain. Northern Ireland continues to be covered by the marketing authorizations granted by the European Commission, but this will change beginning on January 1, 2025, when the new measures under the Windsor Framework come into effect. Beginning on this date, Northern Ireland will be subject to the same MHRA authorization procedures as Great Britain.

All of these changes could increase our costs and otherwise adversely affect our business to the extent that we pursue development, manufacture, and/or commercialization of our product candidates in the European Union or United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would delay or prevent us from commercializing our product candidates in the United Kingdom. The Annex to the Trade and Cooperation Agreement further provides a framework for the recognition of cGMP inspections and for the exchange and acceptance of official cGMP documents. The regime does not, however, extend to procedures such as batch release certification. Among the changes that have occurred are that Great Britain (England, Scotland and Wales) is treated as a “third country,” a country that is not a member of the European Union and whose citizens do not enjoy the European Union right to free movement. Northern Ireland continues to follow many aspects of the European Union regulatory rules, particularly in relation to trade in goods. As part of the Trade and Cooperation Agreement, the European Union and the United Kingdom recognize cGMP inspections carried out by the other party and the acceptance of official cGMP documents issued by the other party. The Trade and Cooperation Agreement also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The United Kingdom has unilaterally agreed to accept European Union batch testing and batch release, and any change to this position is subject to a minimum two year notice period. However, the European Union continues to apply European Union laws that require batch testing and batch release to take place in the European Union territory. This means that medicinal products that are tested and released in the United Kingdom must be retested and re-released when entering the European Union market for commercial use. While the Trade and Cooperation Agreement provides for the tariff-free trade of medicinal products between the United Kingdom and the European Union, there are additional non-tariff costs to such trade that did not exist prior to the end of the post-Brexit Transition Period. Further, should the United Kingdom diverge from the European Union from a regulatory perspective in relation to medicinal products, tariffs could be put into place in the future. We could therefore face significant additional expenses (when compared to prior to the end of the Transition Period) to operate our business, to the extent that we pursue development, manufacture, and/or commercialization of our product candidates in the European Union and United Kingdom, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the United Kingdom.

Risks Related to the Manufacturing of our Product Candidates

Monoclonal antibody therapies are complex and difficult to manufacture, and we currently rely on a contract manufacturer for access to capacity. We could experience manufacturing problems, may be unable to access desired manufacturing capacity within desired timeframes, or may be unable to access raw materials due to global supply chain shortages or otherwise, that result in delays in the development or commercialization of our product candidates or otherwise harm our business.

The manufacture of mAb and other protein-based therapies are technically complex and necessitate substantial expertise and capital investment. Production difficulties caused by unforeseen events may delay the availability of material for our clinical trials or commercialization efforts.

We have engaged WuXi Biologics, a CDMO, for the development and manufacture of our product candidates for clinical and commercial use. Manufacturers of pharmaceutical products must comply with strictly enforced cGMP requirements, state and federal regulations, as well as foreign requirements when applicable. Any failure of us or our CDMO to adhere to or document compliance to such regulatory requirements could lead to a delay or interruption in the availability of product for clinical trials or commercial use, or enforcement action from the FDA or foreign or state regulatory authorities. If we or our CDMO were to fail to comply with the FDA or foreign or state regulatory authorities, it could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of authorizations or approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates. Our dependence upon others for the manufacture of our product candidates may also adversely affect our future profit margins, if any, and our ability to commercialize any product candidates that receive regulatory authorization or approval on a timely and competitive basis.

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
•
inability to obtain manufacturing or testing slots within desired timeframes or to have enough manufacturing slots to manufacture our product candidates to meet clinical or commercial requirements and demands;
•
unfavorable FDA or foreign or state regulatory inspection of the manufacturing or testing site;
•
inability to procure raw materials and reagents due to global supply chain shortages or otherwise;
•
loss, depletion or performance degradation of the cell line starting material; and
•
loss of or close-down of any manufacturing facility used in the manufacture of our product candidates, or the inability to find alternative manufacturing capability in a timely fashion.

Our product candidates are biologics, and the manufacture of our product candidates is complex and subject to extensive regulations. If we or our third-party contractors fail to comply with such regulations, regulatory authorities may impose sanctions or require remedial measures that could be costly or time-consuming, and our ability to provide supply of our product candidates for clinical trials or commercialization could be delayed or stopped.

All entities involved in the preparation of therapeutics for clinical trials or commercialization, including our existing contract manufacturer and testing facilities, labeling, packaging and storage facilities, and distributors, are subject to extensive regulation. Components of a finished therapeutic product authorized or approved for commercialization or used in clinical trials must be manufactured, tested, and stored in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and ensure the quality of investigational products and products authorized or approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturer must supply all necessary documentation in support of regulatory authorization or approval on a timely basis. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors will likely need to pass a pre-approval inspection (and may need to pass a pre-authorization inspection) for compliance with the applicable regulations as a condition of regulatory approval (or authorization) of our product candidates. In addition, regulatory authorities may, at any time, audit or inspect us or any of our contract manufacturing, testing, and storage facilities involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted, and they could put a hold on one or more of our clinical trials (or could delay regulatory authorization or approval) if the facilities or quality systems of our or third-party contractors do not pass such audit or inspections. Certain of our third-party contractors’ facilities have not yet been inspected by regulatory authorities. If any of our third-party contractors’ facilities do not pass a pre-approval, pre-authorization, or other facility inspection, regulatory approval or authorization of the products may not be granted.

The regulatory authorities also may, at any time following authorization or approval of a product for sale, inspect or audit us or our third-party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if compliance discrepancies with our product specifications or violations of applicable regulations occur independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time-consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could harm our business. If we or any of our third-party contractors fail to maintain regulatory compliance, the FDA or other regulatory authorities can impose regulatory sanctions, including, among other things, refusal to authorize or approve a pending application or to issue a positive opinion for a new drug product, or revocation of a pre-existing authorization or approval. As a result, our business, financial condition and results of operations may be harmed. Additionally, if supply from an approved manufacturer is interrupted, there could be a significant disruption in commercial supply of any authorized or approved products. An alternative manufacturer would need to be qualified and approved, which could result in further delay. The regulatory agencies may also require additional studies if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and is likely to result in a delay in our desired commercial timelines.

These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of our product candidates, cause us to incur higher costs and prevent us from commercializing our products successfully, if authorized or approved, or could delay commercial supply once authorized or approved. Furthermore, if our third-party contractors fail to meet contractual requirements, and we are unable to secure one or more replacement contractors capable of production at a substantially equivalent cost, our clinical trials or commercialization efforts may be delayed or we could lose potential revenue.

We currently depend on sole-source third-party suppliers and a single contract manufacturer for materials and services that are necessary for the conduct of preclinical studies, manufacture and testing of our product candidates for clinical trials and the commercialization of PEMGARDA, and the loss of these third-party suppliers or contract manufacturer or their inability to supply us with sufficient quantities of adequate materials or services, or to do so at acceptable quality levels and on a timely basis, could harm our business.

Manufacturing and testing our product candidates and commercialization of PEMGARDA or any other authorized or approved products require many specialty materials and equipment, some of which are manufactured or supplied by small companies with limited resources and experience to support commercial biologics production. We currently depend on a limited number of vendors for certain materials and equipment used in the manufacture and testing of our product candidates. For example, we are reliant on WuXi Biologics, our current CDMO, as the procurer of the raw materials used in the manufacture of our product candidates, such as PEMGARDA, including certain single-source purification resins and cell culture media, which increases the risk of delays in production.

Our current CDMO’s or potential future CDMOs’ raw material suppliers may not have the capacity to support clinical and commercial products manufactured under cGMP by biopharmaceutical firms or may otherwise be ill-equipped to support our needs. We also do not have supply contracts with many of these suppliers directly, and we, our current CDMO or potential future CDMOs may not be able to obtain supply contracts with them on acceptable terms or at all. Accordingly, we, our current CDMO or potential future CDMOs may experience delays in receiving key raw materials and equipment to support clinical or commercial manufacturing.

For some of these specialty materials, we, our current CDMO or potential future CDMOs rely on and may in the future rely on sole-source suppliers or a limited number of suppliers. The supply of specialty materials and equipment that are necessary to produce our product candidates could be reduced or interrupted at any time. In such case, identifying and engaging an alternative supplier could result in delay, and we may not be able to find other acceptable suppliers on acceptable terms, or at all. Switching our suppliers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines. If our key suppliers are lost, or if the supply of the materials is diminished or discontinued, we may not be able to develop, test, manufacture and market our product candidates in a timely and competitive manner, or at all. An inability to continue to source product from any of these suppliers, which could be due to a number of issues, including regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demands or quality issues, could adversely affect our ability to satisfy demand for our product candidates, which could adversely and materially affect our product sales and operating results or our ability to conduct clinical trials, either of which could significantly harm our business.

In addition, to date, we have relied on WuXi Biologics as our only CDMO. We have partnered with WuXi Biologics for CMC development and for clinical and commercial drug substance and drug product supply. The loss of this CDMO, a disruption in production at this CDMO or the inability of this CDMO to timely manufacture sufficient quantities to meet our needs, and our failure to find alternative manufacturing capability in a timely fashion, would impair our ability to develop and commercialize our product candidates, including the manufacture and commercialization of PEMGARDA in quantities and on timelines sufficient to meet demand. Although we believe there are other potential alternative CDMOs, the number of CDMOs with the necessary manufacturing and regulatory expertise and facilities to manufacture biologics like our mAb candidates is limited, and switching manufacturers or manufacturing sites would be expensive, difficult and time consuming. A new manufacturer or manufacturing site would have to be educated on, or develop substantially equivalent processes for, production of our product candidates, and it may be difficult or impossible to transfer certain elements of our manufacturing process to a new manufacturer or for us to find a replacement manufacturer on acceptable terms quickly, or at all. Furthermore, switching manufacturers or manufacturing sites may hinder our ability to leverage our INVYMAB platform approach to facilitate the rapid, serial generation of mAbs to keep pace with evolving viral threats, which we expect will require a consistent CMC platform. Transferring manufacturing to a new manufacturer or manufacturing site could therefore interrupt supply, delay our clinical trials and commercialization efforts, increase our costs for our product candidates and disrupt our plans to use any potential streamlined development pathway that requires a consistent CMC platform, any of which could have an adverse effect on our business, financial condition, results of operations, and/or growth prospects.

Any contamination or interruption in our manufacturing process, shortages of raw materials or failure of our suppliers of reagents to deliver necessary components could result in delays in our clinical development or commercialization schedules.

Given the nature of mAb manufacturing, there is a risk of contamination, including in the manufacture of raw materials and in the manufacturing of our product candidates, or in the manufacturing or testing facility itself. Any contamination could adversely affect our ability to supply product candidates on schedule and could, therefore, harm our results of operations and cause reputational damage. Some of the raw materials required in our manufacturing process are derived from biologic sources. Such raw materials are difficult to procure and may be subject to contamination or recall. A material shortage, contamination, recall or restriction on the use of biologically derived substances in the manufacture or testing of our product candidates could adversely impact or disrupt the supply of commercial or clinical material, which could adversely affect our development timelines and our business, financial condition, results of operations and prospects.

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

Risks Related to the Commercialization of Our Product Candidates

If the FDA revokes or terminates our EUA for PEMGARDA, we will be required to stop commercial distribution of PEMGARDA immediately unless we can obtain FDA approval for PEMGARDA under a traditional regulatory pathway, which is lengthy and expensive, which could harm our future business prospects.

Under the FDCA, the FDA has authority to allow certain unapproved medical products or unapproved uses of approved medical products to be used in an emergency to diagnose, treat, or prevent serious or life-threatening diseases or conditions when there are no adequate, approved, and available alternatives. In issuing an EUA, the FDA will consider the totality of scientific evidence available to the FDA regarding safety, efficacy, and known and potential risks of such products and availability of alternatives to the emergency use products, among others. EUAs issued by the FDA specify the scope of authorization and conditions of authorization, including limitations on distribution and conditions related to product advertising and promotion. Once granted, an EUA is effective until the declaration permitting emergency use authorization is terminated or the EUA is revoked, after which the product must be approved by the FDA under a traditional pathway in order to remain on the market or to continue commercialization of the product.

On March 22, 2024, we received an EUA from the FDA for PEMGARDA for the pre-exposure prophylaxis (prevention) of COVID-19 in adults and adolescents (12 years of age and older weighing at least 40 kg) who have moderate-to-severe immune compromise due to certain medical conditions or receipt of certain immunosuppressive medications or treatments and are unlikely to mount an adequate immune response to COVID-19 vaccination. Recipients should not be currently infected with or have had a known recent exposure to an individual infected with SARS-CoV-2.

The distribution and advertising conditions set forth in our EUA limit our market opportunities and restrict how we can commercialize PEMGARDA. For example, according to our EUA, among other requirements, all descriptive printed matter, advertising, and promotional materials relating to the emergency use of PEMGARDA under the EUA must be consistent with the authorized labeling and other terms set forth in the EUA and such materials must be tailored to the intended audience, not take the form of reminder advertisements or reminder labeling, and be accompanied by authorized labeling under certain circumstances. In addition, according to our EUA, printed matter, advertising, and promotional materials relating to the emergency use of PEMGARDA must provide accurate descriptions of safety results and efficacy results on a clinical endpoint(s) or surrogate endpoint(s) from the clinical trial(s) summarized in the authorized labeling, including any limitations of the clinical trial data as described in the authorized labeling, and contain certain clear and conspicuous statements regarding the emergency use authorization. In addition, the PEMGARDA Fact Sheet for Healthcare Providers includes a boxed warning for anaphylaxis. If the FDA’s policies and guidance change unexpectedly and/or materially or if we misinterpret them, potential sales of PEMGARDA could be adversely impacted.

In addition, the FDA would be required to revoke our existing or any future EUA if HHS determines that emergency use is no longer warranted. The FDA may also revoke our existing or any future EUA if new evidence becomes available that indicates that PEMGARDA is not as safe, effective, or reliable as the data provided in the EUA request. For example, the FDA may revise or revoke the EUA for PEMGARDA based on changes in circulating SARS-CoV-2 variants and a reduction in neutralizing activity or effectiveness of PEMGARDA against such variants. We cannot predict how long our EUA will remain effective, and we may not receive advance notice from the FDA regarding revocation of our EUA. The termination or revocation of our existing EUA for PEMGARDA would cause us to cease our commercialization efforts until and if we have obtained approval from the FDA through another regulatory pathway and would adversely impact our business, financial condition and results of operations.

Additionally, changes in FDA policies, guidance, and requirements for the submission of an EUA request may delay authorization of any additional emergency uses for PEMGARDA. Further, given the high volume of EUA requests received by the FDA and other factors due to the COVID-19 pandemic, including any disruptions in the FDA’s normal operations, the FDA’s review of an amended or additional EUA request may be significantly delayed. The FDA may not grant an EUA for additional emergency uses of PEMGARDA on a timely basis or at all, which could harm our future business prospects.

Even if any of our product candidates receive authorization or approval, such as PEMGARDA, they may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, due to the product profile, reimbursement dynamics or other reasons.

If any of our product candidates receive authorization or approval, such as PEMGARDA, which received an EUA from the FDA in March 2024, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community, due to the product profile, reimbursement dynamics or other reasons. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant revenue and we may not become profitable. The degree of market acceptance of our product candidates, if authorized or approved for sale, including PEMGARDA, will depend on a number of factors, including:

•
the efficacy, safety and potential advantages compared to alternative treatments, including oral, intramuscular (IM) and intravenous (IV) options;
•
our ability to offer our products for sale at competitive prices;
•
the convenience and ease of administration compared to alternative treatments;
•
product labeling or product insert requirements of the FDA or other foreign regulatory authorities, including any limitations or warnings contained in a product’s approved labeling, including any boxed warning (such as the boxed warning for anaphylaxis for PEMGARDA) or REMS;
•
whether we are required by the FDA or other regulatory authorities to conduct additional clinical trials or to modify the design of our current trials to support the initial or continued authorization or approval of a product candidate;
•
the willingness of the target patient population to try new treatments and of physicians to prescribe these treatments;
•
our ability to hire and retain a sales force in the U.S.;
•
the strength of marketing and distribution support;
•
the availability of third-party coverage and adequate reimbursement for any product candidates, once authorized or approved;
•
the prevalence and severity of any side effects, such as anaphylaxis for which PEMGARDA received a boxed warning;
•
any restrictions on the use of our products together with other medications or requirements that our products be used in combination with other products; and
•
the ability to be effective against emerging variants as a monotherapy or combination therapy.

Even though we have received an EUA for PEMGARDA, it may not gain broad market acceptance among physicians, healthcare payors and others in the medical community. The commercial success of PEMGARDA is dependent upon physicians, healthcare providers and patients adopting PEMGARDA, which will be informed, in part, by the cost, convenience, safety and efficacy of PEMGARDA. The efficacy of PEMGARDA could be negatively impacted by novel strains of SARS-CoV-2 with genetic variations from viral mutation over time.

If we are unable to build and maintain sales, marketing and distribution capabilities for PEMGARDA or any other product candidate that may receive regulatory authorization or approval, we may not be successful in commercializing PEMGARDA or such other product candidates if and when they are authorized or approved.

We will need to build and maintain a commercial infrastructure to support the anticipated marketing and distribution of our product candidates, which we will need to achieve commercial success for PEMGARDA and any other product candidate for which we may obtain authorization or marketing approval. To support the commercialization of PEMGARDA, we have directly hired key leaders for our sales, marketing, market access, and medical affairs teams, and we are leveraging contract organizations for certain field-based roles. There are risks involved with establishing our commercial infrastructure. For example, the establishment of our own commercial team and/or the hiring and training of a contract sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we develop a commercial team and/or hire a contract sales force to establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to develop and maintain our commercialization capabilities include:

•
our inability or the inability of a contract organization to recruit, train and retain adequate numbers of effective sales and marketing personnel;
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

To the extent that we rely on third parties to perform sales, marketing or distribution services, such as our leveraging of contract organizations for certain field-based roles for the commercialization of PEMGARDA, our revenue and our profitability, if any, are likely to be lower than if we had developed such capabilities ourselves. In addition, we likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

We began commercializing PEMGARDA after we received an EUA from the FDA in March 2024. As a result, we have only limited experience marketing our product candidates. Our financial condition and results of operations are and will continue to be highly dependent on the ability of our marketing function to adequately promote PEMGARDA for appropriate patients in a manner that complies with applicable laws and regulations.

A key element of our business strategy is the continued expansion of our marketing infrastructure and building brand awareness. As we increase our marketing efforts in connection with the expansion of PEMGARDA sales, we will need to further expand the reach of our marketing networks. Our future success will depend largely on our ability to continue to hire, train, retain and motivate a skilled marketing workforce, directly or through contract organizations, with significant industry-specific knowledge in various areas, including healthcare, prophylactic treatments, complex biologics, and applicable laws and regulations.

If we are unable to expand our marketing capabilities, we may not be able to effectively commercialize PEMGARDA. Relatedly, if any of our marketing platforms significantly increase their advertising fees, our ability to expand our marketing reach will be greatly impeded. Any such failure could adversely affect our reputation, revenue, and results of operations.

The affected populations for our product candidates, including PEMGARDA, may be smaller than we or third parties currently project, which may affect the addressable markets for our product candidates.

Our mission is to deliver antibody-based therapies that protect vulnerable people from the consequences of viral threats, beginning with COVID-19. In considering the market potential for our product candidates, our projections of the number of immunocompromised people in the U.S. who may not adequately respond to COVID-19 vaccination and the estimated U.S. total addressable market for our mAb candidates for the pre-exposure prophylaxis of COVID-19 are estimates based on

Invivyd-sponsored market research and our internal analysis. The number of immunocompromised people in the U.S. who may not adequately respond to COVID-19 vaccination and the estimated U.S. total addressable market for our mAb candidates for the pre-exposure prophylaxis of COVID-19 may turn out to be lower than expected, and patients may not be amenable to our product candidates or may become increasingly difficult to identify and access, all of which would adversely affect our financial condition, results of operations and prospects. Further, even if we obtain authorization or approval for our product candidates, the FDA or other regulators may limit their authorized or approved indications to more narrow uses or subpopulations within the populations for which we are targeting development of our product candidates.

A decline, or a widespread perception of a decline, in the spread or severity of COVID-19, including disease due to variants with relative or absolute resistance to other products, or an increase in available alternative therapies for or widespread immunity to COVID-19, could reduce the total addressable market for our product candidates targeting COVID-19. Similarly, if new SARS-CoV-2 variants are less impacted by our product candidates and their mechanism of action than expected and such variants become more prevalent, the number of patients that we will be able to successfully treat with our product candidates, if authorized or approved, such as PEMGARDA, will be decreased.

The total addressable market opportunity for our product candidates, including PEMGARDA, will ultimately depend upon a number of factors, including the diagnosis and treatment criteria included on the final label, if authorized or approved for sale in specified indications, acceptance by the medical community, patient access, and product pricing and reimbursement. Incidence and prevalence estimates are frequently based on information and assumptions that are not exact and may not be appropriate, and the methodology is forward-looking and speculative. The process we have used in developing an estimated total addressable market has involved using a third party to model the number of people at high risk for severe COVID-19 based on a combination of different data sets, such as the incidence and prevalence of different medical conditions based on primary literature, the portion of patients who are receiving immunosuppressants based on claims data, and interviews/surveys with health care professionals. Accordingly, these estimates included in this filing may turn out to be inaccurate. Further, the data and statistical information used in this Annual Report on Form 10-K, and in our other filings with the SEC, including estimates derived from them, may differ from information and estimates made by our competitors or from current or future studies conducted by independent sources.

Any revenue we are able to generate from product sales will be dependent, in part, upon the size of the market in the U.S. (and any other jurisdiction for which we may in the future obtain an EUA or similar authorization or obtain regulatory approval and have commercial rights) and our ability to meet the market demand. If the markets or patient subsets that we are targeting are not as significant as we estimate, or if we do not have sufficient supply to meet the market demand, we may not generate significant revenues from sales of such products, even if authorized or approved.

Off-label use or misuse of our products may harm our reputation in the marketplace, result in injuries that lead to costly product liability suits, and/or subject us to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with any product.

If our product candidates are authorized or approved by the FDA or comparable foreign regulatory authorities, we may only promote or market our products for their specifically approved indications. We will train our marketing and sales force against promoting our products for uses outside of the approved indications for use, known as “off-label uses.” We cannot, however, prevent a physician from using our products off-label. Furthermore, the use of our products for indications other than those authorized or approved by the FDA or comparable foreign regulatory authorities, may not effectively treat such conditions. Any such off-label use of our products could harm our reputation in the marketplace among physicians and patients. There may also be increased risk of injury to patients if physicians attempt to use our products for uses for which they are not authorized or approved, which could lead to product liability suits that might require significant financial and management resources and that could harm our reputation.

Advertising and promotion of any product candidate that obtains authorization or approval in the U.S. will be heavily scrutinized by the FDA, the FTC, the Department of Justice (the “DOJ”), the Office of Inspector General of HHS, state attorneys general, members of the U.S. Congress, and the public. Additionally, advertising and promotion of any product candidate that obtains approval outside of the U.S. will be heavily scrutinized by comparable foreign entities and stakeholders. Violations, including actual or alleged promotion of our products for unapproved or off-label uses, are subject to enforcement letters, inquiries, investigations, and civil and criminal sanctions by the FDA, DOJ or comparable foreign bodies. Any actual or alleged failure to comply with labeling and promotion requirements may result in fines, warning letters, mandates to correct information to healthcare practitioners, injunctions, or civil or criminal penalties.

The advertising and promotion of products in the European Union is subject to European Union Member States’ national laws implementing Titles VIII and VIIIa of Directive 2001/83/EC on the Community code relating to medicinal products for human use, Directive 2006/114/EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices, as well as other national legislation of individual European Union Member State governing the advertising and promotion of medicinal products. European Union Member States’ legislation may also restrict or impose limitations on the ability to advertise products directly to the general public. In addition, voluntary European Union and national Codes of Conduct provide guidelines on the advertising and promotion of products to the general public and may impose limitations on promotional activities with healthcare professionals. Any actual or alleged failure to comply with promotion requirements may result in fines, warning letters, injunctions, or civil or criminal penalties.

Our mAb product candidates may face significant competition from vaccines, antiviral agents and other therapeutics, including mAbs, for COVID-19 that are currently available or in development.

Many biotechnology and pharmaceutical companies are developing therapeutics for COVID-19 or vaccines against SARS-CoV-2, the virus that causes COVID-19. Many of these companies, which include large pharmaceutical companies, have greater resources for development and established commercialization capabilities. For example, the FDA has approved or granted EUA for several vaccines and therapeutics for the prevention or treatment of COVID-19 developed or marketed by other companies, many of which are large, established biotechnology and pharmaceutical companies. Many of these companies have also been successful in securing government funding to support research and development and/or manufacturing of their product candidates as well as government contracts to purchase their supply orders. Additional vaccines and therapeutics are in development by other pharmaceutical and biopharmaceutical companies. Given the products currently approved or authorized for use as well as those in development by others, any therapies we may develop could face significant competition. If any other company develops therapeutics more rapidly or effectively than we do, develops a therapeutic that becomes the standard of care, develops a therapeutic with a perceived superior risk-benefit profile or other perceived superior attributes such as mode of administration or dosing regimen, develops a therapeutic at a lower cost or is more successful at commercializing an approved therapeutic, we may not be able to successfully commercialize PEMGARDA or any other product candidate targeting COVID-19, even if authorized or approved, or compete with other therapeutics or vaccines, which could adversely impact our business and operations. For example, PEMGARDA has been authorized with a boxed warning for anaphylaxis, which could impede our ability to successfully market and commercialize PEMGARDA and our ability to compete successfully against our competitors.

Many of our existing or potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery, development and manufacture of product candidates, as well as in obtaining regulatory authorizations or approvals of those product candidates in the U.S. and in foreign countries. Our current and potential future competitors may also have significantly more experience commercializing drugs, particularly mAbs and other biological products, that have been authorized or approved for marketing. Furthermore, a number of our competitors have received government contracts to support research and development of their product candidates and supply orders. Mergers and acquisitions in the pharmaceutical and biotechnology industries could result in even more resources being concentrated among a small number of our competitors.

We will face competition from other drugs or from other non-drug products currently authorized, approved or that will be authorized or approved in the future for the prevention or treatment of diseases we intend to target. Therefore, our ability to compete successfully will depend largely on our ability to:

•
develop and commercialize drugs that are differentiated from products in the market;
•
demonstrate through our clinical trials that our product candidates are differentiated from existing and future therapies;
•
attract qualified scientific, product development and commercial personnel;
•
obtain patent or other proprietary protection for our medicines;
•
obtain and maintain required regulatory authorizations or approvals;
•
obtain placement in COVID-19 prevention and treatment guidelines from organizations such as the CDC, the WHO and the Infectious Diseases Society of America (the “IDSA”);
•
obtain coverage and adequate reimbursement from, and negotiate competitive pricing with, third-party payors;
•
manufacture sufficient supply to meet market demand; and
•
successfully collaborate with pharmaceutical companies in the discovery, development and commercialization of new medicines.

The availability of our competitors’ products could limit the demand and the price we are able to charge for any product candidate we develop, including PEMGARDA. The inability to compete with existing or subsequently introduced drugs would have an adverse impact on our business, financial condition and prospects. In addition, the reimbursement structure of authorized or approved mAbs by other companies could impact the anticipated reimbursement structure of our mAbs, if authorized or approved, and our business, financial condition, results of operations and prospects.

Additionally, government entities, such as the CDC, the WHO and non-government professional societies, such as the IDSA, may produce treatment and/or prevention guidelines for COVID-19, including the use of mAbs for these indications. However, our mAbs, even if authorized or approved, may fail to be added to such guidelines or receive poor positioning within such guidelines, which may instead recommend products of our competitors.

Established pharmaceutical companies may invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make our product candidates less competitive. In addition, any new product that competes with an authorized or approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. Accordingly, our competitors may succeed in obtaining patent protection, discovering, developing, receiving authorization or approval for, or commercializing, drugs before we do, which would have an adverse impact on our business and results of operations.

The success of our product candidates will depend significantly on coverage and adequate reimbursement or the willingness of patients to pay for these therapies.

We believe our success depends on obtaining and maintaining coverage and adequate reimbursement for our product candidates, including PEMGARDA, and the extent to which patients will be willing to pay out-of-pocket for such products, in the absence of reimbursement for all or part of the cost. In the U.S. and in other countries, patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. The availability of coverage and adequacy of reimbursement for our products by third-party payors, including government healthcare programs (e.g., Medicare, Medicaid, TRICARE), managed care providers, private health insurers, health maintenance organizations, and other organizations is essential for most patients to be able to afford medical services and pharmaceutical products such as our product candidates. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a payor-by-payor basis. One payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage, and adequate reimbursement. In the U.S., the principal decisions about Medicare reimbursement for new medicines are typically made by CMS, an agency within HHS. CMS decides whether and to what extent products will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. CMS has published in the Calendar Year Physician Fee Schedule a final rule that all COVID-19 mAbs for pre-exposure prophylaxis of COVID-19 and their administration will be covered and reimbursed under the Part B preventative vaccine benefit. CMS has not communicated a timeline for publishing this information following the granting of any EUAs by the FDA for such products. A significant delay in publication of product specific billing codes and their payment rates could impact initial prescription rates by providers and patients.

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

Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that a product is safe, effective and medically necessary; appropriate for the specific patient; cost-effective; supported by peer-reviewed medical journals; included in clinical practice guidelines; and neither cosmetic, experimental nor investigational. Government entities, such as the CDC, the WHO and non-government professional societies, such as the IDSA, may produce treatment and/or prevention guidelines for the prevention and treatment of COVID-19, including guidance regarding the use of mAbs in these indications. If our product candidates, to the extent authorized or approved, fail to be added to these guidelines, or if they receive poor positioning within these guidelines, payors and other customers may be less inclined to add any such product candidate to their formularies, significantly reducing demand for such product candidate, if approved.

Further, increasing efforts by third-party payors in the U.S. and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates, if approved. In order to secure coverage and reimbursement for any product that might be authorized or approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA or comparable regulatory authorizations or approvals. Additionally, we may also need to provide discounts to purchasers, private health plans or government healthcare programs. Our product candidates may nonetheless not be considered medically necessary or cost-effective. If third-party payors do not consider a product to be cost-effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its product at a profit. We expect to experience pricing pressures from third-party payors in connection with the potential sale of any of our product candidates. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product and also have a material adverse effect on sales.

Foreign governments also have their own healthcare reimbursement systems, which vary significantly by country and region, and we cannot be sure that coverage and adequate reimbursement will be made available with respect to the treatments in which our products are used under any foreign reimbursement system, to the extent any of our product candidates are authorized or approved outside of the U.S. For example, in many countries in the European Union, procedures to obtain price approvals, coverage and reimbursement can take considerable time after the receipt of marketing authorization. Many European countries periodically review their reimbursement of medicinal products, which could have an adverse impact on reimbursement status. In addition, we expect that legislators, policymakers and healthcare insurance funds in the European Union member states will continue to propose and implement cost-containing measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative to branded products, and/or branded products available through parallel import to keep healthcare costs down. Moreover, in order to obtain reimbursement for products in some European countries, including some European Union member states, data comparing the cost-effectiveness of products to other available therapies may be required. Health Technology Assessment (“HTA”) of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some European Union member states, including those representing the larger markets. The HTA process, which is currently governed by national laws in each European Union member state, is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual European Union member states. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between European Union member states, although the HTA Regulation which aims to harmonize the clinical benefit assessment of HTA across the European Union will apply beginning on January 12, 2025. If in the future we seek but are unable to obtain and then maintain favorable pricing and reimbursement status in European Union member states that represent significant markets, our anticipated revenue from and growth prospects for products in the European Union could be negatively affected. If we experience setbacks or unforeseen difficulties in obtaining favorable pricing and reimbursement decisions, any planned launches in the affected European Union member states would be delayed, which could negatively impact any anticipated revenue from and growth prospects for relevant product candidates.

There can be no assurance that PEMGARDA or any other product candidate, if authorized or approved for sale in the U.S. or in other countries, will be considered medically reasonable and necessary, that it will be considered cost-effective by third-party payors, that coverage or an adequate level of reimbursement will be available or that reimbursement policies and practices in the U.S. and in foreign countries where our products are sold will not adversely affect our ability to sell our product candidates profitably, if they are authorized or approved for sale.

Any product candidates for which we determine to seek approval as biological products may face biosimilar competition sooner than anticipated.

In the future, if we determine to pursue and we are successful in achieving regulatory approval to commercialize any biological product candidate that we develop, such approved product may face competition from biosimilar products. In the U.S., product candidates are regulated by the FDA as biological products subject to approval under the BLA pathway. The ACA includes a subtitle called the BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed by the FDA. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have an adverse effect on the future commercial prospects for biological products.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk as we sell any products that have been authorized or approved, such as PEMGARDA, which received an EUA from the FDA in March 2024. Side effects or adverse events known or reported to be associated with, or manufacturing defects in, the products sold by us could exacerbate a patient’s condition, or could result in serious injury or impairment or even death. For example, in the CANOPY clinical trial, the most common adverse events (all grades, incidence ≥2%) observed in participants who have moderate-to-severe immune compromise treated with PEMGARDA included systemic and local infusion-related or hypersensitivity reactions, upper respiratory tract infection, viral infection, influenza-like illness, fatigue, headache, and nausea. Anaphylaxis has been observed with PEMGARDA, and the PEMGARDA Fact Sheet for Healthcare Providers includes a boxed warning for anaphylaxis. This could result in product liability claims against us and/or recalls of one or more of our products. In many countries, including in European Union member states, national laws provide for strict (no-fault) liability which applies even where damages are caused both by a defect in a product and by the act or omission of a third party. If we cannot successfully defend ourselves against claims that our product candidates or drugs caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

Although we maintain product liability insurance coverage, such insurance may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials or commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Our business and operations would suffer in the event of computer system failures, cyberattacks or a deficiency in our or our CDMO’s, CROs’, contractors’, consultants’ or collaborators’ cybersecurity.

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

We cannot ensure that our data protection efforts and our investment in information technology, or the efforts or investments of our CDMO, CROs, consultants or other third parties with which we work, will prevent cybersecurity incidents that cause loss, destruction, unavailability, alteration, dissemination of, or damage or unauthorized access to, our data, including personal data, assets and other data processed or maintained on our behalf, that could have a material adverse effect upon our reputation, business, operations or financial condition. We rely on third parties to manufacture, package and label our product candidates, and any data breaches or other security events relating to their information systems, or the information systems of other business partners, could also have a material adverse effect on our business. Controls employed by our information technology department and our CDMO, CROs, consultants and other third parties could prove inadequate, and our ability to monitor such third parties’ data security practices is limited. Due to applicable laws, rules, regulations and standards or contractual obligations, we may be held responsible for information security failures or cybersecurity incidents attributed to our third-party service providers as they relate to the information we share with them.

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

We maintain a large quantity of sensitive information, including confidential business and personal information in connection with the conduct of our clinical trials and related to our employees, and we are subject to laws and regulations governing the privacy and security of such information. In the U.S., there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws and federal and state consumer protection laws. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues, which may affect our business and is expected to increase our compliance costs and exposure to liability. In the U.S., numerous federal and state laws and regulations could apply to our operations or the operations of our partners, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws and regulations, including Section 5 of the Federal Trade Commission Act (“FTC Act”), that govern the collection, use, disclosure and protection of health-related and other personal information. In addition, we may obtain health information from third parties, including research institutions from which we obtain clinical trial data, that are subject to privacy and security requirements under the federal Health Insurance Portability and Accountability Act (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act, and the regulations promulgated thereunder. HIPAA imposes privacy and security obligations on covered entity health care providers, health plans, and health care clearinghouses, as well as their “business associates” (i.e., certain persons or entities that create, receive, maintain, or transmit protected health information in connection with providing a specified service or performing a function for or on behalf of a covered entity). Depending on the facts and circumstances, we could be subject to significant penalties if we, our affiliates, or our agents knowingly receive individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

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

In Europe, the GDPR governs the collection, use, disclosure, transfer or other processing of personal data of individuals within the European Economic Area (“EEA”), including clinical trial data. Among other things, the GDPR imposes requirements regarding the security of personal data and notification of data breaches to the competent national data processing authorities, requires having lawful bases on which personal data can be processed and includes notice and consent requirements which may apply to clinical trial subjects and investigators. The GDPR imposes substantial fines for breaches and violations (for the most serious breaches of up to the greater of €20 million or 4% of annual global turnover) and confers the right for data subjects to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR increases the scrutiny of transfers of personal data from the EEA, including the European Union, United Kingdom and Switzerland, to other jurisdictions that the European Commission/United Kingdom Secretary of State, as applicable, does not recognize as having “adequate” data protection laws. While, previously, United States companies could rely on self-certification to the EU-U.S. and Swiss-U.S. Privacy Shield frameworks administered by the United States Department of Commerce as one of these safeguards to legitimize transfers from the European Union and Switzerland to the United States, this has been invalidated by the Court of Justice of the European Union (the “CJEU”). The CJEU found that the Standard Contractual Clauses (“SCCs”), one of the primary safeguards for legitimizing data transfers, were valid in principle, but placed obligations on the parties entering into them including to verify whether an adequate level of protection is provided in the recipient jurisdiction, and whether additional measures are required to bring the level of protection in line with European Union standards. Following this decision, the European Data Protection Board issued guidance on how organizations should approach international data transfers of GDPR-covered personal data, including the supplemental measures companies can adopt to help protect against overarching surveillance outside of the European Union. In June 2021, the European Commission adopted a new set of SCCs aimed at enabling lawful transfers of personal data to non-adequate countries outside the EEA, the deadline for the adoption of which was December 27, 2022. There are also recent developments regarding data transfers in the United Kingdom, which formally approved two mechanisms for transferring United Kingdom-data overseas and that came into effect on March 21, 2022. The United Kingdom Information Commissioner’s Office also issued guidance on how to approach undertaking risk assessments for transfers of United Kingdom- data to non-adequate countries outside the United Kingdom. With respect to the United States, on July 10, 2023, the European Commission adopted its adequacy decision for the EU-US Data Privacy Framework, providing for personal data to flow freely from the European Union to United States-based companies that participate in the Data Privacy Framework. The adequacy decision followed the adoption by United States President Biden of an executive order as well as regulation issued by the United States Attorney General.

A lack of valid transfer mechanisms for GDPR-covered data could increase exposure to enforcement actions as described above and may affect our business operations and require commercial cost (including potentially limiting our ability to collaborate/work with certain third parties and/or requiring an increase in our data processing capabilities in the European Union and United Kingdom). Further, the European Union and United Kingdom data protection laws (including laws on data transfers as set out above) may also be updated/revised, accompanied by new guidance and/or judicial/regulatory interpretations, which could entail further impacts on our compliance efforts and increased cost.

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

In addition, states are constantly adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example, the California Consumer Privacy Act (“CCPA”) took effect on January 1, 2020 and was later amended by the California Privacy Rights Act (“CPRA”). The CPRA went into effect on January 1, 2023. The CCPA, as amended, gives California residents expanded rights, including to access, correct and delete their personal information and to opt-out of certain personal information disclosures, including sales of their personal information and use for cross-context behavioral advertising purposes. It also requires covered companies to provide disclosures to California consumers and includes new audit requirements for higher risk data and opt-out rights for certain uses of sensitive data. The CPRA also created a new California data protection agency authorized to issue substantive regulations which could result in increased privacy and information security enforcement. The agency continues to draft and propose implementing regulations for the CPRA. The lack of certainty regarding the final state of these regulations could result in significant compliance costs. The amended CCPA provides for civil penalties for violations, as well as a private right of action for data breaches of certain types of data that is expected to increase data breach litigation. Although the CCPA currently exempts certain health-related information, including clinical trial data, the amended CCPA may increase our compliance costs and potential liability. Similar state consumer protection laws have passed in other states. Such laws, including those in Colorado, Connecticut, Utah and Virginia, went into effect during 2023 and have potentially conflicting requirements that would make compliance challenging and present legal risk. Other states, such as Indiana, Iowa, Montana, and Texas have implemented similar laws which could result in significant compliance costs.

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

We also expect to rely on other third parties to label, package, store and distribute product supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval or authorization of our product candidates or commercialization of our products, producing additional losses and depriving us of potential revenue.

We intend to rely on third parties to manufacture, test, label, package, store and distribute clinical and commercial supplies of our product candidates.

We are currently manufacturing, testing, labeling, packaging, storing and distributing our product candidates in partnership with third-party contractors. We do not own or operate any facilities for product manufacturing, testing, labeling, packaging, or storage. We are dependent on third parties to manufacture, test, label, package, store, and distribute the clinical and commercial supplies of our current and any future product candidates. We have established a relationship with WuXi Biologics as our CDMO to manufacture our product candidates for clinical and commercial supply.

The facilities used by our third-party contractors to manufacture and test our product candidates may be inspected by the FDA after we submit an EUA or a BLA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our CDMO for compliance with the cGMP requirements. If our CDMO cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, we will not be able to secure and/or maintain regulatory authorization or approval for our product candidates. In addition, we have limited control over the ability of our CDMO to maintain adequate quality control, quality assurance and qualified personnel, including their ability to adequately separate products within their multi-product manufacturing facilities to prevent cross-contamination. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which could significantly impact our ability to timely develop, obtain regulatory authorization or approval for or market our product candidates, if authorized or approved. If we are not able to meet market demand for any authorized or approved product or if we are not able to produce supply at low enough costs, it would negatively impact our ability to generate revenue, harm our reputation, and could have an adverse effect on our business, financial condition, results of operations and prospects.

We have engaged WuXi Biologics for development and generation of the production cell line starting material manufacturing for our product candidates. The cell line expression technology used to generate the cell line is a licensed technology. Only high-level information identifying the general nature of the control elements in the expression vector has been provided to us. Details of the expression technology have not been provided, nor has there been sufficient information provided to enable a freedom-to-operate assessment of the expression technology.

In addition, we currently rely on WuXi Biologics’ China-based facilities for clinical supply and commercial supply. We will likely continue to rely on foreign CDMOs in the future. Foreign CDMOs may be subject to trade restrictions and other foreign regulatory requirements, which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material, or delay or prevent the shipment of material out of the foreign country to the U.S. Additionally, the biopharmaceutical industry in particular in China is strictly regulated by the Chinese government. Changes to Chinese regulations affecting biopharmaceutical companies are unpredictable and may have a material adverse effect on our partnerships in China, which could have an adverse effect on our business, financial condition, results of operations and prospects. Foreign CDMOs may also be the subject of U.S. legislation. For example, in late-2023 and early-2024, there was congressional activity, including the introduction of the BIOSECURE Act (H.R. 7085) in the House of Representatives and a substantially similar Senate bill (S.3558), which discourage contracting with Chinese biotechnology companies, and specifically WuXi Apptec and its subsidiaries on the development or manufacturing of pharmaceutical products. If this legislation became law, or if a similar law were passed, it would have the potential to severely restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies “of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. It is possible some of our contractual counterparties, including WuXi Biologics, could be impacted by the legislation described above. If WuXi Biologics or any of the other third parties that we engage to supply any materials or manufacture products for our preclinical tests and clinical trials should cease to continue to do so for any reason, we could experience delays in advancing these tests and trials while we identify and qualify replacement suppliers or manufacturers and we may be unable to obtain replacement supplies on terms that are favorable to us, or at all. In addition, if we are not able to obtain adequate supplies of our products or product candidates or the substances used to manufacture them, it will be more difficult for us to develop our product candidates, commercialize our products and compete effectively.

Further, our reliance on third parties for manufacturing, testing, labeling, packaging and storing our product candidates entails risks to which we would not be subject if we manufactured, tested, labeled, packaged and stored our product candidates ourselves, including:

•
inability to access sufficient manufacturing capacity on desired timelines;
•
inability of a third-party manufacturer to execute our manufacturing procedures and other logistical support requirements appropriately;
•
inability to negotiate additional manufacturing agreements with third parties under commercially reasonable terms, if at all;
•
breach, termination or nonrenewal of manufacturing agreements in a manner or at a time that is costly or damaging to us;
•
lack of ownership of the intellectual property rights in any improvements made by a third-party manufacturer in the manufacturing process for our product candidates;
•
a third-party manufacturer may gain knowledge from working with us that could be used to supply one of our competitors with a product that competes with ours; and
•
disruptions to operations of a third-party manufacturer or suppliers by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier.

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

Any of these events could lead to clinical trial delays or failure to obtain or maintain regulatory authorization or approval or impact our ability to successfully commercialize our product candidates, if authorized or approved. Some of these events could be the basis for FDA action, including injunction, request for recall, seizure or total or partial suspension of production.

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

We are party to the Adimab Assignment Agreement with Adimab, under which Adimab has assigned to us its rights, title and interest in and to certain of its coronavirus-specific antibodies, including modified or derivative forms thereof, and related intellectual property. Pursuant to the Adimab Assignment Agreement, Adimab additionally granted us a non-exclusive, worldwide, royalty-bearing sublicensable license to certain of its platform patents and technology for the development, manufacture and commercialization of the CoV Antibodies and pharmaceutical products containing or comprising one or more

CoV Antibodies for all indications and uses, with the exception of certain diagnostic uses and use as a research reagent. Under the Adimab Assignment Agreement, we are obligated to use commercially reasonable efforts to achieve specified development and regulatory milestones for subject products in certain major markets and to commercialize a subject product in any country in which we obtain marketing approval. This agreement additionally contains obligations that require us to make payments in the event certain milestone events are achieved and royalty payments on net sales of any subject products, in accordance with the Adimab Assignment Agreement, beginning upon the first commercial sale of a subject product in accordance with the Adimab Assignment Agreement, on a product-by-product and country-by-country basis, for a period ending on the later of (i) 12 years after the first commercial sale of such product in such country and (ii) the expiration of the last valid claim of a patent covering such product in such country.

We are also party to the Adimab Collaboration Agreement with Adimab for the discovery and optimization of proprietary antibodies as potential therapeutic product candidates. Under the Adimab Collaboration Agreement, we could collaborate with Adimab on research programs for a specified number of targets selected by us within a specified time period. Under the Adimab Collaboration Agreement, Adimab granted us a worldwide, non-exclusive license to certain of its platform patents and technology and antibody patents to perform our responsibilities during the Evaluation Term. In addition, we granted Adimab a license to certain of our patents and intellectual property solely to perform Adimab’s responsibilities under the research plans. Under the Adimab Collaboration Agreement, we have an exclusive option, on a program-by-program basis, to obtain licenses and assignments to commercialize selected products containing or comprising antibodies directed against the applicable target, which option may be exercised upon the payment of a specified option fee for each program. Upon our exercise of an option, Adimab will assign us all right, title and interest in the antibodies of the optioned research program and will grant us a worldwide, royalty-free, fully paid-up, non-exclusive, sublicensable license under the Adimab platform technology for the development, manufacture and commercialization of the antibodies for which we have exercised our options and products containing or comprising those antibodies. We are obligated to use commercially reasonable efforts to develop, seek marketing approval for, and commercialize one product that contains an antibody discovered in each optioned research program. The Adimab Collaboration Agreement additionally contains obligations that require us to make payments in the event certain milestone events are achieved and royalty payments on net sales of subject products, in accordance with the Adimab Collaboration Agreement, on a product-by-product and country-by-country basis, for a period ending on the later of (i) 12 years after the first commercial sale of such product in such country and (ii) the expiration of the last valid claim of any patent claiming composition of matter or method of making or using any antibody identified or optimized under the Adimab Collaboration Agreement in such country.

We are also party to the Adimab Platform Transfer Agreement with Adimab under which we were granted the right under certain intellectual property of Adimab to practice certain elements of Adimab’s platform technology, including B-cell cloning using Adimab’s proprietary yeast cell lines and other antibody optimization libraries, trade secrets, protocols and software of Adimab, to discover, engineer and optimize antibodies. We do not have access to Adimab’s proprietary discovery libraries. We were also granted the right under certain intellectual property of Adimab to research, develop, make, sell and exploit such antibodies and products containing such antibodies. The Adimab platform has been transferred to us in accordance with the terms of the Adimab Platform Transfer Agreement. During the first four years of the Adimab Platform Transfer Agreement, we owe a fixed annual fee to Adimab, which allows us to receive material improvements to the platform technology, including materially improved antibody optimization libraries, updates that provide new functionality to the platform, and software upgrades, from Adimab through June 2027. After such time, until June 2042, unless terminated earlier, we have the option to receive additional material improvements to the platform technology from Adimab, subject to a commercially reasonable fee to be negotiated by the parties. The Adimab Platform Transfer Agreement also contains obligations that require us to make payments to Adimab in the event certain specified development and regulatory milestone events are achieved and royalty payments on net sales of subject products, in accordance with the Adimab Platform Transfer Agreement, on a product-by-product and country-by-country basis, for a period ending on the later of (i) 12 years after the first commercial sale of such product in such country and (ii) the expiration of the last valid claim of a program antibody patent for covering the program antibody contained in such product in such country.

While we are building our internal capabilities in order to discover and develop mAb candidates, our business continues to be reliant upon the intellectual property rights assigned and licensed to us under the Adimab Assignment Agreement, the Adimab Collaboration Agreement and the Adimab Platform Transfer Agreement. If we materially breach the Adimab Assignment Agreement, the Adimab Collaboration Agreement or the Adimab Platform Transfer Agreement, our licenses under the Adimab Assignment Agreement, the Adimab Collaboration Agreement and the Adimab Platform Transfer Agreement can be terminated, we can be required to return to Adimab the assigned patent rights and any patents or patent applications that claim priority to such patents, our rights to develop and commercialize our product candidates will be adversely affected, and we could be found liable for substantial monetary damages. If the Adimab Assignment Agreement, the Adimab Collaboration Agreement or the Adimab Platform Transfer Agreement is terminated as a result of our breach or otherwise, our business and prospects will be materially and adversely affected.

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

As one example, in Europe, a new unitary patent system became effective in June 2023, which may significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (“UPC”). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

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

We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the U.S. and abroad that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction. For example, WuXi Biologics has provided only high-level information to us identifying the general nature of the licensed control elements in the expression vector used in the production cell line starting material for product manufacturing. Details of the expression technology have not been provided, nor has there been sufficient information provided to enable a freedom-to-operate assessment of the expression technology. We therefore cannot be sure that we have licensed all intellectual property rights that are relevant to or necessary for the commercialization of our product candidates, and a third party may claim that our development or commercialization of our product candidates infringes its intellectual property rights. We could be required to acquire or obtain a license to such intellectual property from such third parties, and we may be unable to do so on commercially reasonable terms or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights, we may be required to redesign our manufacturing process for our product candidates, which may not be feasible on a technical or commercial basis in a timely manner, and we may have to delay or abandon development of our product candidates, which could have a material adverse effect on our business.

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

We cannot provide any assurance that our product candidates do not infringe, misappropriate or otherwise violate other parties’ patents, trademarks, or other proprietary rights, and competitors or other parties may assert that we infringe, misappropriate or otherwise violate their proprietary rights in any event. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates, including oppositions, interference proceedings, reexaminations, post-grant review, inter partes review, or derivation proceedings before the USPTO in the U.S. or any equivalent regulatory authority in other countries. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could have a negative impact on our ability to commercialize our product candidates. In order to successfully challenge the validity of any U.S. patents asserted against us in federal court, we would need to overcome a presumption of validity. As this burden is high and requires us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would agree with us and invalidate the claims of any such U.S. patent. Moreover, given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future.

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

We expect to rely on trademarks as one means to distinguish our product candidates, if approved for marketing, from the drugs of our competitors. We also expect to rely on trademarks to protect our company name. Once we select new trademarks and apply to register them, our trademark applications may not be approved. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. We currently have trademark applications pending in the U.S. and in certain foreign jurisdictions, but we have no issued trademark registrations in the U.S. Third parties may oppose or attempt to cancel our trademark applications or trademarks, or otherwise challenge our use of the trademarks. In October 2023, Ipsen Biopharm, LTD and its affiliates filed oppositions against our trademark applications for INVIVYD in the USPTO based on Ipsen’s registered trademark for the oncology drug ONIVYDE. Prior to that, in July 2023, Ipsen and its licensee Les Laboratoires Servier filed oppositions against our trademark applications for INVIVYD in Switzerland, United Kingdom, European Union, and Australia, likewise based on ONIVYDE. As of November 1, 2023, action has been suspended in all proceedings to allow for settlement negotiations. The outcome of these settlement negotiations or, in the alternative, the opposition proceedings, is uncertain.

If we are found to infringe the trademark rights of Ipsen, its licensee, or another third party, we could be forced to rebrand our company or our drugs, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. In the event such infringement is found to have caused commercial harm, we could be found liable for substantial monetary damages, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed the trademark at issue. Our competitors may infringe or otherwise violate our trademarks and we may not have adequate resources to enforce our trademarks. Over the long term, if we are unable to establish name recognition based on our trademarks, then we may not be able to compete effectively, and our competitive position, business, financial condition, results of operations and prospects may be significantly harmed. Moreover, any name we propose to use with our product candidates in the U.S. must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. Any of the foregoing events may have a material adverse effect on our business.

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

Risks Related to Legal and Regulatory Compliance Matters

We received an EUA for PEMGARDA, which the FDA would be required to revoke if HHS determines that emergency use is no longer warranted, which would adversely impact our ability to market PEMGARDA in the United States.

The FDA has the authority to grant an EUA to allow unapproved medical products to be used in an emergency to diagnose, treat or prevent serious or life-threatening diseases or conditions when there are no adequate, approved and available alternatives. On March 22, 2024, we received an EUA from the FDA for PEMGARDA for the pre-exposure prophylaxis (prevention) of COVID-19 in adults and adolescents (12 years of age and older weighing at least 40 kg) who have moderate-to-severe immune compromise due to certain medical conditions or receipt of certain immunosuppressive medications or treatments and are unlikely to mount an adequate immune response to COVID-19 vaccination. Recipients should not be currently infected with or have had a known recent exposure to an individual infected with SARS-CoV-2.

The emergency use of PEMGARDA is only authorized for the duration of the declaration that circumstances exist justifying the authorization of the emergency use of drugs and biological products during the COVID-19 pandemic under Section 564(b)(1) of the FDCA, unless the declaration is terminated or authorization revoked sooner. Because the FDA is required to revoke an EUA if HHS determines that emergency use is no longer warranted, we cannot predict how long our EUA for PEMGARDA will remain in place. If the FDA terminates or revokes our EUA for PEMGARDA prior to us having pursued and received regulatory approval to commercialize PEMGARDA through a traditional approval pathway, we would be required to cease our commercialization efforts, which would substantially and negatively impact our business.

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
•
the federal civil False Claims Act, which can be enforced by private citizens through civil whistleblower or qui tam actions, and which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment of government funds, including from Medicare, Medicaid and other government payors, that are false or fraudulent, or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or to avoid, decrease or conceal an obligation to pay money to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. federal government. Several pharmaceutical and other healthcare companies have been investigated and have reached substantial financial settlements with the federal government under the civil False Claims Act for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. The government may deem companies to have “caused” the submission of false or fraudulent claims by, for example, because of the companies’ marketing of products for unapproved, and thus non-reimbursable, uses. In addition, the government may assert that a claim, including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act;

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

Even if we obtain any regulatory authorization or approval for our product candidates, such as PEMGARDA, which received an EUA from the FDA in March 2024, they will be subject to ongoing regulatory requirements applicable to manufacturing, labeling, packaging, storage, advertising, promoting, sampling, record-keeping and submission of safety and other post-market information, among other things. For example, we will be required to immediately report any serious and unexpected adverse events and certain quality or production problems with our authorized or approved products to regulatory authorities along with other periodic reports. Any regulatory approvals that we receive for a product candidate may also be subject to a REMS, limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or requirements that we conduct potentially costly post-marketing testing and surveillance studies, including Phase 4 trials and surveillance to monitor the quality, safety and efficacy of the drug. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval. Additionally, the FDA has expected that companies that receive an EUA for COVID-19 antibodies will proceed to licensure of their products under a BLA, which, if required of us by the FDA with respect to any product candidate for which we receive an EUA, would be time-consuming and expensive.

Any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. We will also have to comply with requirements concerning advertising and promotion for our products, including any limitations on advertising and promotion for a product authorized under an EUA, such as PEMGARDA. Promotional communications with respect to prescription drug products are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we will not be allowed to promote our products for indications or uses for which they do not have authorization or approval, commonly known as off-label promotion. If one or more of our products were granted an EUA, such as PEMGARDA, there are additional limitations the FDA places upon manufacturers as to promotional communications and conditions the FDA imposes on manufacturers as to permissible form and substance and process for regulatory submission of promotional communications, which conditions are subject to change. If an EUA is granted, we will rely on the FDA or other applicable regulatory authority policies and guidance governing products authorized in this manner in connection with the marketing and sale of our product. If these policies and guidance change unexpectedly and/or materially or if we misinterpret them, potential sales of our product could be adversely impacted. Furthermore, the FDA may terminate an EUA, including our EUA for PEMGARDA, if safety issues or other concerns about our product, such as loss of neutralizing activity against dominant circulating SARS-CoV-2 variants, arise or if we fail to comply with the conditions of authorization. The holder of an approved BLA must submit new or supplemental applications and obtain prior approval for certain changes to the approved product, product labeling, or manufacturing process. A company that is found to have improperly promoted off-label uses of their products may be subject to significant civil, criminal and administrative penalties.

In addition, drug manufacturers are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP requirements and adherence to commitments made in an EUA, BLA or foreign marketing application. We need to monitor adverse events resulting from the use of our products candidates, as do the regulatory authorities, and we file periodic reports with the authorities concerning adverse events. The FDA, the competent authorities of the European Union Member States on behalf of the EMA, and the competent authorities of other European countries also periodically inspect records related to safety reporting. The EMA’s Pharmacovigilance Risk Assessment Committee may propose to the Committee for Medicinal Products for Human Use that a marketing authorization holder be required to take specific steps or advise that the existing marketing authorization be varied, suspended or revoked. If we, or a regulatory authority, discover previously unknown problems with a drug, such as adverse events of unanticipated severity or frequency, or problems with the facility where the drug is manufactured or if a regulatory authority disagrees with the promotion, marketing or labeling of that drug, a regulatory authority may impose restrictions relative to that drug, the manufacturing facility or us, including requesting a recall or requiring variation, suspension or withdrawal of marketing authorization, or suspension of manufacturing, or imposition of financial penalties or other enforcement measures.

If we fail to comply with applicable regulatory requirements following authorization or approval of a product candidate, a regulatory authority may:

•
issue an untitled letter or warning letter asserting that we are in violation of the law;
•
seek an injunction or impose administrative, civil or criminal penalties or monetary fines;
•
suspend or withdraw regulatory authorization or approval;
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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to successfully commercialize PEMGARDA or any future product candidates and harm our business, financial condition, results of operations and prospects.

Despite obtaining authorization under an EUA for PEMGARDA in the U.S., we may never obtain authorization or approval for or commercialize PEMGARDA or any other product candidate in any other jurisdiction, which would limit our ability to realize any of their full market potential.

In order to market any products in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. In addition, in order to distribute PEMGARDA or any other product candidates, if authorized or approved, we will need to secure and maintain required state licenses.

Authorization or approval by the FDA in the U.S. does not ensure authorization or approval by regulatory authorities in other countries or jurisdictions. However, the failure to obtain authorization or approval in one jurisdiction may negatively impact our ability to obtain authorization or approval elsewhere. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries.

Authorization and approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory authorization or approval could result in difficulties and increased costs for us and require additional preclinical studies or clinical trials which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We do not have any product candidates authorized or approved for sale in any jurisdiction other than PEMGARDA in the U.S. under an EUA, including in international markets, and we do not have experience in obtaining regulatory authorization or approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required authorizations or approvals, or if regulatory authorizations or approvals in international markets are delayed, our market opportunity will be reduced and our ability to realize the full market potential of any product we develop will be unrealized.

Healthcare legislative or regulatory reform measures may have a negative impact on our business and results of operations.

In the U.S. and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory authorization or approval of product candidates, restrict or regulate post-authorization or post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain regulatory authorization or approval.

Among policy makers and payors in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the U.S., the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. The ACA substantially changed the way healthcare is financed by both the government and private insurers and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things contains a number of provisions of particular import to the pharmaceutical and biotechnology industries, including, but not limited to, those governing enrollment in federal healthcare programs, a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs.

There have been judicial and congressional challenges to certain aspects of the ACA and its implementing regulations as well as efforts to modify them or alter their interpretation or implementation. While the U.S. Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Act included a provision that repealed the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and also eliminated the health insurer tax. Additional legislative changes, regulatory changes and judicial challenges related to the ACA remain possible, but the nature and extent of such potential changes or challenges are uncertain at this time. It is unclear how any efforts to modify, or invalidate the ACA, its implementing regulations, or portions thereof, and other reform measures that may be adopted in the future will affect our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the BBA and the Infrastructure Investment and Jobs Act, will remain in effect through 2031. Under current legislation, after a brief pause and reduction to 1% due to COVID-19, sequestration is currently set at 2% through the first 7 months of 2032. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, the American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, effective January 1, 2024. These laws may result in additional reductions in Medicare, Medicaid and other healthcare funding or otherwise have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

Additionally, there has been heightened governmental scrutiny in the U.S. of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the FDA concurrently released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. The Inflation Reduction Act of 2022 (the “IRA”), among other things, permits the U.S. Department of Health and Human Services to negotiate prescription drug prices with companies, subject to a specified cap, for Medicare units of a specified number of certain brand name drugs or biologics without generic or biosimilar competitors each year, with such prices first set to take effect starting in 2026 for such products reimbursed under Medicare Part D and in 2028 for products reimbursed under Medicare Part B. Failure to comply with requirements under the drug price negotiation program is subject to an excise tax and/or a civil monetary penalty. The IRA further makes several changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs, and a change in manufacturer liability under the program that could negatively affect the profitability of our product candidates. Failure to comply with requirements under the Part D benefit redesign is subject to a civil monetary penalty. The IRA also prohibits Medicare Part D plans from imposing cost-sharing for certain vaccines that are recommended by the Advisory Committee on Immunization Practices.

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

We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs. It is also possible that additional governmental action will be taken in response to the COVID-19 pandemic.

Any new regulations or guidance, or revisions or reinterpretations of existing regulations or guidance, may impose additional costs or lengthen FDA review times for our product candidates. We cannot determine how changes in regulations, statutes, policies or interpretations when and if issued, enacted or adopted, may affect our business in the future. Such changes could, among other things, require:

•
additional clinical trials to be conducted prior to obtaining authorization or approval;
•
changes to manufacturing methods;
•
recalls, replacements or discontinuance of one or more of our products, if authorized or approved; and
•
additional recordkeeping.

Such changes would likely require substantial time and impose significant costs, or could reduce the potential commercial value of our product candidates, and could materially harm our business and our financial results. In addition, delays in receipt of or failure to receive regulatory authorizations or approvals for our products would harm our business, financial condition and results of operations.

Risks Related to Employee Matters and Managing Our Growth

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the management, scientific, clinical, manufacturing, commercial, financial, legal and business development expertise of our executive officers. Each of our executive officers may currently terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or employees.

Recruiting and retaining qualified scientific, clinical, manufacturing, and commercialization personnel, including market access, marketing and sales personnel, are also critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory authorization or approval of, and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating and executing our development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. We also rely on contractors to support the sales, market access and medical affairs activities for commercialization and scientific exchange. If we are unable to continue to attract and retain high quality personnel and engage high quality contractors, our ability to pursue our growth strategy and achieve our business objectives will be limited.

Adimab owns a significant percentage of our common stock, will be able to exert significant influence over matters subject to stockholder approval and may have interests that conflict with those of our other stockholders.

Adimab is currently our largest stockholder and beneficially owns approximately 19.7% of the voting power of our outstanding common stock according to a Schedule 13D Amendment filed by Adimab on January 22, 2024, which reported ownership as of January 19, 2024. As such, Adimab has the ability to substantially influence us through this ownership position. For example, Adimab, acting together with a small number of our other large stockholders, will be able to control elections of directors, amendments of our organizational documents or approval of any merger, amalgamation, sale of assets or other major corporate transaction. Any transferees or successors of all or a significant portion of Adimab’s ownership in us will be able to exert a similar amount of influence over us through their ownership position.

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

We may expand our clinical development and regulatory capabilities and have implemented sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

Depending on our development progress, we may experience growth in the number of our employees and the scope of our operations, particularly in the areas of research and discovery, clinical product development, regulatory affairs, manufacturing and sales, marketing and distribution. To manage our future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit, train and retain qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit, train and retain such qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Our employees, independent contractors, consultants, collaborators, principal investigators, CROs, CDMO, suppliers and vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, consultants, collaborators, principal investigators, CROs, CDMO, suppliers and vendors may engage in misconduct, including intentional, reckless and/or negligent conduct that violates civil, criminal or administrative laws or regulations, including fraudulent conduct or other illegal activity. Misconduct by these parties could include conduct that violates FDA regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA, manufacturing standards, federal and state healthcare laws and regulations, and laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, including, without limitation, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations.

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

Our stock price may be volatile. Since the IPO and through March 12, 2024, our common stock has traded at prices ranging from $0.98 to $78.82 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

•
the commercial performance of PEMGARDA;
•
our ability to leverage our INVYMAB platform approach to timely identify, develop, obtain authorization or approval for, and commercialize mAbs on a perpetual basis that keeps pace with viral evolution;
•
the timing, progress and results of our clinical trials or the commencement, enrollment or results of any future clinical trials we may conduct, or changes in the development status of our product candidates;
•
the timing of our regulatory filings for our product candidates, and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s receipt and review of such filings, including without limitation the FDA’s declination to accept or review an EUA application submission or an issuance of a “refusal to file” letter or a request for additional information;
•
our ability to maintain our EUA for PEMGARDA, and the receipt of any additional or amended EUAs from the FDA for PEMGARDA and the timing thereof;
•
delays in or termination of clinical trials;
•
adverse regulatory decisions, including failure to receive regulatory authorization or approval of our product candidates;
•
serious safety concerns related to the use of PEMGARDA or any other product candidate;
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

In addition, in the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources from our business. For example, on January 31, 2023, a securities class action lawsuit captioned Brill v. Invivyd, Inc., et. al., Case No. 1:23-CV-10254-LTS, was filed against us and certain of our former officers in the U.S. District Court for the District of Massachusetts. The complaint, as amended, alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder on the basis of purportedly materially false and misleading statements and omissions concerning ADG20’s effectiveness against the Omicron variant of COVID-19. The complaint, as amended, seeks, among other things, unspecified damages, attorneys’ fees, expert fees, and other costs. We believe that we have strong defenses, and we intend to vigorously defend against this action. However, whether or not the claim is successful, litigation is often expensive and can divert management’s attention and resources from other business concerns, which could adversely affect our business. We may be the target of similar litigation in the future.

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

The trading market for our common stock is influenced by the research and reports that equity research analysts publish about us and our business. As a relatively new public company, we have only limited research coverage by equity research analysts. Equity research analysts may elect not to provide research coverage of our common stock, and such lack of research coverage may adversely affect the market price of our common stock. In the event we do have equity research analyst coverage, we will not have any control over the analysts or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.

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

Additionally, several of our large stockholders, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. On February 9, 2024, we filed a registration statement on Form S-3 to register an aggregate of up to 37,745,998 shares of our common stock held by holders with registration rights, including 30,921,286 issued and outstanding shares of our common stock and 6,824,712 shares of common stock issuable upon exercise of an outstanding common stock purchase warrant issued by us. Once such Form S-3 is declared effective by the SEC, such shares of common stock may be freely sold in the public market for so long as such Form S-3 remains effective, subject to the vesting and the exercise of the common stock purchase warrant with respect to the shares of common stock underlying such warrant. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

We are an “emerging growth company,” within the meaning of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the completion of the IPO. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues are $1.235 billion or more or we issue more than $1.0 billion of non-convertible debt in the previous three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to take advantage of exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K, and will remain a smaller reporting company so long as either of the following conditions are true – (i) the market value of our common stock held by non-affiliates is less than $250 million as of the end of that year’s second fiscal quarter, or (ii) our annual revenues are less than $100 million during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is less than $700 million as of the end of that year’s second fiscal quarter.

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

We have broad discretion in the use of our cash, cash equivalents and marketable securities, as applicable, including the net proceeds from our IPO and any sales of our common stock made under our Sales Agreement with Cantor.

We have broad discretion over the use of our cash, cash equivalents and marketable securities, as applicable, including the net proceeds from our IPO and any sales of our common stock made under Sales Agreement with Cantor. You may not agree with our decisions, and our use of the proceeds may not yield any return on your investment. Our failure to apply our cash, cash equivalents and marketable securities effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of our cash, cash equivalents and marketable securities. You will not have the opportunity to influence our decisions on how to use our cash, cash equivalents and marketable securities.

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

As a public company, we have incurred and, particularly after we are no longer an emerging growth company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will continue to incur costs associated with the Sarbanes-Oxley Act, and related rules implemented by the SEC and Nasdaq. The expenses generally incurred by public companies for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees, or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions, other regulatory action and potentially civil litigation.

We and certain of our former officers have been named as defendants in a pending securities class action lawsuit. This lawsuit, and potential similar or related lawsuits or investigations, could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our results of operations. This lawsuit, and any other lawsuits or investigations to which we are subject, will be costly to defend or comply with and are uncertain in their outcome.

On January 31, 2023, a securities class action lawsuit captioned Brill v. Invivyd, Inc., et. al., Case No. 1:23-CV-10254-LTS, was filed against us and certain of our former officers in the U.S. District Court for the District of Massachusetts. The complaint, as amended, alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder on the basis of purportedly materially false and misleading statements and omissions concerning ADG20’s effectiveness against the Omicron variant of COVID-19. The complaint, as amended, seeks, among other things, unspecified damages, attorneys’ fees, expert fees, and other costs.

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

Additionally, we received a request from the SEC, dated March 22, 2023, for documents and information concerning, among other matters, our testing and analysis of the efficacy of ADG20 against Omicron and other COVID-19 variants, our public statements regarding the potential use of ADG20 against the Omicron variant, and related communications with investors and the media. By letter dated August 9, 2023, the SEC notified us that the SEC had concluded its investigation and did not intend to recommend any action against us.

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

We have incurred substantial losses since inception and do not expect to become profitable in the near future, if ever. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any. As of December 31, 2023, we had U.S. federal net operating loss (“NOL”) carryforwards of $318.6 million, which may be available to reduce future taxable income and have an indefinite carryforward period but are limited in their usage to an annual deduction equal to 80% of annual taxable income. In addition, as of December 31, 2023, we had state NOL carryforwards of $153.8 million, which may be available to reduce future taxable income, of which $9.6 million have an indefinite carryforward period while the remaining $144.2 million begin to expire in 2032. As of December 31, 2023, we also had U.S. federal and state research and development tax credit carryforwards of $19.3 million and $6.4 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2041 and 2036 respectively.

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

We are subject to anti-corruption laws and regulations, including the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits offering, promising, giving or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the healthcare providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers will be subject to regulation under the FCPA. Recently the SEC and Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents, suppliers, manufacturer, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of facilities, including those of our suppliers and manufacturer, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries as well as difficulties in manufacturing or continuing to develop our products, and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results, and financial condition.

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

Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products and subsequently, on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Since then, the FDA has resumed both domestic and foreign inspections subject to travel restrictions.

If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting business as usual or conducting inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Unfavorable global economic conditions and geopolitical events could adversely affect our business, financial condition or results of operations, including clinical trials.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the ongoing conflict between Russia and Ukraine, terrorism or other geopolitical events, including as a result of trade tensions between the U.S. and China. Sanctions imposed by the U.S. and other countries in response to conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. We have conducted and may in the future conduct clinical trials for our product candidates outside of the U.S. and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials more costly to operate. Furthermore, a severe or prolonged economic downturn, including a recession or depression resulting from the COVID-19 pandemic, higher inflation and interest rates, political disruption or other geopolitical events, including an expansion of the conflict between Russia and Ukraine or instigation of other military conflicts, could result in a variety of risks to our business, including weakened demand for our product candidates or any future product candidates, if authorized or approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption, including any international trade disputes or changes in U.S. trade policies, particularly with China, could also strain our manufacturer or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our potential products. Furthermore, while we seek to limit our concentration of risk as it relates to cash management by having a separate operating bank account with a U.S. commercial bank for routine disbursements, while maintaining our cash investments with an independent SEC-registered financial advisor, our liquidity, business and financial condition may be materially and adversely affected by unanticipated events such as a bank collapse. Any of the foregoing could seriously harm our business, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could seriously harm our business.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing the risks from foreseeable cybersecurity threats and for detecting and responding to any cybersecurity incidents. These policies and processes are built into our information technology (“IT”) function and are designed to align with the NIST Cybersecurity Framework, published by the U.S. National Institute of Standards and Technology.

We have adopted an IT Security Management Policy (“IT Policy”) to establish the requirements for securing and managing our IT assets and data, as well as an Incident Response Policy designed to coordinate the activities for preparing for, identifying, responding to, and recovering from cybersecurity threats. Our Head of IT is primarily responsible for implementing and overseeing the IT Policy, which is applicable to all our employees and contractors, as well as any third parties with access to our IT assets and data. Our Head of IT is also primarily responsible for leading incident response services under the Incident Response Policy. Our Head of IT leverages over 20 years of experience in various cybersecurity functions. As part of our overall risk mitigation strategy, we maintain an Enterprise Risk Register to identify, prioritize and track system risks, including cybersecurity risks. Additionally, we maintain cybersecurity insurance; however, such insurance may not be sufficient in type or amount to cover the total losses or damages related to a cybersecurity incident.

We implement technical, physical, and organizational measures designed to manage and mitigate risks from cybersecurity threats. For example, we employ multifactor authentication, single sign-on, and email filtering services across our systems. Additionally, we conduct monthly video-based cybersecurity awareness trainings across our workforce, which cover relevant topics such as social engineering, phishing, password protection, confidential data protection, and mobile security. We regularly perform company-wide phishing tests. We currently leverage multiple third-party service providers to assist in monitoring, managing, and detecting cybersecurity threats and conducting periodic vulnerability assessments of our critical assets.

As of the date of this report, we are not aware of any cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, evolving cybersecurity threats make it increasingly challenging to anticipate, detect, and defend against cybersecurity threats and incidents.

Governance

While our Board of Directors has overall responsibility for risk oversight, the Audit Committee of our Board of Directors (the “Audit Committee”) is responsible for overseeing our cybersecurity risk management and strategy. The Audit Committee reviews and discusses with management and the Company’s auditors, as appropriate, our risks relating to data privacy, technology, and information security, including cybersecurity and back-up of information systems. The Audit Committee also confers with management and our auditors, as appropriate, regarding the adequacy and effectiveness of our policies and the internal controls regarding information security.

Our Head of IT meets regularly with our Chief Operating Officer to discuss our cybersecurity threat landscape, address open gaps and issues, and evaluate solutions to cover any identified gaps. Our Head of IT, in collaboration with members of senior management, reports relevant cybersecurity matters to our Audit Committee.

For discussion of cybersecurity risks, please see Item 1A, “Risk Factors.”

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

Item 3. Legal Proceedings.

On January 31, 2023, a securities class action lawsuit captioned Brill v. Invivyd, Inc., et. al., Case No. 1:23-CV-10254-LTS, was filed against us and certain of our former officers in the U.S. District Court for the District of Massachusetts. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder on the basis of purportedly materially false and misleading statements and omissions concerning ADG20’s effectiveness against the Omicron variant of COVID-19. The complaint seeks, among other things, unspecified damages, attorneys’ fees, expert fees, and other costs. The court appointed lead plaintiffs for the action on June 28, 2023. On August 23, 2023, the lead plaintiffs filed an amended complaint that makes allegations similar to those in the original complaint and asserts the same claims against the same defendants as the original complaint. On October 19, 2023, the parties filed a joint stipulation to advise the court that the lead plaintiffs intended to seek leave to file a second amended complaint, and on November 22, 2023, the lead plaintiffs filed a second amended complaint that makes allegations similar to those in the prior complaints and asserts the same claims against the same defendants as the prior complaints. On January 12, 2024, the defendants filed a motion to dismiss the second amended complaint in its entirety. The lead plaintiffs filed an opposition to the motion to dismiss on February 26, 2024, and the defendants filed a reply in further support of their motion to dismiss on March 27, 2024.

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

Holders of Record

As of March 12, 2024, there were 11 holders of record of our common stock. This number does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees.

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

Recent Sales of Unregistered Securities

Other than as previously disclosed on our Current Reports on Form 8-K or Quarterly Reports on Form 10-Q, we did not issue any unregistered equity securities during the twelve months ended December 31, 2023.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2023 to October 31, 2023	31,765	(1)	$0.002	—	—
November 1, 2023 to November 30, 2023	—		—	—	—
December 1, 2023 to December 31, 2023	—		—	—	—
Total	31,765		$0.002	—	—

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

Overview

Invivyd, Inc. is a commercial-stage company on a mission to rapidly and perpetually deliver antibody-based therapies that protect vulnerable people from the devastating consequences of circulating viral threats, beginning with SARS-CoV-2. INVYMAB is designed to facilitate the rapid, serial generation of new monoclonal antibodies (“mAbs”) to keep pace with evolving viral threats.

On March 22, 2024, we received emergency use authorization (“EUA”) from the U.S. Food and Drug Administration (“FDA”) for PEMGARDA™ (pemivibart) injection, for intravenous use, a half-life extended investigational mAb, for the pre-exposure prophylaxis (prevention) of COVID-19 in adults and adolescents (12 years of age and older weighing at least 40 kg) who have moderate-to-severe immune compromise due to certain medical conditions or receipt of certain immunosuppressive medications or treatments and are unlikely to mount an adequate immune response to COVID-19 vaccination. Recipients should not be currently infected with or have had a known recent exposure to an individual infected with SARS-CoV-2.

PEMGARDA is our first mAb in a planned series of innovative mAb candidates designed to keep pace with SARS-CoV-2 viral evolution. As the SARS-CoV-2 virus evolves over time, we anticipate leveraging our INVYMAB platform approach to periodically introduce new or engineered mAb candidates, an approach that would be analogous to the periodic updates made to influenza and COVID-19 vaccines. In January 2024, we nominated VYD2311, a mAb optimized for neutralization potency against recent SARS-CoV-2 lineages such as BA.2.86 and JN.1, as a drug candidate, and we expect it will be the next pipeline program to advance into clinical development. In addition to developing candidates for COVID-19, we expect to apply our INVYMAB platform approach to produce lead molecules for other viral diseases, such as influenza.

Globally, COVID-19 has caused millions of deaths and lasting health problems in many survivors and remains a significant global health concern, particularly for immunocompromised individuals. Isolation and mental health impacts, absenteeism from work, and educational losses for children have been profound consequences of this crisis. COVID-19 persists and continues to impact patients, notably those who are immunocompromised, and combating this disease will require a variety of effective and safe prevention and treatment options for years to come. By leveraging our capabilities, which we have developed through our experience with adintrevimab and pemivibart and nearly four years in the COVID-19 space, we aim to develop a continuous repertoire of SARS-CoV-2 neutralizing mAbs to keep pace with viral evolution.

Since our inception, we have devoted substantially all of our resources to organizing and staffing, building an intellectual property portfolio, business planning, conducting research and development, establishing and executing arrangements with third parties for the manufacture of our product candidates, and raising capital. Our focus in recent months has been and will continue to be supporting the commercialization of PEMGARDA and establishing streamlined development pathways that could enable us to efficiently introduce new or engineered mAb candidates targeting SARS-CoV-2, leveraging our INVYMAB platform approach and previously generated safety and efficacy data from our clinical trials of adintrevimab and/or pemivibart.

We rely on partnerships, external consultants and contract research organizations (“CROs”) to conduct discovery, nonclinical, preclinical, clinical and commercial activities. Additionally, we rely on contract testing laboratories and a contract development and manufacturing organization (“CDMO”) to execute our chemistry, manufacturing and controls development, testing and manufacturing activities. We have engaged WuXi Biologics (Hong Kong) Limited (“WuXi Biologics”), a CDMO, for the development and manufacture of our product candidates for clinical and commercial use. Further, in 2022, we secured dedicated laboratory space and expanded our research team in order to enable internal discovery and development of our mAb candidates, while continuing to leverage our existing partnership with Adimab, LLC (“Adimab”). We are focused on antibody discovery and use of Adimab’s platform technology, while building our internal capabilities. In addition, we expect to continue to rely on third parties for clinical trials and the manufacture and testing of our product candidates, as well as to perform ongoing research and development and other services on our behalf.

Since our inception, we have financed our operations primarily with net proceeds of $464.7 million from sales of our preferred stock and with net proceeds of $327.5 million from our initial public offering (“IPO”). Through December 31, 2023, we had not generated any revenue from any sources, including product sales. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and commercialization of one or more of our product candidates, as they become authorized or approved.

Since our inception, we have incurred significant losses, including a net loss of $198.6 million for the year ended December 31, 2023. As of December 31, 2023, we had an accumulated deficit of $732.1 million. We may continue to incur significant expenses and recognize losses in the foreseeable future as we expand and progress our research and development activities, as well as the associated manufacturing activities and commercialization efforts. In addition, our losses from operations may fluctuate significantly from period to period depending on the timing of our clinical trials and our expenditures on other research and development activities, including any associated manufacturing activities, and commercialization efforts. Our expenses could increase substantially in connection with our ongoing activities, as we:

•
initiate and conduct clinical trials of our product candidates;
•
develop product candidates in new indications or patient populations;
•
advance our preclinical and discovery programs, including development and screening of additional antibodies;
•
seek regulatory authorization or approval for any product candidates that successfully complete clinical trials;
•
pursue regulatory authorizations or approvals and coverage and reimbursement for our product candidates, if authorized or approved;
•
acquire or in-license other product candidates, intellectual property and/or technologies;
•
further develop and validate our commercial-scale current Good Manufacturing Practices (“cGMP”) manufacturing process and manufacture material under cGMP at our contracted manufacturing facilities for clinical trials and potential commercial sales;
•
maintain, expand, enforce, defend and protect our intellectual property portfolio;
•
comply with regulatory requirements established by the applicable regulatory authorities;
•
maintain and expand a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain regulatory authorization or approval;
•
hire and retain personnel, including research, clinical, development, manufacturing, quality control, quality assurance, regulatory, scientific and other personnel; and
•
incur additional legal, accounting and other expenses in operating as a public company.

We have implemented a go-to-market strategy, including building our own commercial organization and outsourcing to contract sales and marketing organizations. On March 22, 2024, we received EUA from the FDA for PEMGARDA, and as such, we will continue to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution.

As a result, we will require additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant product revenue, if ever, we expect to finance our operations through a combination of equity offerings, government or private-party funding or grants, debt financings or other capital sources, such as collaborations with other companies, strategic alliances or licensing arrangements. We may be unable to secure additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we are unable to secure additional funding when needed, we could be forced to curtail our planned operations and the pursuit of our growth strategy.

Because of the numerous risks and uncertainties associated with pharmaceutical product development and emergence of SARS-CoV-2 variants of concern (“VoCs”), we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. We may never obtain regulatory authorization or approval for any of our product candidates other than PEMGARDA. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

Based on current operating plans and excluding any contribution from revenues or external financing, we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2024. As such, excluding any contribution from revenues or external financing, we will not have sufficient cash and cash equivalents to fund our operating expenses and capital requirements beyond one year from the issuance of our consolidated financial statements appearing at the end of this Annual Report on Form 10-K, and therefore, we have concluded that there is substantial doubt about our ability to continue as a going concern. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See the section entitled “Liquidity and Capital Resources” for more information.

Components of Our Results of Operations

Revenue

Through December 31, 2023, we had not generated any revenue from product sales or any other sources. We expect to generate revenue from sales of PEMGARDA, which received EUA from the FDA in March 2024. If our development efforts for other product candidates are also successful and result in regulatory authorization or approval or collaboration or license agreements with third parties, we may also generate revenue in the future from other product sales or payments from collaboration or license agreements that we may enter into with third parties, or any combination thereof.

Research and Development Expenses

The nature of our business and primary focus of our activities generates a significant amount of research and development costs. Research and development expenses represent costs incurred by us for:

•
the nonclinical and preclinical development of our product candidates, including our discovery efforts;
•
the procurement of our product candidates from a third-party manufacturer; and
•
the global clinical development of our product candidates

Such costs consist of:

•
personnel-related expenses, including salaries, bonuses, benefits, third-party fees and other compensation-related costs, including stock-based compensation expense, for employees engaged in research and development functions;
•
expenses incurred under agreements with third parties, such as collaborators, consultants, contractors and CROs, that conduct the discovery, nonclinical and preclinical studies and clinical trials of our product candidates and research programs;
•
costs of procuring manufactured product candidates for use in nonclinical studies, preclinical studies, clinical trials and for commercial supply, prior to receiving authorization or approval, from a third-party CDMO;
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

Our primary focus since inception has been the development of antibodies against COVID-19. Our research and development costs consist primarily of external costs, such as fees paid to a CDMO, CROs and consultants in connection with our nonclinical studies, preclinical studies, clinical trials and product manufacturing. To date, external research and development costs for any individual product candidate have been tracked commencing upon product candidate nomination. We do not allocate employee-related costs, costs associated with our discovery efforts and other internal or indirect costs to specific research and development programs or product candidates because these resources are used and these costs are deployed across multiple programs under development and, as such, are not separately classified.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher and more variable development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Our research and development expenses will increase as we continue to advance PEMGARDA and as we expect to advance VYD2311 through clinical development, pursue

EUA or regulatory approval of our product candidates, continue to discover and develop additional product candidates and incur expenses associated with hiring additional personnel to support our research and development efforts, including the associated manufacturing activities.

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
•
our ability to establish and maintain agreements with third-party manufacturers for clinical supply for our clinical trials and successfully develop, obtain regulatory authorization or approval for our product candidates;
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
•
timely receipt of regulatory authorizations or approvals from applicable regulatory authorities;
•
potential significant and changing government regulation, regulatory guidance and requirements and evolving treatment guidelines; and
•
the impact of any business interruptions to our operations or those of third parties with which we work, including as a result of any public health crisis.

A change in the outcome of any of these variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of that product candidate. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others.

In emergency situations, such as a pandemic, and with a declaration of a public health emergency by the U.S. Secretary of the Department of Health and Human Services (“HHS”), the FDA has the authority to issue an EUA. While the COVID-19 public health emergency declared by HHS under the Public Health Service Act expired on May 11, 2023, this does not impact the FDA’s ability to authorize COVID-19 drugs and biological products for emergency use. On March 22, 2024, we received EUA from the FDA for PEMGARDA. There can be no assurance that the public health emergency in the U.S. declared under the FDCA will continue to be in place for an extended period of time, that any of our other product candidates will be granted an EUA by the FDA, if we apply for such an authorization, or that we would be able to maintain an EUA, such as the EUA received for PEMGARDA, for an extended period of time. The emergency use of PEMGARDA is only authorized for the duration of the declaration that circumstances exist justifying the authorization of the emergency use of drugs and biological products during the COVID-19 pandemic under Section 564 of the FDCA, unless the declaration is terminated or authorization revoked sooner.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries, bonuses, benefits, third-party fees and other compensation-related costs, including stock-based compensation, for our personnel and external contractors involved in our executive, finance, legal, business development and other administrative functions, as well as our commercial function. Selling, general and administrative expenses also include costs incurred for outside services associated with such functions, including legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax and administrative consulting services; insurance costs; market research costs; and other selling, general and administrative expenses. These costs relate to the operation of the business, unrelated to the research and development function, or any individual program.

Our selling, general and administrative expenses will increase in the future as our business expands and we increase our headcount to support the expected growth in our research and development activities and the commercialization of any authorized or approved product candidates, such as PEMGARDA. We also anticipate increased expenses associated with operating as a public company, including increased costs of accounting, audit, legal, regulatory and tax-related services, director and officer insurance premiums, and investor and public relations costs. We also expect to incur additional intellectual property-related expenses as we file additional patent applications to protect innovations arising from our research and development activities.

In June 2022, and subsequently amended in September 2022, we entered into a lease agreement for dedicated laboratory and office space in Newton, Massachusetts for research and development purposes. Through December 31, 2023, we have operated as a hybrid company with employees working at our corporate headquarters and remotely. We have not incurred material operating expenses for the rent, maintenance and insurance of facilities, or for the depreciation of fixed assets.

Warrant Expense

In November 2022, we entered into the PHP MSA with PHP, pursuant to which PHP agreed to provide services and create deliverables for us as agreed between us and PHP and set forth in one or more work orders under such agreement. As compensation for the services and deliverables, we issued the PHP Warrant to PHP. The aggregate grant date fair value of the PHP Warrant was recognized as warrant expense on the grant date. On the effective date of the PHP MSA, we and PHP entered into the first work order under the PHP MSA, pursuant to which PHP agreed to advise and us regarding clinical development and regulatory matters with respect to our product candidates, which terminated in accordance with its terms in May 2023. Clive Meanwell, M.D. and Tamsin Berry, members of our board of directors, are Managing Partner and Limited Partner of PHP, respectively.

As a result, warrant expense consists of non-cash expense related to the issuance of the PHP Warrant.

Other Income, Net

Other income, net consists of interest income earned from our cash, cash equivalents and marketable securities and the net amortization or accretion of premiums and discounts related to our marketable securities. We expect our interest income to vary each reporting period depending on our average bank deposits, money market funds and investment balances during the period and market interest rates.

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

We continue to monitor the manner in which countries will enact legislation to implement the Pillar Two framework proposed by the Organisation for Economic Co-operation and Development, which proposes a 15% global corporate minimum tax. As of December 31, 2023, various countries have enacted aspects of Pillar Two while committing to enact additional aspects in future years. While we do not expect these rules to have a material impact on our effective tax rate, we continue to monitor these initiatives on a global basis.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2023	2022
Operating expenses:
Research and development	$158,658	$179,214
Acquired in-process research and development	4,975	4,400
Selling, general and administrative	49,125	47,044
Warrant expense	—	17,373
Total operating expenses	212,758	248,031
Loss from operations	(212,758)	(248,031)
Other income:
Other income, net	14,115	6,714
Total other income, net	14,115	6,714
Net loss	$(198,643)	$(241,317)

Research and Development Expenses

	Year Ended December 31,
(in thousands)	2023	2022
Direct, external research and development expenses by program:
VYD222(1)	$96,695	$—
Adintrevimab	3,857	106,024
VYD2311(2)	1,425	—
NVD200(3)	—	19,665
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	30,074	37,181
External discovery-related and other costs	26,607	16,344
Total research and development expenses	$158,658	$179,214

(1) In March 2023, we announced the nomination of VYD222 as a novel mAb therapeutic option for COVID-19.

(2) In March 2024, we announced the nomination of VYD2311 as a novel mAb therapeutic option for COVID-19.

(3) NVD200, a combination product that we previously nominated for clinical advancement, includes costs associated with VYD222 and other mAbs evaluated for potential advancement in 2022, prior to making the decision to prioritize VYD222 instead of NVD200 in 2023.

Research and development expenses were $158.7 million for the year ended December 31, 2023, compared to $179.2 million for the year ended December 31, 2022. The $20.5 million decrease in research and development expenses was primarily due to the following:

•
The decrease in direct costs related to our adintrevimab program of $102.2 million was primarily due to a decrease in adintrevimab-related contract manufacturing and clinical trial costs after the nomination of our VYD222 product candidate in 2023.
•
The increase in direct costs related to our VYD222 program was due to the nomination of our VYD222 product candidate in 2023. The costs were primarily related to clinical trial costs and contract manufacturing costs for commercial manufacturing.
•
The increase in direct costs related to our VYD2311 program was due to the nomination of our VYD2311 product candidate in the first quarter of 2024. The costs were primarily related to contract manufacturing costs.

•
In the first quarter of 2023, we prioritized the clinical development of VYD222 instead of NVD200 and therefore, there was no comparable spend for NVD200 during the year ended December 31, 2023.
•
The decrease in personnel-related costs of $7.1 million was primarily due to a reduction in headcount, including a decrease in stock-based compensation expense of $6.6 million, partially offset by an increase in our bonus compensation in 2023.
•
The increase in external discovery-related and other costs of $10.3 million was primarily due to an increase in contract manufacturing costs related to our pipeline candidates of $8.6 million and an increase in other external costs of $2.3 million primarily due to services performed by PHP under the PHP Work Order, partially offset by a decrease in nonclinical and clinical trial costs of $0.6 million.

Acquired In-Process Research and Development Expenses

Acquired IPR&D expenses of $5.0 million for the year ended December 31, 2023 consisted of $3.6 million incurred related to milestones under the Adimab Assignment Agreement and $1.4 million incurred related to an option exercise fee, a drug discovery fee and an optimization completion fee under the Adimab Collaboration Agreement.

Acquired IPR&D expenses of $4.4 million for the year ended December 31, 2022 consisted of $3.0 million incurred related to our upfront consideration payable for the rights assigned pursuant to the Adimab Platform Transfer Agreement and $1.4 million incurred related to an option exercise fee and drug discovery fees under the Adimab Collaboration Agreement.

Selling, General and Administrative Expenses

	Year Ended December 31,
(in thousands)	2023	2022
Personnel related (including stock-based compensation)	$27,323	$21,153
Professional and consultant fees	19,833	23,884
Other	1,969	2,007
Total selling, general and administrative expenses	$49,125	$47,044

Selling, general and administrative expenses were $49.1 million for the year ended December 31, 2023, compared to $47.0 million for the year ended December 31, 2022. The $2.1 million increase in selling, general and administrative expenses was primarily due to the following:

•
The increase in personnel-related costs of $6.2 million was primarily due to our bonus compensation in 2023 and the reversal of stock-based compensation expense related to the forfeiture of stock options in conjunction with the resignation of our former Chief Executive Officer and President during the year ended December 31, 2022.
•
The decrease in professional and consultant fees of $4.1 million was primarily due to a $3.9 million decrease in expenses related to corporate governance matters and a $1.7 million decrease in director and officer insurance premiums, offset by a $1.5 million increase in commercial costs.
•
Other costs remained relatively consistent between periods.

Warrant Expense

No warrant expense was recognized for the year ended December 31, 2023.

Warrant expense for the year ended December 31, 2022 was $17.4 million, consisting of warrant expense recognized as compensation for the services performed in conjunction with the PHP MSA executed in November 2022.

Other Income, Net

Other income, net for the year ended December 31, 2023 was $14.1 million, consisting primarily of $7.3 million of interest earned on our invested cash balances and $6.8 million of net accretion of discounts related to our marketable securities.

Other income, net for the year ended December 31, 2022 was $6.7 million, consisting primarily of $3.9 million of interest earned on our invested cash balances and $2.8 million of net accretion of discounts related to our marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

Through December 31, 2023, we had not generated any revenue from any sources, including from product sales, and have incurred significant operating losses and negative cash flows from operations. Although we received an EUA from the FDA for PEMGARDA in March 2024, to date, we have not yet generated any revenue from product sales and we may continue to incur significant expenses and potential operating losses for the foreseeable future as we commercialize PEMGARDA and advance the development of our other product candidates. To date, we have financed our operations primarily with net proceeds of $464.7 million from sales of our preferred stock, and with aggregate net proceeds from our IPO in August 2021 of $327.5 million.

As of December 31, 2023, we had cash and cash equivalents of $200.6 million.

In December 2023, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which we may, at our option, offer and sell shares of our common stock, with a sales value of up to $75.0 million, from time to time, through Cantor, acting as sales agent, in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act. Cantor is entitled to a commission of 3% of the gross proceeds from any sales of such shares. In February 2024, we sold 9,000,000 shares of our common stock under the Sales Agreement at an average price of $4.50 per share for $39.3 million in net proceeds.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(173,164)	$(219,987)
Net cash provided by (used in) investing activities	280,684	(230,667)
Net cash provided by financing activities	1,045	506
Net increase (decrease) in cash and cash equivalents	$108,565	$(450,148)

Operating Activities

During the year ended December 31, 2023, operating activities used $173.2 million of cash, primarily due to our net loss of $198.6 million, partially offset by non-cash charges of $19.6 million and changes in our operating assets and liabilities of $5.8 million. The changes in our operating assets and liabilities primarily consisted of a $19.2 million increase in accrued expenses, a $6.5 million increase in accounts payable and a $0.7 million increase in non-current liabilities, partially offset by a $18.9 million increase in prepaid expenses and other current assets and a $1.6 million decrease in operating lease liabilities. The increases in accounts payable and accrued expenses were primarily due to the timing of vendor invoicing and payments. The increase in prepaid expenses and other current assets was primarily due to prepayments and deposits to WuXi Biologics for commercial manufacturing.

During the year ended December 31, 2022, operating activities used $220.0 million of cash, primarily due to our net loss of $241.3 million and changes in our operating assets and liabilities of $16.1 million, partially offset by non-cash charges of $37.5 million. The changes in our operating assets and liabilities primarily consisted of a $34.9 million decrease in accrued expenses, a $4.3 million decrease in accounts payable, and a $0.5 million decrease in operating lease liabilities, partially offset by a $20.4 million decrease in prepaid expenses and other current assets and a $3.1 million decrease in other non-current assets. The decreases in accounts payable and accrued expenses were primarily due to the timing of vendor invoicing and payments. The decreases in prepaids expenses and other current assets and in other non-current assets were primarily due to our utilization of WuXi Biologics manufacturing deposits.

Investing Activities

Net cash provided by investing activities during the year ended December 31, 2023 consisted of $372.5 million in maturities of marketable securities, offset by $91.2 million in purchases of marketable securities and $0.6 million in purchases of property and equipment.

Net cash used in investing activities during the year ended December 31, 2022 consisted of $298.0 million in purchases of marketable securities and $1.7 million in purchases of property and equipment, offset by $69.0 million in maturities of marketable securities.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2023 primarily consisted of $1.0 million from exercises of stock options and $0.2 million from issuances of common stock under the Company’s employee stock purchase plan.

Net cash provided by financing activities during the year ended December 31, 2022 primarily consisted of $0.2 million from exercises of stock options and $0.3 million from issuances of common stock under the Company’s employee stock purchase plan.

Funding Requirements

Our expenses could increase in connection with our ongoing activities, particularly as we advance the nonclinical and preclinical studies and the clinical trials of our product candidates, including any associated manufacturing activities, and commercialization efforts. Our funding requirements and timing and amount of our operating expenditures will depend on many factors, including:

•
the revenue received from sales of PEMGARDA and any other product candidates for which we receive future regulatory authorization or approval;
•
the rate of progress in the development of our product candidates;
•
the scope, progress, results and costs of discovery, nonclinical studies, preclinical development, laboratory testing and clinical trials for our product candidates and associated development programs;
•
the extent to which we develop, in-license or acquire other product candidates, intellectual property and/or technologies;
•
the scope, progress, results and costs of manufacturing and validation activities associated with our current product candidates with the development and manufacturing of our future product candidates as we advance them through preclinical and clinical development;
•
the number and development requirements of product candidates that we may pursue;
•
the costs, timing and outcome of regulatory review of our product candidates;
•
our headcount growth and associated costs as we expand our research and development capabilities and build and maintain a commercial infrastructure for product candidates for which we obtain regulatory authorization or approval;
•
the timing and costs of securing sufficient manufacturing capacity for clinical and commercial supply of our product candidates, or the raw material components thereof;
•
the costs and timing of commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive regulatory authorization or approval;
•
the costs necessary to obtain regulatory authorizations or approvals, and the costs of post-marketing studies that could be required by regulatory authorities in jurisdictions where authorization or approval is obtained;
•
the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•
the continuation of our existing licensing and collaboration arrangements and entry into new collaborations and licensing arrangements, if at all;
•
the need and ability to hire and retain additional research, clinical, development, scientific and manufacturing personnel;
•
the costs we incur in maintaining business operations;
•
the need to implement additional internal systems and infrastructure;
•
the effect of competing technological, product and market developments;
•
the costs of operating as a public company; and

•
the impact of any business interruptions to our operations or to those of our third-party contractors resulting from any public health crisis.

Substantial Doubt about Ability to Continue as a Going Concern

In accordance with Accounting Standards Update 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern from the issuance date of our consolidated financial statements. Based on current operating plans and excluding any contribution from revenues or external financing, we believe that our cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2024. As such, excluding any contribution from revenues or external financing, we will not have sufficient cash and cash equivalents to fund our operating expenses and capital requirements beyond one year from the issuance of these consolidated financial statements, and therefore, we have concluded that there is substantial doubt about our ability to continue as a going concern. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Until such time, if ever, as we can generate significant product revenue, we expect to finance our operations through a combination of equity offerings, government or private-party funding or grants, debt financings or other capital sources, such as collaborations with other companies, strategic alliances or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of such securities may include liquidation or other preferences and anti-dilution protections that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to secure additional funds through contribution from revenues, equity or debt financings or through other sources, when needed, we may be required to delay, limit, reduce or terminate our product development programs or any commercialization efforts or grant rights to develop and market product candidates to third parties that we would otherwise prefer to develop and market ourselves.

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

During the year ended December 31, 2023, we committed to noncancelable purchase obligations related to commercial drug substance and drug product manufacturing under the Commercial Manufacturing Agreement. As of December 31, 2023, the total remaining contractually binding commercial drug substance and drug product purchase obligations due to WuXi Biologics was $33.9 million, which is expected to be paid in 2024. As of December 31, 2023, $24.1 million related to the contractually binding commercial drug substance and drug product batches was included in accounts payable and accrued expenses, which is expected to be paid in 2024.

During the first quarter of 2024, we committed to additional noncancelable purchase obligations of $24.7 million related to the procurement of materials to be used in future drug substance and drug product manufacturing under the Commercial Manufacturing Agreement.

During the first quarter of 2024, we committed to additional noncancelable purchase obligations of $50.3 million related to commercial drug substance and drug product manufacturing under the Commercial Manufacturing Agreement.

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

Future minimum lease payments under the noncancelable leases as of December 31, 2023 were as follows (in thousands):

Year Ending December 31,	Operating Lease
2024	1,521
2025	430
2026	328
2027	—
Total lease payments	2,279
Present value adjustment	(114)
Present value of operating lease liability	$2,165

Other Commitments

Under a separate cell line license agreement with WuXi Biologics, we are obligated to pay royalties of less than 1.0% to WuXi Biologics based on our net sales of any products covered by the license. However, if we use WuXi Biologics to manufacture all of our commercial supplies, no royalties would be owed by us to WuXi Biologics for net sales of licensed products. We have an option to buy out our royalty obligations by making a one-time payment in the low eight-figures to WuXi Biologics. The amount and timing of such royalty payments are not known. For additional information, see Note 7 to our annual consolidated financial statements appearing at the end of this Annual Report on Form 10-K.

In July 2020, we entered into the Adimab Assignment Agreement with Adimab, with respect to discovery and optimization of coronavirus-specific antibodies, including COVID-19 and SARS. Under the Adimab Assignment Agreement, we are obligated to pay Adimab up to $16.5 million upon the achievement of specified development and regulatory milestones for the first product under the agreement that achieves such specified milestones and up to $8.1 million upon the achievement of specified development and regulatory milestones for the second product under the agreement that achieves such specified milestones. The maximum aggregate amount of milestone payments payable under the agreement for any and all products under the agreement is $24.6 million, of which a total of $11.1 million has been achieved and paid as of December 31, 2023. In March 2023, we achieved the first specified milestone for the second product candidate under the agreement upon dosing of the first subject in a Phase 1 clinical trial evaluating VYD222, which obligated us to make a $0.4 million milestone payment to Adimab, which was paid in May 2023. In September 2023, we achieved specified milestones for the second product candidate under the agreement upon dosing of the first subject in a pivotal clinical trial evaluating VYD222, which obligated us to make a $3.2 million milestone payment to Adimab, which was paid in October 2023. The next potential milestone under the Adimab Assignment Agreement is a low single-digit million-dollar regulatory milestone. In addition, we are obligated to pay Adimab royalties of a mid-single-digit percentage based on our net sales of products under the agreement, beginning upon the first commercial sale of a product in accordance with the terms of the Adimab Assignment Agreement. Further, we are obligated to pay Adimab royalties of a specified percentage in the range of 45% to 55% of any compulsory sublicense consideration received by us in lieu of certain royalty payments. The amount and timing of such milestone and royalty payments are not known. For additional information, see Note 7 to our annual consolidated financial statements appearing at the end of this Annual Report on Form 10-K.

In May 2021, as amended in November 2022 and September 2023, we entered into the Adimab Collaboration Agreement with Adimab for the discovery and optimization of proprietary antibodies as potential therapeutic product candidates. Under the Adimab Collaboration Agreement, we could collaborate with Adimab on research programs for a specified number of targets selected by us within a specified time period. Under the Adimab Collaboration Agreement, through December 31, 2023, we were obligated to pay Adimab a quarterly fee in exchange for Adimab and its affiliates agreeing not to assist or direct certain third parties to discover or optimize antibodies that are intended to bind to coronaviruses or influenza viruses, which obligation could be cancelled at our option at any time. In December 2023, pursuant to the terms of the Adimab Collaboration Agreement, we elected to decrease the scope of Adimab’s exclusivity obligations to cover only coronaviruses and obtained a corresponding decrease in the quarterly fee. Effective January 2024, we are obligated to pay Adimab a quarterly fee of $0.6 million, a decrease from the previous quarterly fee of $1.3 million. For each agreed upon research program that is commenced, we are obligated to pay Adimab quarterly for its services performed during a given research program at a specified full-time equivalent rate; a discovery delivery fee of $0.2 million; and an optimization completion fee of $0.2 million. For each option exercised by us to commercialize a specific research program, we are obligated to pay Adimab an exercise fee of $1.0 million. During the year ended December 31, 2023, we were obligated to make a $1.0 million, a $0.2 million, and a $0.2 million payment to Adimab related to an option exercise fee, a drug delivery fee and an optimization completion fee, respectively. During the year ended December 31, 2022, we were obligated to make a $1.0 million and a $0.4 million payment to Adimab related to an option exercise fee and a drug delivery fee. Under the Adimab Collaboration Agreement, we are obligated to pay Adimab up to $18.0 million upon the achievement of specified development and regulatory milestones for each product that achieves such milestones. The next potential milestone under the Adimab Collaboration Agreement is a low single-digit million dollar clinical milestone. We are also obligated to pay Adimab royalties of a mid-single-digit percentage based on net sales of any product under the Adimab Collaboration Agreement, subject to reductions for third-party licenses. In addition, we are obligated to pay Adimab for Adimab’s performance of certain validation work with respect to certain antigens acquired from a third party. In consideration for this work, we are obligated to pay Adimab royalties of a low single-digit percentage based on net sales of products that contain such antigens for the same royalty term as antibody-based products, but we are not obligated to make any milestone payments for such antigen products. The amount and timing of such milestone and royalty payments are not known. For additional information, see Note 7 to our annual consolidated financial statements appearing at the end of this Annual Report on Form 10-K.

In September 2022, we entered into the Adimab Platform Transfer Agreement with Adimab, under which we were granted the right under certain intellectual property of Adimab to practice certain elements of Adimab’s platform technology, including B-cell cloning using Adimab’s proprietary yeast cell lines and other antibody optimization libraries, trade secrets, protocols and software of Adimab, to discover, engineer and optimize antibodies. We do not have access to Adimab’s proprietary discovery libraries. We were also granted the right under certain intellectual property of Adimab to research, develop, make, sell and exploit such antibodies and products containing such antibodies. Under the Adimab Platform Transfer Agreement, we are obligated to pay Adimab an annual fee of single digit millions through June 2027, which allows us to receive from Adimab material improvements to the platform technology, including materially improved antibody optimization libraries, updates that provide new functionality to the platform, and software upgrades. Beginning in July 2027 and ending in June 2042, unless terminated earlier, we have the option to receive additional material improvements to the platform technology from Adimab, subject to a commercially reasonable fee to be negotiated by the parties. We are also obligated to pay Adimab up to $9.5 million upon the achievement of specified development and regulatory milestones for each product under the Adimab Platform Transfer Agreement that achieves such milestones. The next potential milestone under the Adimab Platform Transfer Agreement is a mid-six-digit dollar preclinical milestone. In addition, we are obligated to pay Adimab royalties of a low single-digit percentage based on net sales of products containing an antibody discovered, engineered or optimized using Adimab’s platform technology, subject to reductions specified under the Adimab Platform Transfer Agreement. The amount and timing of such royalty payments are not known. For additional information, see Note 7 to our annual consolidated financial statements appearing at the end of this Annual Report on Form 10-K.

In November 2022, we entered into the PHP MSA. Concurrently with the PHP MSA, we entered into the first work order with PHP under the PHP MSA, pursuant to which PHP agreed to advise and counsel us regarding clinical development and regulatory matters with respect to our product candidates. The PHP Work Order was effective for six months from November 2022 and terminated in accordance with its terms in May 2023. As compensation for the services and deliverables under the PHP Work Order, we paid PHP a cash fee of $0.5 million per month during the term of the PHP Work Order for an aggregate fee of $3.0 million.

We enter into other contracts in the normal course of business with other third parties for preclinical research studies and testing, clinical trials, manufacturing and other services. These contracts do not contain any minimum purchase commitments and provide for termination by us upon prior written notice. Payments due upon cancellation consist only of payments for services provided and expenses incurred up to the date of cancellation, including non-cancelable obligations of our service providers and, in some cases, wind-down costs. The exact amounts of such obligations are dependent on the timing of termination and the terms of the associated agreement.

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

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. At each end period, we corroborate the accuracy of these estimates with the service providers and make adjustments, if necessary. Examples of estimated accrued research and development expenses include those related to fees paid to:

•
our CROs in connection with performing nonclinical studies, preclinical studies and clinical trials;
•
our CDMO related to the production of our product candidates for nonclinical studies, preclinical studies, clinical trials and commercial supply, prior to receiving authorization or approval; and
•
other providers and vendors in connection with research and development activities.

We record the expense and accrual related to contract research and manufacturing based on our estimates of the services received and efforts expended considering a number of factors, including our knowledge of the progress towards completion of the research, development and manufacturing activities; invoicing to date under the contracts; communication from the CROs, CDMO and other companies of any actual costs incurred during the period that have not yet been invoiced; and the costs included in the contracts and purchase orders. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. For CRO expense and accruals, there is estimation uncertainty related to the timing of submission of investigator fees for the period. For CDMO expense and accruals, there is estimation uncertainty related to the percentage of completion of in process batch manufacturing at period end. To date, we have not had significant changes to our estimates. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

Stock-Based Compensation

We grant stock-based awards to employees, directors and non-employees in the form of stock options to purchase shares of our common stock. We measure stock options with service-based vesting granted to employees, directors and non-employees based on the fair value on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options, and our expected dividend yield. After the initial public offering, the fair value of our common stock is based on the quoted market price of our common stock. Due to the proximity to the IPO, we continue to lack company-specific historical and implied volatility information. Therefore, we estimate our expected stock volatility based on the historical volatility of a publicly traded set of peer companies and we expect to continue to do so until such time that we have adequate historical data regarding the volatility of our own traded stock price. We have primarily issued awards with service-based vesting conditions through December 31, 2023. Compensation expense for awards granted to employees and directors for their service on the board of directors is recognized on a straight-line basis over the requisite service period of the respective award, which is generally the vesting period of the award. Compensation expense for awards granted to non-employees is recognized in the same period and manner as if we had paid cash for the goods or services provided, which is generally the vesting period of the award. We account for forfeitures of stock-based awards as they occur.

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

Based on that evaluation of our disclosure controls and procedures as of December 31, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective. As an “emerging growth company” as defined in the JOBS Act and a non-accelerated filer, we are not required to comply with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 (other than as set forth below) will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates (our “Proxy Statement”), which information is incorporated herein by reference.

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

3.6

Delaware Certificate of Change of Registered Agent (incorporated by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form S-3 (File No. 333-267643), filed with the Securities and Exchange Commission on September 28, 2022).

4.1

Second Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated April 16, 2021 (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257975), filed with the Securities and Exchange Commission on July 16, 2021).

4.2*	Description of the Registrant’s Common Stock.
4.3

Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10-K (File No. 001-40703), filed with the Securities and Exchange Commission on March 23, 2023).

10.1+

2020 Equity Incentive Plan and Forms of Stock Option Grant Notice, Stock Option Agreement, and Exercise Notice (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40703), filed with the Securities and Exchange Commission on November 10, 2022).

10.2*+	2021 Equity Incentive Plan and Forms of Stock Option Grant Notice, Stock Option Agreement, Exercise Notice, RSU Award Grant Notice and RSU Award Agreement.
10.3+

2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40703), filed with the Securities and Exchange Commission on November 10, 2022).

10.4*+	Form of Indemnification Agreement with Executive Officers and Directors.
10.5+

Employment Agreement by and between the Registrant and David Hering, dated July 5, 2022 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40703), filed with the Securities and Exchange Commission on July 5, 2022).

10.6+

First Amendment to the Employment Agreement of David Hering by and between the Registrant and David Hering, dated June 15, 2023 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40703), filed with the Securities and Exchange Commission on August 10, 2023).

10.7+

Employment Agreement by and between the Registrant and Jill Andersen, dated September 24, 2021 (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K (File No. 001-40703), filed with the Securities and Exchange Commission on March 31, 2022).

10.8+

Employment Agreement by and between the Registrant and Jeremy Gowler, dated September 17, 2022 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40703), filed with the Securities and Exchange Commission on December 6, 2022).

10.9*+#	Employment Agreement by and between the Registrant and Peter Schmidt, dated November 9, 2020.
10.10*+#	First Amendment to the Employment Agreement of Peter Schmidt by and between the Registrant and Peter Schmidt, dated December 6, 2022.
10.11*+	Employment Agreement by and between the Registrant and Stacy Price, dated February 3, 2023.
10.12*+	Employment Agreement by and between the Registrant and Robert Allen, dated March 14, 2023.
10.13+

Employment Agreement by and between the Registrant and William Duke, Jr. dated July 19, 2023 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40703), filed with the Securities and Exchange Commission on September 5, 2023).

10.14*+#	Employment Agreement by and between the Registrant and Julie Green, dated January 24, 2024.
10.15+

Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40703), filed with the Securities and Exchange Commission on May 11, 2023).

10.16†#

Assignment and License Agreement by and between the Registrant and Adimab, LLC, dated July 8, 2020 (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257975), filed with the Securities and Exchange Commission on July 16, 2021).

10.17†#

Collaboration Agreement by and between the Registrant and Adimab, LLC, dated May 21, 2021 (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257975), filed with the Securities and Exchange Commission on July 16, 2021).

10.18†

Amendment Number One to the Collaboration Agreement by and between the Registrant and Adimab, LLC, November 18, 2022 (incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K (File No. 001-40703), filed with the Securities and Exchange Commission on March 23, 2023).

10.19†

Amendment Number Two to the Collaboration Agreement by and between the Registrant and Adimab, LLC, dated September 19, 2023 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40703), filed with the Securities and Exchange Commission on November 9, 2023).

10.20†#

Second Amended and Restated Commercial Manufacturing Services Agreement by and between the Registrant and WuXi Biologics (Hong Kong) Limited, dated September 19, 2023 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40703), filed with the Securities and Exchange Commission on November 9, 2023).

10.21†#

Cell Line License Agreement by and between the Registrant and WuXi Biologics (Hong Kong) Limited, dated December 2, 2020 (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257975), filed with the Securities and Exchange Commission on July 16, 2021).

10.22†

Amendment No. 1 to the Cell Line License Agreement by and between the Registrant and WuXi Biologics (Hong Kong) Limited, dated February 2, 2023 (incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K (File No. 001-40703), filed with the Securities and Exchange Commission on March 23, 2023).

10.23*†	Amendment No. 2 to the Cell Line License Agreement by and between the Registrant and WuXi Biologics (Hong Kong) Limited, dated March 13, 2024.
10.24†

Clinical Master Services Agreement by between the Registrant and WuXi Biologics (Hong Kong) Limited, dated July 21, 2020 (incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K (File No. 001-40703), filed with the Securities and Exchange Commission on March 23, 2023).

10.25

Controlled Equity OfferingSM Sales Agreement by and between the Registrant and Cantor Fitzgerald & Co., dated December 22, 2023 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40703), filed with the Securities and Exchange Commission on December 22, 2023).

21.1

Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K (File No. 001-40703), filed with the Securities and Exchange Commission on March 23, 2023).

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Incentive Compensation Recovery Policy of the Registrant.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
+	Indicates management contract or compensatory plan.
†	Certain portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
#	Certain schedules to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedules will be furnished supplementally to the SEC upon request.
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

INVIVYD, INC.

Date: March 28, 2024	By:	/s/ David Hering, M.B.A.
David Hering, M.B.A.
Chief Executive Officer and Director

Date: March 28, 2024	By:	/s/ William Duke, Jr.
William Duke, Jr.
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David Hering, M.B.A.	Chief Executive Officer & Director	March 28, 2024
David Hering, M.B.A.	(Principal Executive Officer)

/s/ William Duke, Jr.	Chief Financial Officer	March 28, 2024
William Duke, Jr.	(Principal Financial Officer and Principal Accounting Officer)

/s/ Marc Elia	Chair of the Board of Directors	March 28, 2024
Marc Elia

/s/ Tamsin Berry	Director	March 28, 2024
Tamsin Berry

/s/ Sara Cotter	Director	March 28, 2024
Sara Cotter

/s/ Tomas Heyman	Director	March 28, 2024
Tomas Heyman

/s/ Christine Lindenboom	Director	March 28, 2024
Christine Lindenboom

/s/ Terrance McGuire	Director	March 28, 2024
Terrance McGuire

/s/ Clive A. Meanwell, M.D.	Director	March 28, 2024
Clive A. Meanwell, M.D.

/s/ Michael S. Wyzga	Director	March 28, 2024
Michael S. Wyzga

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Invivyd, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Invivyd, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations since inception and will require additional funding to finance its future operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

March 28, 2024

We have served as the Company’s auditor since 2021.

INVIVYD, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$200,641	$92,076
Marketable securities	—	279,915
Prepaid expenses and other current assets	24,240	4,926
Total current assets	224,881	376,917
Property and equipment, net	1,896	2,282
Operating lease right-of-use assets	2,229	3,777
Other non-current assets	175	191
Total assets	$229,181	$383,167
Liabilities, Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,953	$1,517
Accrued expenses	40,860	21,911
Operating lease liabilities, current	1,443	1,559
Other current liability	35	44
Total current liabilities	50,291	25,031
Operating lease liabilities, non-current	722	2,165
Other non-current liability	700	—
Early-exercise liability	—	1
Total liabilities	51,713	27,197
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Preferred stock (undesignated), $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized, 110,160,684 shares issued and outstanding at December 31, 2023; 109,044,046 shares issued and outstanding at December 31, 2022	11	11
Additional paid-in capital	909,539	889,657
Accumulated other comprehensive loss	(13)	(272)
Accumulated deficit	(732,069)	(533,426)
Total stockholders’ equity	177,468	355,970
Total liabilities, preferred stock and stockholders’ equity	$229,181	$383,167

The accompanying notes are an integral part of these consolidated financial statements.

INVIVYD, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Operating expenses:
Research and development(1)	$158,658	$179,214
Acquired in-process research and development(2)	4,975	4,400
Selling, general and administrative	49,125	47,044
Warrant expense(3)	—	17,373
Total operating expenses	212,758	248,031
Loss from operations	(212,758)	(248,031)
Other income:
Other income, net	14,115	6,714
Total other income, net	14,115	6,714
Net loss	(198,643)	(241,317)
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities, net of tax	259	(264)
Comprehensive loss	$(198,384)	$(241,581)
Net loss per share attributable to common stockholders, basic and diluted	$(1.81)	$(2.23)
Weighted-average common shares outstanding, basic and diluted	109,526,053	108,268,289

(1)
Includes related-party amounts of $8,418 and $8,154 for the years ended December 31, 2023 and 2022, respectively (see Note 15).
(2)
Includes related-party amounts of $4,975 and $4,400 for the years ended December 31, 2023 and 2022, respectively (see Note 15).
(3)
Includes related-party amounts of $0 and $17,373 for the years ended December 31, 2023 and 2022, respectively (see Note 15).

The accompanying notes are an integral part of these consolidated financial statements.

INVIVYD, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2022	109,044,046	$11	—	$—	$889,657	$(272)	$(533,426)	$355,970
Exercise of stock options	1,224,330	—	—	—	955	—	—	955
Repurchase of unvested restricted common stock	(285,167)	—	285,167	—	—	—	—	—
Retirement of treasury stock	—	—	(285,167)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	18,685	—	—	18,685
Issuance of common stock under the employee stock purchase plan	177,475	—	—	—	240	—	—	240
Vesting of restricted common stock from early-exercised options	—	—	—	—	2	—	—	2
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	259	—	259
Net loss	—	—	—	—	—	—	(198,643)	(198,643)
Balances at December 31, 2023	110,160,684	$11	—	$—	$909,539	$(13)	$(732,069)	$177,468

The accompanying notes are an integral part of these consolidated financial statements.

INVIVYD, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2021	110,782,909	$11	468,751	$—	$850,125	$(8)	$(292,109)	$558,019
Issuance of warrants for common stock	—	—	—	—	17,373	—	—	17,373
Exercise of stock options	298,353	—	—	—	241	—	—	241
Repurchase of unvested restricted common stock	(2,150,737)	—	2,150,737	—	—	—	—	—
Retirement of treasury stock	—	—	(2,619,488)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	21,648	—	—	21,648
Issuance of common stock under the employee stock purchase plan	113,521	—	—	—	269	—	—	269
Vesting of restricted common stock from early-exercised options	—	—	—	—	1	—	—	1
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	(264)	—	(264)
Net loss	—	—	—	—	—	—	(241,317)	(241,317)
Balances at December 31, 2022	109,044,046	$11	—	$—	$889,657	$(272)	$(533,426)	$355,970

The accompanying notes are an integral part of these consolidated financial statements.

INVIVYD, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(198,643)	$(241,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	18,685	21,648
Warrant expense	—	17,373
Net amortization of premiums and accretion of discounts on marketable securities	(1,122)	(2,023)
Amortization of operating lease right-of-use assets	1,548	421
Depreciation expense	480	41
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(18,892)	20,367
Other non-current assets	16	3,106
Accounts payable	6,471	(4,300)
Accrued expenses	19,162	(34,867)
Operating lease liabilities	(1,559)	(475)
Other current liabilities	(10)	44
Other non-current liabilities	700	(5)
Net cash used in operating activities	(173,164)	(219,987)
Cash flows from investing activities:
Purchases of marketable securities	(91,202)	(297,962)
Maturities of marketable securities	372,501	69,000
Purchases of property and equipment	(615)	(1,705)
Net cash provided by (used in) investing activities	280,684	(230,667)
Cash flows from financing activities:
Proceeds from exercises of stock options	955	241
Proceeds from issuance of common stock under the employee stock purchase plan	240	269
Payments for offering costs	(149)	—
Payments for repurchases of unvested restricted common stock	(1)	(4)
Net cash provided by financing activities	1,045	506
Net increase (decrease) in cash and cash equivalents	108,565	(450,148)
Cash and cash equivalents at beginning of period	92,076	542,224
Cash and cash equivalents at end of period	$200,641	$92,076
Supplemental disclosure of cash flow information:
Operating lease right-of-use asset recognized upon adoption of ASC 842	$—	$1,728
Operating lease right-of-use asset recognized under ASC 842	$—	$2,470
Supplemental disclosure of non-cash investing activities
Purchases of property and equipment in accounts payable and accrued expenses	$14	$535
Deferred offering costs in accrued expenses	$273	$—

The accompanying notes are an integral part of these consolidated financial statements.

INVIVYD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Basis of Presentation

Invivyd, Inc. is a commercial-stage company on a mission to rapidly and perpetually deliver antibody-based therapies that protect vulnerable people from the devastating consequences of circulating viral threats, beginning with SARS-CoV-2. The Company’s proprietary INVYMAB™ platform approach combines state-of-the-art viral surveillance and predictive modeling with advanced antibody engineering. INVYMAB is designed to facilitate the rapid, serial generation of new monoclonal antibodies (“mAbs”) to keep pace with evolving viral threats.

On March 22, 2024, the Company received emergency use authorization (“EUA”) from the U.S. Food and Drug Administration (“FDA”) for PEMGARDA™ (pemivibart) injection, for intravenous use, a half-life extended investigational mAb, for the pre-exposure prophylaxis (prevention) of COVID-19 in adults and adolescents (12 years of age and older weighing at least 40 kg) who have moderate-to-severe immune compromise due to certain medical conditions or receipt of certain immunosuppressive medications or treatments and are unlikely to mount an adequate immune response to COVID-19 vaccination. Recipients should not be currently infected with or have had a known recent exposure to an individual infected with SARS-CoV-2.

PEMGARDA is the Company’s first mAb in a planned series of innovative mAb candidates designed to keep pace with SARS-CoV-2 viral evolution. As the SARS-CoV-2 virus evolves over time, the Company anticipates leveraging its INVYMAB platform approach to periodically introduce new or engineered mAb candidates, an approach that would be analogous to the periodic updates made to influenza and COVID-19 vaccines. In January 2024, the Company nominated VYD2311, a mAb optimized for neutralization potency against recent SARS-CoV-2 lineages such as BA.2.86 and JN.1, as a drug candidate, and the Company expects it will be the next pipeline program to advance into clinical development. In addition to developing candidates for COVID-19, the Company expects to apply its INVYMAB platform approach to produce lead molecules for other viral diseases, such as influenza.

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

The Company is subject to a number of risks and uncertainties common to companies in the biopharmaceutical industry, including, but not limited to, completing clinical trials, the ability to raise additional capital to fund operations, obtaining regulatory authorization or approval for product candidates, market acceptance of products, competition from other products, protection of proprietary intellectual property, compliance with government regulations, dependence on key personnel, the ability to attract and retain qualified employees, and reliance on third-party organizations for the discovery, manufacturing, clinical and commercial success of its product candidates.

Through December 31, 2023, the Company has not generated any revenue. To date, the Company has received regulatory authorization for only one product candidate, PEMGARDA, which has not been approved, but has been authorized for emergency use by the FDA under an EUA, for pre-exposure prophylaxis of COVID-19 in certain adults and adolescent individuals (12 years of age and older weighing at least 40 kg). All of its other product candidates, other than adintrevimab, are currently in preclinical development. The Company’s additional product candidates require significant additional research and development efforts, including extensive clinical testing, and regulatory authorization or approval prior to potential commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and compliance-reporting capabilities. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will generate substantial revenue from product sales to be able to fund its operating expenses and capital requirements.

Substantial Doubt about Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from sales of convertible preferred stock and proceeds from the Company’s initial public offering (“IPO”). The Company has incurred losses and negative cash flows from operations since its inception, including a net loss of $198.6 million for the year ended December 31, 2023. As of December 31, 2023, the Company had an accumulated deficit of $732.1 million. The Company may continue to generate operating losses for the foreseeable future.

In February 2024, the Company sold 9,000,000 shares of its common stock under the Sales Agreement (defined below) at an average price of $4.50 per share for $39.3 million in net proceeds.

Based on current operating plans and excluding any contribution from revenues or external financing, the Company believes that its existing cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements into the fourth quarter of 2024. As such, excluding any contribution from revenues or external financing, the Company will not have sufficient cash and cash equivalents to fund its operating expenses and capital requirements beyond one year from the issuance of these consolidated financial statements, and therefore, the Company has concluded that there is substantial doubt about its ability to continue as a going concern.

The Company will require additional funding through a combination of contribution from revenues, equity offerings, government or private-party grants, debt financings or other capital sources, such as collaborations with other companies, strategic alliances or licensing arrangements to finance its future operations. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or rights of the Company’s stockholders.

If the Company is unable to obtain sufficient capital, the Company will be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, research and development expenses and related prepaid or accrued costs and stock-based compensation expense. The Company bases its estimates on historical experience, known trends and other market-specific or relevant factors it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ materially from those estimates or assumptions.

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

Concentrations of Credit Risk, Significant Suppliers and License Rights

Financial instruments that potentially expose the Company to concentrations of credit risk consist of cash, cash equivalents and marketable securities. As of December 31, 2023, the Company invested its excess cash in money market funds that are subject to minimal credit and market risks. The Company maintains its existing cash and cash equivalents at three accredited financial institutions that it believes are creditworthy. From time to time, these deposits may exceed federally insured limits. The Company has not experienced any losses historically in these accounts. Accordingly, the Company does not believe it is exposed to unusual credit risk related to its existing cash and cash equivalents beyond the normal credit risk associated with commercial banking relationships.

The Company is dependent on third-party organizations to manufacture and process its product candidates for its development programs. In particular, the Company relies on a single third-party contract manufacturer to produce and process its product candidates and to manufacture supply of its product candidates for preclinical and clinical activities. The Company also currently relies on this same third-party contract manufacturer for any anticipated requirements of commercial supply, including both drug substance and drug product (see Note 9). The Company expects to continue to be dependent on a small number of manufacturers to supply it with its requirements for all products. The Company’s research and development programs, including any associated commercialization efforts, could be adversely affected by a significant interruption in the supply of the necessary materials.

The Company is dependent on a limited number of third parties that provide license rights used by the Company in the development and potential commercialization of its product candidates and programs. Through December 31, 2023, the Company’s research and development programs primarily relate to rights conveyed by Adimab (see Note 7). The Company could experience delays in the development and commercialization of its product candidates and programs if the Adimab agreements or any other license agreement utilized in the Company’s research and development activities is terminated, if the Company fails to meet the obligations required under its arrangements, or if the Company is unable to successfully secure new strategic alliances or licensing agreements.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the acquisition date to be cash equivalents.

Marketable Securities

Effective January 1, 2023, the Company adopted ASU No. 2016-13 (“ASU 2016-13”), ASC 326, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, using the effective date method. As the Company had never recorded any other-than-temporary-impairment adjustments to its available-for-sale debt securities prior to the effective date, no transition provisions were applicable to the Company.

Marketable securities represent holdings of available-for-sale marketable debt securities in accordance with the Company’s investment policy. The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company classified all of its marketable securities as “available-for-sale” pursuant to ASC 320, Investments – Debt and Equity Securities. Investments not classified as cash equivalents are presented as either short-term or long-term investments based on both their maturities as well as the time period the Company intends to hold such securities. Available-for-sale securities are maintained by an investment manager and consist of U.S. Treasury securities and federal agency securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity (deficit) until realized. Any premium or discount arising at purchase is amortized or accreted to interest expense or income over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other income (expense). There were no material realized gains or losses on marketable securities recognized during the years ended December 31, 2023 or 2022.

The Company assesses its available-for-sale debt securities under the available-for-sale debt security impairment model in ASC 326, Financial Instruments-Credit Losses, as of each reporting date in order to determine if a portion of any decline in fair value below carrying value recognized on its available-for-sale debt securities is the result of a credit loss. The Company records credit losses in the consolidated statements of operations and comprehensive loss as credit loss expense within other income (expense), net, which is limited to the difference between the fair value and the amortized cost of the security. To date, the Company has not recorded any credit losses on its available-for-sale debt securities.

Accrued interest receivable related to the Company’s available-for-sale debt securities is presented within prepaid expenses and other current assets on the Company’s consolidated balance sheets. The Company has elected the practical expedient available to exclude accrued interest receivable from both the fair value and the amortized cost basis of available-for-sale debt securities for the purposes of identifying and measuring any impairment. The Company writes off accrued interest receivable once it has determined that the asset is not realizable. Any write offs of accrued interest receivable are recorded by reversing interest income, recognizing credit loss expense, or a combination of both. To date, the Company has not written off any accrued interest receivables associated with its marketable securities.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. The Company continually evaluates long-lived assets for potential impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares the carrying values of the asset group to the expected future undiscounted cash flows that the asset group is expected to generate from the use and eventual disposition of the long-lived asset group. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. If such asset group is considered to be impaired, the impairment loss to be recognized would be based on the excess of the carrying value of the impaired asset group over its fair value. The Company did not recognize any impairment losses on long-lived assets during the years ended December 31, 2023 and 2022.

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

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including expenses incurred under agreements with external vendors and consultants engaged to perform nonclinical studies, preclinical studies and clinical trials as well as to manufacture research and development materials for use in such studies and trials and for commercial supply; salaries and related personnel costs; stock-based compensation; consultant fees; and third-party license fees.

Nonrefundable advance payments for goods and services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed, or when it is no longer expected that the goods will be delivered or the services rendered.

Accrued Research and Development Costs

The Company has entered into various research, development and manufacturing contracts with third-party service providers, including clinical research organizations (“CROs”) and a contract manufacturing organization. With the exception of the Company’s commercial manufacturing arrangement with WuXi Biologics (Hong Kong) Limited (see Note 9), these agreements are generally cancellable. The Company recognizes research and development expense associated with such arrangements as the costs are incurred and records accruals for estimated ongoing research, development and manufacturing costs, where necessary. When billing terms under these contracts do not coincide with the timing of when the work is performed, the Company is required to make estimates of outstanding obligations to those third parties as of period end. Any accrual estimates are based on a number of factors, including the Company’s knowledge of the progress towards completion of the specific tasks to be performed, invoicing to date under the contracts, communication from the vendors of any actual costs incurred during the period that have not yet been invoiced and the costs included in the contracts. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from the estimates made by the Company. The historical accrual estimates made by the Company have not been materially different from the actual costs.

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

Stock-Based Compensation

The Company grants stock-based awards to employees, directors and non-employee consultants in the form of stock options to purchase shares of its common stock. The Company measures stock options with service-based vesting granted to employees, non-employees and directors based on the fair value on the date of grant using the Black-Scholes option-pricing model. The Company has primarily issued awards with service-based vesting conditions through December 31, 2023.

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

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more likely than not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties. The Company had no amounts accrued for interest and penalties on its consolidated balance sheets as of December 31, 2023 and 2022.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2023 and 2022, the Company's only element of other comprehensive loss was unrealized gains and losses on marketable securities.

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

Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period, excluding shares of unvested restricted common stock. Diluted net income (loss) per share attributable to common stockholders is computed by adjusting net loss attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period, including potential dilutive common shares. For the purposes of this calculation, the Company’s outstanding stock options and outstanding warrants are considered potential dilutive common shares.

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

On January 1, 2023, the Company adopted ASU No. 2016-13 (“ASU 2016-13”), Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU 2016-13 within ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, or ASU 2016-13. The guidance is effective for fiscal years beginning after December 15, 2022. The adoption of the standard was immaterial to the accompanying consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes—Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 modifies the rules on income tax disclosures to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. The amendments are intended to address investors’ requests for income tax disclosures that provide more information to help them better understand an entity’s exposure to potential changes in tax laws and the ensuing risks and opportunities and to assess income tax information that affects cash flow forecasts and capital allocation decisions. The guidance also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The guidance is effective for all entities for annual periods beginning after December 15, 2025. All entities should apply the guidance prospectively but have the option to apply it retrospectively. Early adoption is permitted. The Company is continuing to assess the timing of adoption and the potential impacts of ASC 2023-09 on the consolidated financial statements and related disclosures.

3. Marketable Securities

Marketable securities held by the Company are classified as available-for-sale debt securities pursuant to ASC 320, Investments – Debt and Equity Securities, and carried at fair value in the accompanying consolidated balance sheets on a settlement date basis.

The Company did not hold any available-for-sale marketable securities as of December 31, 2023.

The following tables summarize the gross unrealized gains and losses of the Company’s marketable securities as of December 31, 2022 (in thousands):

December 31, 2022	Amortized Cost	Unrealized Gains	Unrealized Losses	Credit Losses	Fair Value
U.S. Treasury securities	$107,973	$13	$(115)	$—	$107,871
Federal agency securities	172,214	39	(209)	—	172,044
Total financial assets	$280,187	$52	$(324)	$—	$279,915

No available-for-sale marketable securities held as of December 31, 2022 had remaining maturities greater than twelve months.

4. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2023:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$198,193	$—	$—	$198,193
	$198,193	$—	$—	$198,193

	Fair Value Measurements at December 31, 2022:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$91,050	$—	$—	$91,050
Marketable securities:
U.S. Treasury securities	107,871	—	—	107,871
Federal agency securities	—	172,044	—	172,044
	$198,921	$172,044	$—	$370,965

The money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy.

There were no changes to the valuation methods during the years ended December 31, 2023 or 2022.

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers into or out of Level 1, Level 2 or Level 3 fair value measurements during the years ended December 31, 2023 or 2022.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Prepaid external research, development and manufacturing costs	$19,962	$843
Prepaid insurance	1,770	2,392
Prepaid compensation and other	1,575	1,314
Interest receivable	933	377
	$24,240	$4,926

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Accrued external research, development and manufacturing costs	$28,151	$13,955
Accrued professional and consultant fees	1,732	1,153
Accrued employee compensation	10,752	5,985
Other	225	818
	$40,860	$21,911

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

Amounts paid with respect to services performed by Adimab on the Company’s behalf under the Adimab Assignment Agreement are recognized as research and development expense as such amounts are incurred. During the years ended December 31, 2023 and 2022, the Company recognized $0 and $0.6 million, respectively, of research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Assignment Agreement. Please refer to Note 15 for additional information.

The Company is obligated to pay Adimab up to $16.5 million upon the achievement of specified development and regulatory milestones for the first Product under the agreement that achieves such specified milestones and up to $8.1 million upon the achievement of specified development and regulatory milestones for the second Product under the agreement that achieves such specified milestones. The maximum aggregate amount of milestone payments payable under the agreement for any and all Products is $24.6 million, of which a total of $11.1 million has been achieved and paid as of December 31, 2023; however, milestone payments do not accrue for certain in vitro diagnostic devices consisting of or containing CoV Antibodies.

In March 2023, the Company achieved the first specified milestone for the second product candidate under the Adimab Assignment Agreement upon dosing of the first subject in a Phase 1 clinical trial evaluating VYD222, which obligated the Company to make a $0.4 million milestone payment to Adimab, which was paid in May 2023. In September 2023, the Company achieved specified milestones for the second product candidate under the Adimab Assignment Agreement upon dosing of the first subject in a pivotal clinical trial evaluating VYD222, which obligated the Company to make a $3.2 million milestone payment to Adimab, which was paid in October 2023. During the year ended December 31, 2023, the Company recognized $3.6 million of IPR&D expense with respect to contingent consideration payable under the Adimab Assignment Agreement. During the year ended December 31, 2022, the Company did not recognize any IPR&D expense in connection with contingent consideration payable under the Adimab Assignment Agreement. The next potential milestone under the Adimab Assignment Agreement is a low single-digit million-dollar regulatory milestone, which was not considered probable under U.S. GAAP and therefore, no expense was recognized as of December 31, 2023.

The Company is obligated to pay Adimab royalties of a mid-single-digit percentage based on net sales of any Products, beginning upon the first commercial sale of a Product in accordance with the Adimab Assignment Agreement. The royalty rate is subject to reductions specified under the agreement. Royalties are due on a Product-by-Product and country-by-country basis beginning upon the first commercial sale of each Product and ending on the later of (i) 12 years after the first commercial sale of such Product in such country and (ii) the expiration of the last valid claim of a patent covering such Product in such country (the “Royalty Term”). In addition, the Company is obligated to pay Adimab royalties of a specified percentage in the range of 45% to 55% of any compulsory sublicense consideration received by the Company in lieu of certain royalty payments. Except for milestone payments of $11.1 million incurred through December 31, 2023, no other milestone, royalty or other contingent payments had become due to Adimab through December 31, 2023.

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

Adimab Collaboration Agreement

In May 2021, the Company entered into a Collaboration Agreement with Adimab, as amended in November 2022 and September 2023 (the “Adimab Collaboration Agreement”), for the discovery and optimization of proprietary antibodies as potential therapeutic product candidates. Under the Adimab Collaboration Agreement, the Company and Adimab could collaborate on research programs for a specified number of targets selected by the Company within a specified time period. Under the Adimab Collaboration Agreement, Adimab granted the Company a worldwide, non-exclusive license to certain of its platform patents and technology and antibody patents to perform the Company’s responsibilities during the ongoing research period and for a specified evaluation period thereafter (the “Evaluation Term”). In addition, the Company granted Adimab a license to certain of the Company’s patents and intellectual property solely to perform Adimab’s responsibilities under the research plans. Under the Adimab Collaboration Agreement, the Company has an exclusive option, on a program-by-program basis, to obtain licenses and assignments to commercialize selected products containing or comprising antibodies directed against the applicable target, which option may be exercised upon the payment of a specified option fee for each program. Upon exercise of an option by the Company, Adimab will assign to the Company all right, title and interest in the antibodies of the optioned research program and will grant the Company a worldwide, royalty-free, fully paid-up, non-exclusive, sublicensable license under the Adimab platform technology for the development, manufacture and commercialization of the antibodies for which the Company has exercised its options and products containing or comprising those antibodies. The Company is obligated to use commercially reasonable efforts to develop, seek marketing approval for, and commercialize one product that contains an antibody discovered in each optioned research program.

The Company agreed to pay Adimab a quarterly fee of $1.3 million, which could be cancelled at the Company’s option at any time. For so long as the Company was paying such quarterly fee (or earlier if (i) the Company experiences a change of control after the third anniversary of the Adimab Collaboration Agreement or (ii) Adimab owns less than a specified percentage of the Company’s equity), Adimab and its affiliates agreed not to assist or direct certain third parties to discover or optimize antibodies intended to bind to coronaviruses or influenza viruses. Under the Adimab Collaboration Agreement, the Company could also elect to decrease the scope of Adimab’s exclusivity obligations and obtain a corresponding decrease in the quarterly fee. In December 2023, the Company elected to decrease the scope of Adimab’s exclusivity obligations to cover only coronaviruses, and obtained a corresponding decrease in the quarterly fee. Effective January 2024, the Company is obligated to pay Adimab a quarterly fee of $0.6 million. For each of the years ended December 31, 2023 and 2022, the Company recognized $5.2 million of research and development expense related to the quarterly fee.

For each agreed upon research program that is commenced, the Company is obligated to pay Adimab quarterly for its services performed during a given research program at a specified full-time equivalent rate; a discovery delivery fee of $0.2 million; and an optimization completion fee of $0.2 million. For each option exercised by the Company to commercialize a specific research program, the Company is obligated to pay Adimab an exercise fee of $1.0 million. Amounts paid with respect to services performed by Adimab on the Company’s behalf in each of the research programs under the Adimab Collaboration Agreement are recognized as research and development expense as such amounts are incurred and services are rendered. During the years ended December 31, 2023 and 2022, the Company recognized $0.5 million and $1.7 million, respectively, of research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Collaboration Agreement. During the year ended December 31, 2023, the Company recognized $1.0 million, $0.2 million, and $0.2 million of IPR&D expense related to an option exercise fee, a drug delivery fee and an optimization completion fee, respectively. During the year ended December 31, 2022, the Company recognized $1.0 million and $0.4 million of IPR&D expense related to an option exercise fee and a drug delivery fee, respectively. Please refer to Note 15 for additional information.

The Company is obligated to pay Adimab up to $18.0 million upon the achievement of specified development and regulatory milestones for each product under the Adimab Collaboration Agreement that achieves such milestones. The next potential milestone under the Adimab Collaboration Agreement is a low single-digit million dollar clinical milestone, which was not considered probable under U.S. GAAP and therefore, no expense was recognized as of December 31, 2023. The Company is also obligated to pay Adimab royalties of a mid-single-digit percentage based on net sales of any product under the Adimab Collaboration Agreement, subject to reductions for third-party licenses. The royalty term will expire for each product on a country-by-country basis upon the later of (i) 12 years after the first commercial sale of such product in such country and (ii) the expiration of the last valid claim of any patent claiming composition of matter or method of making or using any antibody identified or optimized under the Adimab Collaboration Agreement in such country.

In addition, the Company is obligated to pay Adimab for Adimab’s performance of certain validation work with respect to certain antigens acquired from a third party. In consideration for this work, the Company is obligated to pay Adimab royalties of a low single-digit percentage based on net sales of products that contain such antigens for the same royalty term as antibody-based products, but the Company is not obligated to make any milestone payments for such antigen products. Through December 31, 2023, the Company had not paid any royalties to Adimab under the Adimab Collaboration Agreement.

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

Adimab Platform Transfer Agreement

In September 2022 (the “Adimab Platform Transfer Agreement Effective Date”), the Company entered into a Platform Transfer Agreement with Adimab (the “Adimab Platform Transfer Agreement”) under which the Company was granted the right under certain intellectual property of Adimab to practice certain elements of Adimab’s platform technology, including B-cell cloning using Adimab’s proprietary yeast cell lines and other antibody optimization libraries, trade secrets, protocols and software of Adimab, to discover, engineer and optimize antibodies. The Company does not have access to Adimab’s proprietary discovery libraries. The Company was also granted the right under certain intellectual property of Adimab to research, develop, make, sell and exploit such antibodies and products containing such antibodies. The Adimab platform has been transferred to the Company in accordance with the terms of the Adimab Platform Transfer Agreement. In September 2022, the Company recognized $3.0 million as IPR&D expense in connection with the upfront consideration payable for the rights assigned pursuant to the Adimab Platform Transfer Agreement.

The Company is obligated to pay Adimab an annual fee of single digit millions on each of the first four anniversaries of the Adimab Platform Transfer Agreement Effective Date, which allows the Company to receive material improvements to the platform technology, including materially improved antibody optimization libraries, updates that provide new functionality to the platform, and software upgrades, from Adimab through June 2027. The first annual fee became due in September 2023 and was paid in October 2023. During the year ended December 31, 2023, the Company recognized a portion of the first annual fee as research and development expense. Beginning in July 2027 and ending in June 2042, unless terminated earlier, the Company has the option to receive additional material improvements to the platform technology from Adimab, subject to a commercially reasonable fee to be negotiated by the parties.

The Company is obligated to pay Adimab up to $9.5 million upon the achievement of specified development and regulatory milestones for each product under the Adimab Platform Transfer Agreement that achieves such milestones. The next potential milestone under the Adimab Platform Transfer Agreement is a mid-six-digit dollar preclinical milestone, which was not considered probable under U.S. GAAP and therefore, no expense was recognized as of December 31, 2023.

In addition, the Company is obligated to pay Adimab royalties of a low single-digit percentage based on net sales of products containing an antibody discovered, engineered or optimized using Adimab’s platform technology, subject to reductions specified under the Adimab Platform Transfer Agreement. Royalties are due on a product-by-product and country-by-country basis. The royalty term will expire for each product on a country-by-country basis upon the later of (i) 12 years after the first commercial sale of such product in such country and (ii) the expiration of the last valid claim of a program antibody patent for covering the program antibody contained in such product in such country. Through December 31, 2023, the Company had not paid any royalties to Adimab under the Adimab Platform Transfer Agreement.

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

WuXi Biologics Cell Line License Agreement

In December 2020, as amended in February 2023 and March 2024, the Company entered into a Cell Line License Agreement with WuXi Biologics (Hong Kong) Limited (“WuXi Biologics”) (the “Cell Line License Agreement”), under which WuXi Biologics granted to the Company a non-exclusive, non-transferable, worldwide, royalty-bearing, sublicensable license to certain of its intellectual property, including certain patent rights associated with a proprietary cell line developed by WuXi Biologics for the exploitation of certain recombinant antibodies developed using such proprietary cell line (each, a “Licensed Product”). Each Licensed Product generated under the arrangement will be produced from a transformed or transfected version of the proprietary cell line derived by WuXi Biologics (each of such transformed or transfected cell lines, a “Licensed Cell Line”).

In December 2020, the Company recognized an upfront fee of $0.2 million upon completion of cell bank generation for the first Licensed Cell Line created under the Cell Line License Agreement. The Company is also obligated to pay royalties in the range of less than 1.0% to WuXi Biologics based on net sales of any Licensed Products manufactured by the Company or a third party on its behalf. However, if the Company uses WuXi Biologics to manufacture all of its commercial supplies for Licensed Products, no royalties would be owed by the Company to WuXi Biologics for net sales of Licensed Products. The Company has an option to buy out its royalty obligations on a Licensed Cell Line-by-Licensed Cell Line basis by making a one-time payment in the low eight-figures to WuXi Biologics. Royalties are due on a Licensed Product-by-Licensed Product basis commencing on the date of the first commercial sale of the applicable product and continuing for so long as the Company commercializes Licensed Products or, if earlier, until the Company exercises its option to buy out the royalty obligations. Through December 31, 2023, no royalties had become due to WuXi Biologics.

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

The Company concluded that the Cell Line License Agreement represented an asset acquisition of IPR&D with no alternative future use. The Cell Line License Agreement did not qualify as a business combination because substantially all of the fair value of the assets acquired was concentrated in a single asset. The Company did not recognize any IPR&D expense under the Cell Line License Agreement during the years ended December 31, 2023 or 2022.

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

Amounts incurred for services performed by TSRI under the Research Agreement were expensed to research and development expense as the services were rendered. During the year ended December 31, 2023, the Company did not recognize any research and development expense with respect to services performed under the Research Agreement as it was terminated during 2022. During the year ended December 31, 2022, the Company recognized $1.7 million of research and development expense with respect to services performed under the Research Agreement.

8. Population Health Partners

In November 2022 (the “PHP Effective Date”), the Company entered into a Master Services Agreement with Population Health Partners, L.P. (“PHP”), pursuant to which PHP agreed to provide services and create deliverables for the Company as agreed between the Company and PHP and set forth in one or more work orders under such agreement (the “PHP MSA”). The term of the PHP MSA commenced on the PHP Effective Date for an initial term of one year. The PHP MSA renews for subsequent periods, until terminated in accordance with its terms. On the PHP Effective Date, the Company and PHP entered into the first work order under the PHP MSA (the “PHP Work Order”), pursuant to which PHP agreed to advise and counsel the Company regarding clinical development and regulatory matters with respect to the Company’s product candidates. The PHP Work Order was effective for six months from the PHP Effective Date and terminated in accordance with its terms in May 2023. The PHP MSA contains customary confidentiality provisions and representations and warranties of the parties, as well as mutual non-solicitation of certain employees during the term of the PHP MSA and for a period of one year thereafter.

As compensation for the services and deliverables under the PHP Work Order, the Company paid PHP a cash fee of $0.5 million per month during the term of the PHP Work Order for an aggregate fee of $3.0 million (the “Aggregate Fee”).

During the years ended December 31, 2023 and 2022, the Company recognized $2.2 million and $0.8 million, respectively, of research and development expense related to the cash compensation paid to PHP. Please refer to Note 15 for additional information.

In addition to the cash compensation, on the PHP Effective Date, the Company issued a warrant to purchase shares of the Company’s common stock to PHP (the “PHP Warrant”). The exercise price of the PHP Warrant is $3.48 per share of the Company’s common stock, which was equal to the Nasdaq official closing price (as defined in the PHP Warrant) of a share of the Company’s common stock on the trading day immediately prior to the PHP Effective Date. The PHP Warrant is exercisable for up to an aggregate of 6,824,712 shares of the Company’s common stock, and vests in three separate tranches as follows:

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

Upon the consummation of a fundamental transaction of the Company (as defined in the PHP Warrant) on or prior to November 15, 2028, all of the shares underlying the PHP Warrant would become immediately vested and exercisable; upon the consummation of a fundamental transaction of the Company after November 15, 2028 but on or prior to November 15, 2029, the shares underlying the second and third tranches of the PHP Warrant would become immediately vested and exercisable; and upon the consummation of a fundamental transaction of the Company after November 15, 2029 but on or prior to November 15, 2030, the shares underlying the third tranche of the PHP Warrant would become immediately vested and exercisable.

Refer to Note 11 for additional information on the PHP Warrant.

Clive Meanwell, M.D. and Tamsin Berry, members of the Company’s board of directors, are Managing Partner and Limited Partner of PHP, respectively.

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

The components of operating lease expense were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Lease cost:
Operating lease cost	$1,720	$754
Variable lease cost	46	31
Total lease cost	$1,766	$785

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$1,731	$837

Future minimum lease payments under the noncancelable leases as of December 31, 2023 was as follows (in thousands):

Year Ending December 31,	Operating Lease
2024	1,521
2025	430
2026	328
2027	—
Total lease payments	2,279
Present value adjustment	(114)
Present value of operating lease liability	$2,165

As of December 31, 2023, the Company’s operating leases were measured using a weighted-average incremental borrowing rate of 6.0% over a weighted-average remaining lease term of 1.8 years.

As of December 31, 2022, the Company’s operating leases were measured using a weighted-average incremental borrowing rate of 6.0% over a weighted-average remaining lease term of 2.6 years.

The total operating liabilities are presented on the Company’s consolidated balance sheet based on maturity dates. $1.4 million is classified under “operating lease liabilities, current” for the portion due within twelve months, and $0.7 million is classified under “operating lease liabilities, non-current”.

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

During the year ended December 31, 2023, the Company committed to noncancelable purchase obligations related to commercial drug substance and drug product manufacturing under the Commercial Manufacturing Agreement. As of December 31, 2023, the total remaining contractually binding commercial drug substance and drug product purchase obligations due to WuXi Biologics was $33.9 million, which is expected to be paid in 2024. As of December 31, 2023, $24.1 million related to the contractually binding commercial drug substance and drug product batches was included in accounts payable and accrued expenses, which is expected to be paid in 2024.

During the first quarter of 2024, the Company committed to additional noncancelable purchase obligations of $24.7 million related to the procurement of materials to be used in future drug substance and drug product manufacturing under the Commercial Manufacturing Agreement.

During the first quarter of 2024, the Company committed to additional noncancelable purchase obligations of $50.3 million related to commercial drug substance and drug product manufacturing under the Commercial Manufacturing Agreement.

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

Other Contracts

The Company enters into agreements with third parties in the ordinary course of business for various products and services, including those related to research, preclinical and clinical operations, manufacturing and support, supply chain, and distribution. These contracts do not contain any material minimum purchase commitments. Certain of these agreements provide for termination rights subject to the payment of termination fees and/or wind-down costs. Under such agreements, the Company is contractually obligated to make certain payments to vendors upon early termination, primarily to reimburse them for their unrecoverable outlays incurred prior to cancellation as well as any amounts owed by the Company prior to early termination. The actual amounts the Company could pay in the future to the vendors under such agreements may differ from the purchase order amounts due to cancellation provisions. The termination fees were not probable of payment as of December 31, 2023 and 2022.

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

On January 31, 2023, a securities class action lawsuit captioned Brill v. Invivyd, Inc., et. al., Case No. 1:23-CV-10254-LTS, was filed against the Company and certain of its former officers in the U.S. District Court for the District of Massachusetts. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder on the basis of purportedly materially false and misleading statements and omissions concerning ADG20’s effectiveness against the Omicron variant of COVID-19. The complaint seeks, among other things, unspecified damages, attorneys’ fees, expert fees, and other costs. The court appointed lead plaintiffs for the action on June 28, 2023. On August 23, 2023, the lead plaintiffs filed an amended complaint that makes allegations similar to those in the original complaint and asserts the same claims against the same defendants as the original complaint. On October 19, 2023, the parties filed a joint stipulation to advise the court that the lead plaintiffs intended to seek leave to file a second amended complaint, and on November 22, 2023, the lead plaintiffs filed a second amended complaint that makes allegations similar to those in the prior complaints and asserts the same claims against the same defendants as the prior complaints. On January 12, 2024, the defendants filed a motion to dismiss the second amended complaint in its entirety. The lead plaintiffs filed an opposition to the motion to dismiss on February 26, 2024, and the defendants filed a reply in further support of their motion to dismiss on March 27, 2024.

The Company believes that is has strong defenses, and it intends to vigorously defend against this action. The lawsuit is in early stages, and, at this time, no assessment can be made as to the likely outcome or whether the outcome will be material to the Company.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to its vendors, lessors, CROs, contract development and manufacturing organizations (“CDMOs”), business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or executive officers. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company has not incurred any material costs as a result of such indemnifications and is not currently aware of any indemnification claims.

10. Common Stock

Shares Reserved for Future Issuance

As of December 31, 2023 the Company had reserved 43,048,016 shares of common stock for the exercise of outstanding stock options and the issuance of awards available for grant under the Company’s 2020 Equity Incentive Plan, 2021 Equity Incentive Plan and 2021 Employee Stock Purchase Plan (see Note 11).

Shelf Registration Statement

In September 2022, the Company filed a shelf registration statement on Form S-3 with the SEC (File No. 333-267643) and accompanying base prospectus, which was declared effective by the SEC on October 5, 2022, for the offer and sale of up to $400 million of the Company’s securities. As of December 31, 2023, $325 million of the Company's securities remained available for offer and sale under this shelf registration statement.

ATM Facility

In December 2023, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which the Company may, at its option, offer and sell shares of its common stock, with a sales value of up to $75.0 million, from time to time, through Cantor, acting as sales agent, in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act. Cantor is entitled to a commission of 3% of the gross proceeds from any sales of such shares. The Company did not sell any shares of its common stock through the year ended December 31, 2023. As of December 31, 2023, $75.0 million remained available for sale under the Sales Agreement.

In February 2024, the Company sold 9,000,000 shares of its common stock under the Sales Agreement at an average price of $4.50 per share for $39.3 million in net proceeds.

Treasury Stock

In February and June 2022, the Company repurchased 1,158,089 and 992,648 shares of unvested restricted common stock, respectively, at the original purchase price upon a termination of service during the vesting period. The shares of common stock repurchased were recorded as treasury stock in the accompanying consolidated balance sheets and consolidated statements of stockholders’ equity (deficit) as such shares were not retired. The fair value of the repurchased common stock was insignificant.

In March and September 2022, the Company retired an aggregate of 1,626,840 and 992,648 shares of common stock, respectively, held in treasury. Upon retirement, the shares were redesignated as authorized but unissued shares of the Company’s common stock.

In March 2023, the Company repurchased, and subsequently retired, 206,802 shares of unvested restricted common stock at the original purchase price upon a termination of service of an employee during the vesting period. The fair value of the repurchased common stock was insignificant. Upon retirement, the shares were redesignated as authorized but unissued shares of the Company’s common stock.

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

In October 2023, the Company repurchased 31,765 shares of unvested restricted common stock at the original purchase price upon a termination of service of an employee during the vesting period. The shares of common stock repurchased were recorded as treasury stock. The fair value of the repurchased common stock was insignificant. In December 2023, the Company retired the 31,765 shares of treasury stock. Upon retirement, the shares were redesignated as authorized but unissued shares of the Company’s common stock.

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

As of December 31, 2023, there were 4,318,810 shares authorized to be issued upon the exercise of outstanding stock option grants and no shares reserved for future issuance under the 2020 Plan.

2021 Equity Incentive Plan

In July 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective immediately prior to and contingent upon the execution of the underwriting agreement related to the Company’s IPO. The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares reserved for issuance under the 2021 Plan was equal to 35,075,122, which is the sum of 11,413,572 new shares; plus the number of shares (not to exceed 23,661,550 shares), which represents (i) the number of shares that remained available for issuance under the 2020 Plan, at the time the 2021 Plan became effective, and (ii) any shares subject to outstanding stock options or other stock awards that were granted under the 2020 Plan that are forfeited, terminate, expire or are otherwise not issued. In addition, the number of shares of the Company’s common stock reserved for issuance under the 2021 Plan will automatically increase on the first day of each calendar year pursuant to the evergreen provision thereof, beginning on January 1, 2022 and continuing through January 1, 2031, in an amount equal to 5% of the shares of common stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the board of directors. On January 1, 2022, 5,539,145 shares of common stock were automatically added to the shares authorized for issuance under the 2021 Plan pursuant to the evergreen provision thereof. The number of shares to be issued under the 2021

Plan did not increase on January 1, 2023 as determined by the Company’s board of directors. On January 1, 2024, 3,304,821 shares of common stock were added to the shares authorized for issuance under the 2021 Plan, pursuant to the evergreen provision thereof, as determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2021 Plan will be added back to the shares of common stock available for issuance under the 2021 Plan.

As of December 31, 2023, there were an aggregate of 41,996,239 shares authorized to be issued under the 2020 Plan and the 2021 Plan, which included 4,318,810 and 18,746,704 shares authorized to be issued upon the exercise of outstanding stock option grants from the 2020 Plan and 2021 Plan, respectively, and 0 and 18,930,725 shares reserved for future issuance under the 2020 Plan and 2021 Plan, respectively.

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

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	2023	2022
Expected term (in years)	5.9	6.0
Expected volatility	66.1%	71.8%
Risk-free interest rate	3.8%	2.7%
Expected dividend yield	—%	—%

Stock Option Activity

The following table summarizes the Company’s stock option activity since December 31, 2022:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2022	23,239,391	$7.01	7.9	$1,594
Granted	9,862,389	$2.36
Exercised	(1,224,330)	$0.78
Forfeited	(8,811,936)	$7.72
Outstanding at December 31, 2023	23,065,514	$5.08	8.7	$24,745
Vested and expected to vest at December 31, 2023	23,065,514	$5.08	8.7	$24,745
Options exercisable at December 31, 2023	7,371,263	$7.30	8.0	$5,195

The weighted-average grant date fair value of stock options granted during the year ended December 31, 2023 and 2022 was $1.46 and $2.79, respectively, per share.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair market value of the common stock for the options that had exercise prices lower than the estimated fair value of the Company’s common stock at December 31, 2023 and December 31, 2022.

The total intrinsic value of stock options exercised during the year ended December 31, 2023 and 2022 was $0.8 million and $1.0 million, respectively.

Early Exercise of Stock Options into Restricted Stock

The Company’s restricted stock activity during the year ended December 31, 2023 was solely due to shares of restricted common stock issued pursuant to the permitted early exercise of stock options as permitted under the 2020 Plan prior to amendments to the 2020 Plan. The 2021 Plan does not permit early exercise of stock options. Shares of common stock issued upon exercise of unvested stock options are restricted and continue to vest in accordance with the original vesting schedule applicable to the associated stock option award. The Company has the right to repurchase any unvested shares of restricted common stock, at the original purchase price, upon any voluntary or involuntary termination of the service relationship during the vesting period.

A summary of the Company’s unvested common stock from option early exercises that is subject to repurchase by the Company is as follows:

Number of Shares
Unvested restricted stock at December 31, 2022	360,333
Issued	—
Vested	(75,166)
Repurchased	(285,167)
Unvested restricted stock at December 31, 2023	—

Proceeds from the early exercise of stock options are recorded as an early-exercise liability on the consolidated balance sheets. The liability for unvested common stock subject to repurchase is then reclassified to common stock and additional paid-in capital as the Company’s repurchase right lapses. Shares issued pursuant to the early exercise of stock options are not considered to be outstanding for accounting purposes until the shares vest. As of December 31, 2023, there were no unvested shares of restricted stock remaining and therefore the liability related to the payments was $0. As of December 31, 2022, the liability related to the payments for unvested shares from early-exercised options was less than $0.1 million.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	2023	2022
Research and development	$6,240	$12,800
Selling, general and administrative	12,445	8,848
	$18,685	$21,648

As of December 31, 2023, total unrecognized stock-based compensation expense related to unvested stock-based awards was $37.6 million, which is expected to be recognized over a weighted-average period of 2.5 years.

2021 Employee Stock Purchase Plan

In July 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective immediately prior to and contingent upon the execution of the underwriting agreement related to the Company’s IPO. A total of 1,342,773 shares of common stock were initially reserved for issuance under the 2021 ESPP. There were 290,996 shares issued under the 2021 ESPP as of December 31, 2023. The number of shares of common stock that may be issued under the 2021 ESPP will automatically increase on the first day of each calendar year, pursuant to the evergreen provision thereof, beginning on January 1, 2022 and continuing through January 1, 2031, by an amount equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the calendar month before the date of each automatic increase, (ii) 2,685,546 shares and (iii) an amount determined by the Company’s board of directors. The number of shares to be issued under the 2021 ESPP did not increase on January 1, 2024 or January 1, 2023, pursuant to the evergreen provision thereof, as determined by the Company’s board of directors. The first offering under the 2021 ESPP was June 6, 2022. As of December 31, 2023, 1,051,777 shares remained available for issuance under the 2021 ESPP. During the year ended December 31, 2023, the Company recognized $0.1 million in related stock-based compensation expense.

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

There were no warrants issued during the year ended December 31, 2023. As of December 31, 2023, there were 6,824,712 warrants outstanding at a weighted average exercise price of $3.48, with a weighted-average remaining contractual term of 8.88 years.

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

12. Income Taxes

During the years ended December 31, 2023 and 2022, the Company did not record income tax benefits for the net operating losses (“NOLs”) incurred or for the research and development tax credits generated in each period, due to its uncertainty of realizing a benefit from those items. All of the Company’s operating losses since inception have been generated in the U.S.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022
Federal statutory income tax rate	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(11.0)	(3.5)
Federal research and development tax credits	(3.0)	(4.1)
Stock-based compensation	0.3	0.3
Change in deferred tax asset valuation allowance	34.8	28.3
Other	(0.1)	—
Effective income tax rate	—%	—%

The Company’s net deferred tax assets consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$76,441	$61,653
Capitalized research and development	74,115	36,550
Research and development tax credit carryforwards	24,313	16,901
Stock-based compensation expense	13,921	8,308
Warrant expense	4,781	4,066
Intangibles	4,217	2,602
Operating lease liabilities	569	871
Other	2,727	1,269
Total gross deferred tax assets	201,084	132,220
Valuation allowance	(200,385)	(131,325)
Total deferred tax assets	$699	$895
Deferred tax liabilities:
Operating lease right-of-use assets	$(585)	$(884)
Depreciation expense	(114)	(11)
Total deferred tax liabilities	(699)	(895)
Total net deferred tax assets	$—	$—

As of December 31, 2023 and 2022, the Company had U.S. federal NOL carryforwards of $318.6 million and $263.7 million, respectively, which may be available to reduce future taxable income. All of the U.S. federal NOL carryforwards have an indefinite carryforward period but are limited in their usage to 80% of annual taxable income. In addition, as of December 31, 2023, the Company had state NOL carryforwards of $153.8 million, which may be available to reduce future taxable income, of which $9.6 million have an indefinite carryforward period while the remaining $144.2 million begin to expire in 2032. As of December 31, 2023, the Company also had U.S. federal and state research and development tax credit carryforwards of $19.3 million and $6.4 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2041 and 2036, respectively.

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

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative losses since inception, expectation of future losses and lack of other positive evidence and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2023 and 2022. Management reevaluates the positive and negative evidence at each reporting period. During the years ended December 31, 2023 and 2022, the Company increased its valuation allowance by $69.1 million and $68.3 million, respectively, with such increase recognized as income tax expense, in order to maintain a full valuation allowance against its deferred tax assets, and there were no changes recorded to the allowance during the period.

The Company assesses uncertain tax positions in accordance with the guidance for accounting for uncertain tax positions. This pronouncement prescribes a recognition threshold and measurement methodology for recording within the consolidated financial statements uncertain tax positions taken, or expected to be taken, in the Company’s income tax returns. To the extent the uncertain tax positions do not meet the “more likely than not” threshold, the Company derecognizes such positions. For tax positions meeting the “more likely than not" threshold, the Company measures and records the highest probable benefit, and establishes appropriate reserves for benefits that exceed the amount likely to be sustained upon examination. As of December 31, 2023 and 2022, the Company has not recorded any uncertain tax positions or related interest and penalties.

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

13. Defined Contribution Plan

The Company maintains a 401(k) Plan (the “401(k) Plan”) for the benefit of eligible employees. The 401(k) Plan is a defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, that covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Pursuant to the terms of the 401(k) Plan, the Company is required to make non-elective contributions of 3% of eligible participants’ compensation. For both the years ended December 31, 2023 and 2022, the Company contributed $0.8 million to the 401(k) Plan.

14. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	2023	2022
Numerator:
Net loss attributable to common stockholders	$(198,643)	$(241,317)
Denominator:
Weighted-average common shares outstanding, basic and diluted	109,526,053	108,268,289
Net loss per share attributable to common stockholders, basic and diluted	$(1.81)	$(2.23)

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

	2023	2022
Stock options to purchase common stock	23,065,514	23,239,391
Unvested restricted common stock	—	360,333
Warrants to purchase common stock	6,824,712	6,824,712
	29,890,226	30,424,436

15. Related Party Transactions

As of December 31, 2023 and December 31, 2022, an aggregate of $0.7 million and $0.3 million, respectively, was due to Adimab under the Adimab Assignment Agreement, the Adimab Collaboration Agreement, the Adimab Platform Transfer Agreement and the Adimab DNA Sequencing Services Agreement (as defined below) by the Company. As of December 31, 2023 and 2022, no amounts were due to the Company from Adimab under the Adimab Assignment Agreement, the Adimab Collaboration Agreement, the Adimab Platform Transfer Agreement or the Adimab DNA Sequencing Services Agreement.

Adimab Assignment Agreement

Under the Adimab Assignment Agreement, Adimab, a principal stockholder of the Company, is entitled to receive milestone and royalty payments upon specified conditions, and receives payments from the Company for providing ongoing services under the agreement (see Note 7).

During the year ended December 31, 2023, the Company recognized $3.6 million as IPR&D expense with respect to milestones payable under the Adimab Assignment Agreement. During the year ended December 31, 2022, the Company did not recognize any IPR&D expense with respect to milestones payable under the Adimab Assignment Agreement.

During the year ended December 31, 2023, the Company did not recognize any research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Assignment Agreement. During the year ended December 31, 2022, the Company recognized $0.6 million of research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Assignment Agreement.

Adimab Collaboration Agreement

Under the Adimab Collaboration Agreement, the Company is obligated to pay Adimab for certain fees, milestones and royalty payments (see Note 7).

During both the years ended December 31, 2023 and 2022, the Company recognized $5.2 million of research and development expense related to the quarterly fee under the Adimab Collaboration Agreement.

During the years ended December 31, 2023 and 2022, the Company recognized $0.5 million and $1.7 million, respectively, of research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Collaboration Agreement.

During both the years ended December 31, 2023 and 2022, the Company recognized $1.0 million of IPR&D expense related to an option exercise fee under the Adimab Collaboration Agreement.

During the years ended December 31, 2023 and 2022, the Company recognized $0.2 million and $0.4 million, respectively, of IPR&D expense related to drug delivery fees under the Adimab Collaboration Agreement.

During the year ended December 31, 2023, the Company recognized $0.2 million of IPR&D expense related to an optimization completion fee under the Adimab Collaboration Agreement. During the year ended December 31, 2022, the Company did not recognize any IPR&D expense related to an optimization completion fee under the Adimab Collaboration Agreement.

Adimab Platform Transfer Agreement

Under the Adimab Platform Transfer Agreement, the Company is obligated to pay Adimab for certain fees, milestones and royalty payments (see Note 7).

During the year ended December 31, 2023, the Company recognized a portion of the first annual fee as research and development expense under the Adimab Platform Transfer Agreement.

During the year ended December 31, 2022, the Company recognized $3.0 million of IPR&D expense in connection with the upfront consideration payable for the rights assigned under the Adimab Platform Transfer Agreement.

Adimab DNA Sequencing Services Agreement

In May 2023, as amended in January 2024, the Company entered into a Services Agreement with Adimab for Adimab to perform DNA sequencing on yeast samples provided by the Company, and the delivery of the resulting data and information to the Company (the “Adimab DNA Sequencing Services Agreement”). In exchange for the services performed, the Company will pay Adimab a fee for each yeast-derived DNA template sample present in the well within the sequencer plate.

During the year ended December 31, 2023, the Company recognized less than $0.1 million of research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab DNA Sequencing Services Agreement.

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

During the year ended December 31, 2023, the Company did not recognize any expense related to the Mithril Group. As of December 31, 2023, no amounts were due to any member of the Mithril Group by the Company, and no amounts were due from any member of the Mithril Group to the Company.

Population Health Partners, L.P.

Under the PHP MSA and PHP Work Order, the Company was obligated to pay cash compensation for services and deliverables (see Note 8). Clive Meanwell, M.D. and Tamsin Berry, members of the Company’s board of directors, are Managing Partner and Limited Partner of PHP, respectively.

During the years ended December 31, 2023 and 2022, the Company recognized $2.2 million and $0.8 million, respectively, of research and development expense related to services performed by PHP in connection with the PHP Work Order, which terminated in accordance with its terms in May 2023.

During the year ended December 31, 2023, the Company did not recognize any warrant expense. During the year ended December 31, 2022, the Company recognized $17.4 million of warrant expense related to warrants issued to PHP in connection with the PHP Warrant.

As of December 31, 2023, no amounts were due to PHP by the Company, and no amounts were due from PHP to the Company. As of December 31, 2022, $0.8 million was due to PHP by the Company, and no amounts were due from PHP to the Company.