Form 10-Q
period 2024-03-31
Invivyd, Inc.
filed 2024-05-09
CIK 1832038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 2, 2024, the registrant had 119,315,787 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

INVIVYD, INC.

Condensed Consolidated Balance Sheets

(UNaudited)

(In thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$189,388	$200,641
Inventory	109	—
Prepaid expenses and other current assets	20,386	24,240
Total current assets	209,883	224,881
Property and equipment, net	1,901	1,896
Operating lease right-of-use assets	1,827	2,229
Other non-current assets	1,857	175
Total assets	$215,468	$229,181
Liabilities, Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,168	$7,953
Accrued expenses	34,003	40,860
Operating lease liabilities, current	1,134	1,443
Other current liability	40	35
Total current liabilities	36,345	50,291
Operating lease liabilities, non-current	625	722
Other non-current liability	—	700
Total liabilities	36,970	51,713
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Preferred stock (undesignated), $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized, 119,221,230 shares issued and outstanding at March 31, 2024; 110,160,684 shares issued and outstanding at December 31, 2023	12	11
Additional paid-in capital	954,063	909,539
Accumulated other comprehensive loss	(12)	(13)
Accumulated deficit	(775,565)	(732,069)
Total stockholders’ equity	178,498	177,468
Total liabilities, preferred stock and stockholders’ equity	$215,468	$229,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVIVYD, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(UNaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development(1)	$31,160	$27,201
Acquired in-process research and development(2)	—	825
Selling, general and administrative	14,929	11,045
Total operating expenses	46,089	39,071
Loss from operations	(46,089)	(39,071)
Other income:
Other income, net	2,593	3,750
Total other income, net	2,593	3,750
Net loss	(43,496)	(35,321)
Other comprehensive income (loss)
Unrealized gain on available-for-sale securities, net of tax	1	157
Comprehensive loss	$(43,495)	$(35,164)
Net loss per share attributable to common stockholders, basic and diluted	$(0.38)	$(0.32)
Weighted-average common shares outstanding, basic and diluted	115,618,209	108,785,519

(1)
Includes related-party amounts of $1,135 and $2,960 for the three months ended March 31, 2024 and 2023, respectively (see Note 14).
(2)
Includes related-party amounts of $0 and $375 for the three months ended March 31, 2024 and 2023, respectively (see Note 14).

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVIVYD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2022	109,044,046	$11	—	$—	$889,657	$(272)	$(533,426)	$355,970
Vesting of restricted common stock from early-exercised options	—	—	—	—	1	—	—	1
Exercise of stock options	423,203	—	—	—	459	—	—	459
Repurchase of unvested restricted common stock	(206,802)	—	206,802	—	—	—	—	—
Retirement of treasury stock	—	—	(206,802)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	5,400	—	—	5,400
Issuance of common stock under the employee stock purchase plan	55,779	—	—	—	83	—	—	83
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	157	—	157
Net loss	—	—	—	—	—	—	(35,321)	(35,321)
Balances at March 31, 2023	109,316,226	$11	—	$—	$895,600	$(115)	$(568,747)	$326,749

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2023	110,160,684	$11	—	$—	$909,539	$(13)	$(732,069)	$177,468
Stock-based compensation expense	—	—	—	—	5,379	—	—	5,379
Issuance of common stock, net of issuance costs	9,000,000	1	—	—	39,056	—	—	39,057
Issuance of common stock under the employee stock purchase plan	60,546	—	—	—	89	—	—	89
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	1		1
Net loss	—	—	—	—	—	—	(43,496)	(43,496)
Balances at March 31, 2024	119,221,230	$12	—	$—	$954,063	$(12)	$(775,565)	$178,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVIVYD, INC.

Condensed Consolidated Statements of Cash Flows

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(43,496)	$(35,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,379	5,400
Net amortization of premiums and accretion of discounts on marketable securities	—	(2,543)
Amortization of operating lease right-of-use assets	402	379
Depreciation expense	122	120
Changes in operating assets and liabilities:
Inventory	(104)	—
Prepaid expenses and other current assets	4,015	(6,269)
Other non-current assets	(1,682)	(100)
Accounts payable	(6,785)	4,430
Accrued expenses	(6,964)	(6,909)
Operating lease liabilities	(406)	(381)
Other current liabilities	5	13
Other non-current liabilities	(700)	—
Net cash used in operating activities	(50,214)	(41,181)
Cash flows from investing activities:
Maturities of marketable securities	—	75,660
Purchases of property and equipment	(140)	(624)
Net cash (used in) provided by investing activities	(140)	75,036
Cash flows from financing activities:
Proceeds from exercises of stock options	—	459
Proceeds from issuance of common stock under the employee stock purchase plan	89	83
Proceeds from issuance of common stock, net of issuance costs	39,285	—
Payments for offering costs	(273)	—
Net cash provided by financing activities	39,101	542
Net (decrease) increase in cash and cash equivalents	(11,253)	34,397
Cash and cash equivalents at beginning of period	200,641	92,076
Cash and cash equivalents at end of period	$189,388	$126,473
Supplemental disclosure of cash flow information
Deferred offering costs in accrued expenses	$133	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVIVYD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Nature of the Business and Basis of Presentation

Invivyd, Inc. (together with its consolidated subsidiaries, the “Company”), is a biopharmaceutical company devoted to delivering protection from serious viral infectious diseases, beginning with SARS-CoV-2. The Company’s proprietary INVYMAB™ platform approach combines state-of-the-art viral surveillance and predictive modeling with advanced antibody engineering. INVYMAB is designed to facilitate the rapid, serial generation of new monoclonal antibodies (“mAbs”) to address evolving viral threats.

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

In May 2024, the Company announced its intention to submit an EUA application to the FDA for pemivibart for the treatment of mild to moderate symptomatic COVID-19 in certain immunocompromised people utilizing a rapid immunobridging pathway, which was aligned in principle with the FDA and would leverage a similar approach as the Company used to achieve its current EUA for PEMGARDA for pre-exposure prophylaxis of COVID-19 in certain immunocompromised people. The immunobridging pathway for COVID-19 treatment is enabled by data from the Company’s previous Phase 2/3 clinical trial (STAMP) of adintrevimab, the prototype mAb, for the treatment of COVID-19 and data from the Company’s ongoing CANOPY Phase 3 clinical trial of VYD222 (pemivibart) for pre-exposure prophylaxis of COVID-19. The potential COVID-19 treatment EUA request would focus on the critical treatment needs of people in the U.S. who have moderate-to-severe immune compromise and for whom alternative COVID-19 treatment options are not clinically appropriate or accessible. Subsequent to the anticipated submission of an EUA request, the Company plans to initiate a compact clinical trial focused on confirmatory safety, pharmacokinetics, and clinical virology.

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

The Company is subject to a number of risks and uncertainties common to companies in the biopharmaceutical industry, including, but not limited to, completing clinical trials, the ability to raise additional capital to fund operations, obtaining regulatory authorization or approval for product candidates, risks associated with market acceptance and commercialization of products, competition from other products, protection of proprietary intellectual property, compliance with government regulations, dependence on key personnel, the ability to attract and retain qualified employees, and reliance on third-party organizations for the discovery, manufacturing, clinical and commercial success of its product candidates.

Through March 31, 2024, the Company had not generated any revenue. To date, the Company has received regulatory authorization for only one product candidate, PEMGARDA, which has not been approved, but has been authorized for emergency use by the FDA under an EUA, for pre-exposure prophylaxis of COVID-19 in certain adults and adolescent individuals (12 years of age and older weighing at least 40 kg). Beyond VYD222 (pemivibart), all of the Company’s other product candidates, other than adintrevimab, are currently in preclinical development. The Company’s additional product candidates require significant additional research and development efforts, including extensive clinical testing, and regulatory authorization or approval prior to potential commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and compliance-reporting capabilities. It is uncertain when, if ever, the Company will generate substantial revenue from product sales to be able to fund its operating expenses and capital requirements.

Substantial Doubt about Ability to Continue as a Going Concern

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from sales of convertible preferred stock, proceeds from the Company’s initial public offering (“IPO”) and net proceeds received from shares of common stock solder under the Sales Agreement (defined below). In February 2024, the Company sold 9,000,000 shares of its common stock under the Sales Agreement at an average price of $4.50 per share for $39.3 million in net proceeds.

The Company has incurred losses and negative cash flows from operations since its inception, including a net loss of $43.5 million for the three months ended March 31, 2024. As of March 31, 2024, the Company had an accumulated deficit of $775.6 million. The Company may continue to generate operating losses for the foreseeable future.

Based on current operating plans and excluding any contribution from revenues or external financing, the Company will not have sufficient cash and cash equivalents to fund its operating expenses and capital requirements beyond one year from the issuance of these condensed consolidated financial statements, and therefore, the Company has concluded that there is substantial doubt about its ability to continue as a going concern.

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

2. Summary of Significant Accounting Policies

As of March 31, 2024, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 28, 2024 (the “2023 Form 10-K”) have not changed, except as discussed below.

Inventory

Prior to receiving regulatory approval or authorization, costs related to the manufacturing of inventory are recorded as research and development expense on the Company’s consolidated statements of operations and comprehensive loss in the period incurred. In connection with the EUA for PEMGARDA in March 2024, the Company subsequently began capitalizing PEMGARDA inventory costs as it was determined that inventory costs incurred subsequent to the EUA had a probable future economic benefit.

Inventory is stated at the lower of cost or estimated net realizable value with cost determined on a first-in, first-out basis. Inventory costs include raw materials, third-party contract manufacturing, third-party packaging services, freight and overhead. The Company reduces its inventory to net realizable value for potentially excess, dated or obsolete inventory based on a quarterly assessment of the recoverability of its capitalized inventory. The Company periodically reviews inventory levels to identify what may expire prior to expected sale or has a cost basis in excess of its estimated realizable value and writes-down such inventories as appropriate as a component of costs of goods sold in the consolidated statements of operations and comprehensive loss.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2024, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023, the condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 and the condensed consolidated statements of stockholders’ equity (deficit) for the three months ended March 31, 2024 and 2023 are unaudited.

The accompanying unaudited condensed consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023, have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements. The accompanying condensed consolidated balance sheet as of December 31, 2023 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited annual consolidated financial statements, and the notes thereto, as of and for the year ended December 31, 2023, which are included in the 2023 Form 10-K.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of March 31, 2024 and December 31, 2023, the condensed consolidated results of operations for the three months ended March 31, 2024 and 2023, the condensed consolidated cash flows for the three months ended March 31, 2024 and 2023 and changes in stockholders’ equity (deficit) for the three months ended March 31, 2024 and 2023 have been made. The Company’s condensed consolidated results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires disclosure of incremental segment information on an annual and interim basis. The amendments also require companies with a single reportable segment to provide all disclosures required by this amendment and all existing segment disclosures in ASC 280, Segment Reporting. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company is currently evaluating the potential impacts of ASU 2023-07 on the consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 modifies the rules on income tax disclosures to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. The amendments are intended to address investors’ requests for income tax disclosures that provide more information to help them better understand an entity’s exposure to potential changes in tax laws and the ensuing risks and opportunities and to assess income tax information that affects cash flow forecasts and capital allocation decisions. The guidance also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The guidance is effective for all entities for annual periods beginning after December 15, 2025. All entities should apply the guidance prospectively but have the option to apply it retrospectively. Early adoption is permitted. The Company is continuing to assess the timing of adoption and the potential impacts of ASU 2023-09 on the consolidated financial statements and related disclosures.

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

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2024:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$187,690	$—	$—	$187,690
	$187,690	$—	$—	$187,690

	Fair Value Measurements at December 31, 2023:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$198,193	$—	$—	$198,193
	$198,193	$—	$—	$198,193

The money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy.

There were no changes to the valuation methods during the three months ended March 31, 2024 or 2023.

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers into or out of Level 1, Level 2 or Level 3 fair value measurements during the three months ended March 31, 2024 or 2023.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid external research, development and manufacturing costs	$15,582	$19,962
Prepaid insurance	1,141	1,770
Prepaid compensation and other	2,788	1,575
Interest receivable	875	933
	$20,386	$24,240

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued external research, development and manufacturing costs	$29,139	$28,151
Accrued professional and consultant fees	3,008	1,732
Accrued employee compensation	1,689	10,752
Other	167	225
	$34,003	$40,860

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

Amounts paid with respect to services performed by Adimab on the Company’s behalf under the Adimab Assignment Agreement are recognized as research and development expense as such amounts are incurred. During both the three months ended March 31, 2024 and 2023, the Company did not recognize any research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Assignment Agreement. Please refer to Note 14 for additional information.

The Company is obligated to pay Adimab up to $16.5 million upon the achievement of specified development and regulatory milestones for the first Product under the agreement that achieves such specified milestones and up to $8.1 million upon the achievement of specified development and regulatory milestones for the second Product under the agreement that achieves such specified milestones. The maximum aggregate amount of milestone payments payable under the agreement for any and all Products is $24.6 million, of which a total of $11.1 million has been achieved and paid as of March 31, 2024; however, milestone payments do not accrue for certain in vitro diagnostic devices consisting of or containing CoV Antibodies.

In March 2023, the Company achieved the first specified milestone for the second product candidate under the Adimab Assignment Agreement upon dosing of the first subject in a Phase 1 clinical trial evaluating VYD222, which obligated the Company to make a $0.4 million milestone payment to Adimab, which was paid in May 2023. In September 2023, the Company achieved specified milestones for the second product candidate under the Adimab Assignment Agreement upon dosing of the first subject in a pivotal clinical trial evaluating VYD222, which obligated the Company to make a $3.2 million milestone payment to Adimab, which was paid in October 2023. The next potential milestone under the Adimab Assignment Agreement is a low single-digit million-dollar regulatory milestone, which was not considered probable under U.S. GAAP and therefore, no expense was recognized as of March 31, 2024.

During the three months ended March 31, 2024, the Company did not recognize any in-process research and development (“IPR&D”) expense with respect to contingent consideration payable under the Adimab Assignment Agreement. During the three months ended March 31, 2023, the Company recognized $0.4 million of IPR&D expense with respect to contingent consideration payable under the Adimab Assignment Agreement.

The Company is obligated to pay Adimab royalties of a mid-single-digit percentage based on net sales of any Products, beginning upon the first commercial sale of a Product in accordance with the Adimab Assignment Agreement. The royalty rate is subject to reductions specified under the agreement. Royalties are due on a Product-by-Product and country-by-country basis beginning upon the first commercial sale of each Product and ending on the later of (i) 12 years after the first commercial sale of such Product in such country and (ii) the expiration of the last valid claim of a patent covering such Product in such country (the “Royalty Term”). In addition, the Company is obligated to pay Adimab royalties of a specified percentage in the range of 45% to 55% of any compulsory sublicense consideration received by the Company in lieu of certain royalty payments. Except for milestone payments of $11.1 million incurred through December 31, 2023, no other milestone, royalty or other contingent payments had become due to Adimab through March 31, 2024.

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

The Company agreed to pay Adimab a quarterly fee of $1.3 million, which could be cancelled at the Company’s option at any time. For so long as the Company was paying such quarterly fee (or earlier if (i) the Company experienced a change of control after the third anniversary of the Adimab Collaboration Agreement or (ii) Adimab owned less than a specified percentage of the Company’s equity), Adimab and its affiliates agreed not to assist or direct certain third parties to discover or optimize antibodies intended to bind to coronaviruses or influenza viruses. Under the Adimab Collaboration Agreement, the Company could also elect to decrease the scope of Adimab’s exclusivity obligations and obtain a corresponding decrease in the quarterly fee. In December 2023, the Company elected to decrease the scope of Adimab’s exclusivity obligations to cover only coronaviruses, and obtained a corresponding decrease in the quarterly fee. Effective January 2024, the Company became obligated to pay Adimab a quarterly fee of $0.6 million. During the three months ended March 31, 2024 and 2023, the Company recognized $0.6 million and $1.3 million, respectively, of research and development expense related to the quarterly fee.

For each agreed upon research program that is commenced, the Company is obligated to pay Adimab quarterly for its services performed during a given research program at a specified full-time equivalent rate; a discovery delivery fee of $0.2 million; and an optimization completion fee of $0.2 million. For each option exercised by the Company to commercialize a specific research program, the Company is obligated to pay Adimab an exercise fee of $1.0 million. Amounts paid with respect to services performed by Adimab on the Company’s behalf in each of the research programs under the Adimab Collaboration Agreement are recognized as research and development expense as such amounts are incurred and services are rendered. During the three months ended March 31, 2024, the Company did not recognize any research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Collaboration Agreement. During the three months ended March 31, 2023, the Company recognized $0.2 million of research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Collaboration Agreement. During both the three months ended March 31, 2024 and 2023, the Company did not recognize any

IPR&D expense related to drug delivery fees, optimization completion fees or option exercise fees. Please refer to Note 14 for additional information.

The Company is obligated to pay Adimab up to $18.0 million upon the achievement of specified development and regulatory milestones for each product under the Adimab Collaboration Agreement that achieves such milestones. The next potential milestone under the Adimab Collaboration Agreement is a low single-digit million-dollar clinical milestone, which was not considered probable under U.S. GAAP and therefore, no expense was recognized as of March 31, 2024. The Company is also obligated to pay Adimab royalties of a mid-single-digit percentage based on net sales of any product under the Adimab Collaboration Agreement, subject to reductions for third-party licenses. The royalty term will expire for each product on a country-by-country basis upon the later of (i) 12 years after the first commercial sale of such product in such country and (ii) the expiration of the last valid claim of any patent claiming composition of matter or method of making or using any antibody identified or optimized under the Adimab Collaboration Agreement in such country.

In addition, the Company is obligated to pay Adimab for Adimab’s performance of certain validation work with respect to certain antigens acquired from a third party. In consideration for this work, the Company is obligated to pay Adimab royalties of a low single-digit percentage based on net sales of products that contain such antigens for the same royalty term as antibody-based products, but the Company is not obligated to make any milestone payments for such antigen products. Through March 31, 2024, the Company had not paid any royalties to Adimab under the Adimab Collaboration Agreement.

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

The Company concluded that the Adimab Collaboration Agreement represented an asset acquisition of IPR&D with no alternative future use. Therefore, payments made by the Company to Adimab for milestones achieved will be recognized as IPR&D expense in the related period in which the services are performed or the related milestone is considered probable of achievement. Amounts paid with respect to services performed by Adimab on the Company’s behalf under the Adimab Collaboration Agreement are recognized as research and development expense as such amounts are incurred and services are rendered. Please refer to Note 14 for additional information.

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

The Company is obligated to pay Adimab an annual fee of single digit millions on each of the first four anniversaries of the Adimab Platform Transfer Agreement Effective Date, which allows the Company to receive material improvements to the platform technology, including materially improved antibody optimization libraries, updates that provide new functionality to the platform, and software upgrades, from Adimab through June 2027. The first annual fee became due in September 2023 and was paid in October 2023. During the three months ended March 31, 2024, the Company recognized a portion of the first annual fee as research and development expense. Beginning in July 2027 and ending in June 2042, unless terminated earlier, the Company has the option to receive additional material improvements to the platform technology from Adimab, subject to a commercially reasonable fee to be negotiated by the parties.

The Company is obligated to pay Adimab up to $9.5 million upon the achievement of specified development and regulatory milestones for each product under the Adimab Platform Transfer Agreement that achieves such milestones. The next potential milestone under the Adimab Platform Transfer Agreement is a mid-six-digit dollar preclinical milestone, which was not considered probable under U.S. GAAP and therefore, no expense was recognized as of March 31, 2024.

In addition, the Company is obligated to pay Adimab royalties of a low single-digit percentage based on net sales of products containing an antibody discovered, engineered or optimized using Adimab’s platform technology, subject to reductions specified under the Adimab Platform Transfer Agreement. Royalties are due on a product-by-product and country-by-country basis. The royalty term will expire for each product on a country-by-country basis upon the later of (i) 12 years after the first commercial sale of such product in such country and (ii) the expiration of the last valid claim of a program antibody patent for covering the program antibody contained in such product in such country. Through March 31, 2024, the Company had not paid any royalties to Adimab under the Adimab Platform Transfer Agreement.

The Company may terminate the Adimab Platform Transfer Agreement at any time upon advance written notice to Adimab. In addition, subject to certain conditions, either party may terminate the Adimab Platform Transfer Agreement in the event of a material breach by the other party that is not cured within specified periods or in connection with the other party’s insolvency.

The Company concluded that the Adimab Platform Transfer Agreement represented an asset acquisition of IPR&D with no alternative future use. Therefore, payments made by the Company to Adimab for milestones achieved will be recognized as IPR&D expense in the related period in which the services are performed or the related milestone is considered probable of achievement. Amounts paid with respect to the annual material improvement fees are recognized as research and development expense as such amounts are incurred. Please refer to Note 14 for additional information.

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

The Company is also obligated to pay royalties in the range of less than 1.0% to WuXi Biologics based on net sales of any Licensed Products manufactured by the Company or a third party on its behalf. However, if the Company uses WuXi Biologics to manufacture all of its commercial supplies for Licensed Products, no royalties would be owed by the Company to WuXi Biologics for net sales of Licensed Products. The Company has an option to buy out its royalty obligations on a Licensed Cell Line-by-Licensed Cell Line basis by making a one-time payment in the low eight-figures to WuXi Biologics. Royalties are due on a Licensed Product-by-Licensed Product basis commencing on the date of the first commercial sale of the applicable product and continuing for so long as the Company commercializes Licensed Products or, if earlier, until the Company exercises its option to buy out the royalty obligations. Through March 31, 2024, no royalties had become due to WuXi Biologics.

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

The Company concluded that the Cell Line License Agreement represented an asset acquisition of IPR&D with no alternative future use. The Cell Line License Agreement did not qualify as a business combination because substantially all of the fair value of the assets acquired was concentrated in a single asset. The Company did not recognize any IPR&D expense under the Cell Line License Agreement during the three months ended March 31, 2024. The Company recognized $0.4 million of IPR&D expense under the Cell Line License Agreement during the three months ended March 31, 2023.

7. Population Health Partners, L.P.

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

During the three months ended March 31, 2024, the Company did not recognize any research and development expense related to the cash compensation paid to PHP. During the three months ended March 31, 2023, the Company recognized $1.5 million of research and development expense related to the cash compensation paid to PHP. Please refer to Note 14 for additional information.

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

For purposes of the PHP Warrant, the term “Market Capitalization” means, with respect to a particular trading day, the total value of the outstanding shares of the Company’s common stock on such date, calculated by multiplying the Company’s volume weighted-average price for the ten (10) trading days immediately preceding such date by the Company’s total number of outstanding shares of the Company’s common stock as reflected in (i) the Company’s most recent periodic or annual report filed with the SEC (e.g., Annual Report on Form 10-K or Quarterly Report on Form 10-Q), as the case may be, (ii) a more recent public announcement by the Company or (iii) a more recent written notice by the Company or the Company’s transfer agent setting forth the number of shares of the Company's common stock outstanding.

The PHP Warrant is exercisable for ten years from the PHP Effective Date with respect to the vested portion(s) of the PHP Warrant. The PHP Warrant may be exercised by cash exercise or, at the election of PHP, by means of “cashless exercise” pursuant to a formula set forth in the PHP Warrant. The Company also granted PHP certain “piggyback” registration rights requiring the Company to register any shares of the Company’s common stock underlying the PHP Warrant for resale with the SEC, subject to the Company’s existing obligations under that certain Second Amended and Restated Investors’ Rights Agreement, dated April 16, 2021, by and among the Company and the investors party thereto, which registration rights PHP exercised in January 2024.

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

Refer to Note 10 for additional information on the PHP Warrant.

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

The components of operating lease expense were as follows (in thousands):

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2024	2023
Lease cost:
Operating lease cost	$430	$430
Variable lease cost	3	12
Total lease cost	$433	$442

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$435	$432

Future minimum lease payments under the noncancelable leases as of March 31, 2024 was as follows (in thousands):

Year Ending December 31,	Operating Lease
2024 (excluding the three months ended March 31, 2024)	1,087
2025	430
2026	328
Total lease payments	1,845
Present value adjustment	(86)
Present value of operating lease liability	$1,759

As of March 31, 2024, the Company’s operating leases were measured using a weighted-average incremental borrowing rate of 6.0% over a weighted-average remaining lease term of 1.7 years.

As of March 31, 2023, the Company’s operating leases were measured using a weighted-average incremental borrowing rate of 6.0% over a weighted-average remaining lease term of 2.3 years.

The total operating liabilities are presented on the Company’s condensed consolidated balance sheet based on maturity dates. $1.1 million is classified under “operating lease liabilities, current” for the portion due within twelve months, and $0.6 million is classified under “operating lease liabilities, non-current”.

License Agreements

The Company has entered into license agreements with Adimab and WuXi Biologics (see Note 6).

Other Agreements

In November 2022, the Company entered into the PHP MSA (see Note 7). Concurrently with the PHP MSA, the Company entered into the PHP Work Order, pursuant to which PHP agreed to advise and counsel the Company regarding clinical development and regulatory matters with respect to its product candidates. The PHP Work Order was effective for six months from November 2022 and terminated in accordance with its terms in May 2023. As compensation for the services and deliverables under the PHP Work Order, the Company paid PHP a cash fee of $0.5 million per month during the term of the PHP Work Order for an Aggregate Fee of $3.0 million.

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

Through March 31, 2024, the Company committed to noncancelable purchase obligations related to commercial drug substance and drug product manufacturing under the Commercial Manufacturing Agreement. As of March 31, 2024, the total remaining contractually binding commercial drug substance and drug product purchase obligations due to WuXi Biologics was $69.3 million, which is expected to be paid in 2024 and 2025. As of March 31, 2024, $18.4 million related to the contractually binding commercial drug substance and drug product batches was included in accounts payable and accrued expenses, which is expected to be paid in 2024.

Through March 31, 2024, the Company committed to noncancelable purchase obligations of $24.7 million related to the procurement of materials to be used in future drug substance and drug product manufacturing under the Commercial Manufacturing Agreement, which is expected to be paid in 2024.

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

Other Contracts

The Company enters into agreements with third parties in the ordinary course of business for various products and services, including those related to research, preclinical and clinical operations, manufacturing and support, supply chain, and distribution. These contracts do not contain any material minimum purchase commitments. Certain of these agreements provide for termination rights subject to the payment of termination fees and/or wind-down costs. Under such agreements, the Company is contractually obligated to make certain payments to vendors upon early termination, primarily to reimburse them for their unrecoverable outlays incurred prior to cancellation as well as any amounts owed by the Company prior to early termination. The actual amounts the Company could pay in the future to the vendors under such agreements may differ from the purchase order amounts due to cancellation provisions. The termination fees were not probable of payment as of March 31, 2024 and December 31, 2023.

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

On January 31, 2023, a securities class action lawsuit captioned Brill v. Invivyd, Inc., et. al., Case No. 1:23-CV-10254-LTS, was filed against the Company and certain of its former officers in the U.S. District Court for the District of Massachusetts. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder on the basis of purportedly materially false and misleading statements and omissions concerning ADG20’s effectiveness against the Omicron variant of COVID-19. The complaint seeks, among other things, unspecified damages, attorneys’ fees, expert fees, and other costs. The court appointed lead plaintiffs for the action on June 28, 2023. On August 23, 2023, the lead plaintiffs filed an amended complaint that makes allegations similar to those in the original complaint and asserts the same claims against the same defendants as the original complaint. On October 19, 2023, the parties filed a joint stipulation to advise the court that the lead plaintiffs intended to seek leave to file a second amended complaint, and on November 22, 2023, the lead plaintiffs filed a second amended complaint that makes allegations similar to those in the prior complaints and asserts the same claims against the same defendants as the prior complaints. On January 12, 2024, the defendants filed a motion to dismiss the second amended complaint in its entirety. The lead plaintiffs filed an opposition to the motion to dismiss on February 26, 2024, and the defendants filed a reply in further support of their motion to dismiss on March 27, 2024. The court has scheduled a hearing on the defendants’ motion to dismiss on May 10, 2024.

The Company believes that is has strong defenses, and it intends to vigorously defend against this action. The lawsuit is in early stages, and, at this time, no assessment can be made as to the likely outcome or whether the outcome will be material to the Company.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to its vendors, lessors, contract research organizations, contract development and manufacturing organizations (“CDMOs”), business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or executive officers. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company has not incurred any material costs as a result of such indemnifications and is not currently aware of any indemnification claims.

9. Common Stock

Shares Reserved for Future Issuance

As of March 31, 2024, the Company had reserved 46,292,290 shares of common stock for the exercise of outstanding stock options and the issuance of awards available for grant under the Company’s 2020 Equity Incentive Plan, 2021 Equity Incentive Plan and 2021 Employee Stock Purchase Plan (see Note 10).

Shelf Registration Statement

In September 2022, the Company filed a shelf registration statement on Form S-3 with the SEC (File No. 333-267643) and an accompanying base prospectus, which was declared effective by the SEC on October 5, 2022, for the offer and sale of up to $400 million of the Company’s securities. As of March 31, 2024, $325 million of the Company’s securities remained available for offer and sale under this shelf registration statement.

ATM Facility

In December 2023, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which the Company may, at its option, offer and sell shares of its common stock, with a sales value of up to $75.0 million, from time to time, through Cantor, acting as sales agent, in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended. Cantor is entitled to a commission of 3% of the gross proceeds from any sales of such shares.

In February 2024, the Company sold 9,000,000 shares of its common stock under the Sales Agreement at an average price of $4.50 per share for $39.3 million in net proceeds. As of March 31, 2024, $34.5 million remained available for sale under the Sales Agreement.

Treasury Stock

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

As of March 31, 2024, there were 4,298,068 shares authorized to be issued upon the exercise of outstanding stock option grants and no shares reserved for future issuance under the 2020 Plan.

2021 Equity Incentive Plan

In July 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective immediately prior to and contingent upon the execution of the underwriting agreement related to the Company’s IPO. The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares reserved for issuance under the 2021 Plan was equal to 35,075,122, which is the sum of 11,413,572 new shares; plus the number of shares (not to exceed 23,661,550 shares), which represents (i) the number of shares that remained available for issuance under the 2020 Plan, at the time the 2021 Plan became effective, and (ii) any shares subject to outstanding stock options or other stock awards that were granted under the 2020 Plan that are forfeited, terminate, expire or are otherwise not issued. In addition, the number of shares of the Company’s common stock reserved for issuance under the 2021 Plan will automatically increase on the first day of each calendar year pursuant to the evergreen provision thereof, beginning on January 1, 2022 and continuing through January 1, 2031, in an amount equal to 5% of the shares of common stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the board of directors. On January 1, 2022, 5,539,145 shares of common stock were automatically added to the shares authorized for issuance under the 2021 Plan pursuant to the evergreen provision thereof. The number of shares to be issued under the 2021 Plan did not increase on January 1, 2023 as determined by the Company’s board of directors. On January 1, 2024, 3,304,820 shares of common stock were added to the shares authorized for issuance under the 2021 Plan, pursuant to the evergreen provision thereof, as determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2021 Plan will be added back to the shares of common stock available for issuance under the 2021 Plan.

As of March 31, 2024, there were an aggregate of 45,301,059 shares authorized to be issued under the 2020 Plan and the 2021 Plan, which included 4,298,068 and 22,065,965 shares authorized to be issued upon the exercise of outstanding stock option grants from the 2020 Plan and 2021 Plan, respectively, and 0 and 18,937,026 shares reserved for future issuance under the 2020 Plan and 2021 Plan, respectively.

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

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of stock options granted:

	Three Months Ended March 31,	Three Months Ended March 31,
	2024	2023
Expected term (in years)	5.8	5.8
Expected volatility	62.8%	69.3%
Risk-free interest rate	4.0%	3.5%
Expected dividend yield	—%	—%

Stock Option Activity

The following table summarizes the Company’s stock option activity since December 31, 2023:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2023	23,065,514	$5.08	8.7	$24,745
Granted	3,647,000	$4.22
Exercised	—	$—
Forfeited	(348,481)	$6.05
Outstanding at March 31, 2024	26,364,033	$4.95	8.4	$33,249
Vested and expected to vest at March 31, 2024	26,364,033	$4.95	8.4	$33,249
Options exercisable at March 31, 2024	9,143,369	$6.79	7.4	$9,256

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2024 and 2023 was $2.53 and $1.34, respectively, per share.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair market value of the common stock for the options that had exercise prices lower than the estimated fair value of the Company’s common stock at March 31, 2024 and 2023.

The total intrinsic value of stock options exercised was $0 and $0.3 million for the three months ended March 31, 2024 and 2023, respectively.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense (service-based stock options and employee stock purchase plan) in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,	Three Months Ended March 31,
	2024	2023
Research and development	$1,677	$2,263
Selling, general and administrative	3,702	3,137
	$5,379	$5,400

As of March 31, 2024, total unrecognized stock-based compensation expense related to unvested stock-based awards was $40.2 million, which is expected to be recognized over a weighted-average period of 2.4 years.

2021 Employee Stock Purchase Plan

In July 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective immediately prior to and contingent upon the execution of the underwriting agreement related to the Company’s IPO. A total of 1,342,773 shares of common stock were initially reserved for issuance under the 2021 ESPP. There were 351,542 shares issued under the 2021 ESPP as of March 31, 2024. The number of shares of common stock that may be issued under the 2021 ESPP will automatically increase on the first day of each calendar year, pursuant to the evergreen provision thereof, beginning on January 1, 2022 and continuing through January 1, 2031, by an amount equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the calendar month before the date of each automatic increase, (ii) 2,685,546 shares and (iii) an amount determined by the Company’s board of directors. The number of shares to be issued under the 2021 ESPP did not increase on January 1, 2024 or January 1, 2023, pursuant to the evergreen provision thereof, as determined by the Company’s board of directors. The first offering under the 2021 ESPP was June 6, 2022. As of March 31, 2024, 991,231 shares remained available for issuance under the 2021 ESPP. During both the three months ended March 31, 2024 and 2023, the Company recognized less than $0.1 million in related stock-based compensation expense.

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

There were no warrants issued during the three months ended March 31, 2024. As of March 31, 2024, there were 6,824,712 warrants outstanding at a weighted-average exercise price of $3.48, with a weighted-average remaining contractual term of 8.63 years.

11. Income Taxes

For the three months ended March 31, 2024 and 2023, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period, due to its uncertainty of realizing a benefit from those items. Substantially all of the Company’s operating losses since inception have been generated in the U.S.

12. Defined Contribution Plan

The Company maintains a 401(k) Plan (the “401(k) Plan”) for the benefit of eligible employees. The 401(k) Plan is a defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, that covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Pursuant to the terms of the 401(k) Plan, the Company is required to make non-elective contributions of 3% of eligible participants’ compensation. For both the three months ended March 31, 2024 and 2023, the Company contributed $0.2 million to the 401(k) Plan.

13. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders	$(43,496)	$(35,321)
Denominator:
Weighted-average common shares outstanding, basic and diluted	115,618,209	108,785,519
Net loss per share attributable to common stockholders, basic and diluted	$(0.38)	$(0.32)

Shares of unvested restricted common stock are not considered outstanding for accounting purposes until vested and were excluded from the calculations of basic net loss per share attributable to common stockholders for the three months ended March 31, 2023. There were no shares of unvested restricted common stock for the three months ended March 31, 2024.

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

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2024	2023
Stock options to purchase common stock	26,364,033	23,883,782
Unvested restricted common stock	—	93,476
Warrants to purchase common stock	6,824,712	6,824,712
	33,188,745	30,801,970

14. Related Party Transactions

As of both March 31, 2024 and December 31, 2023, an aggregate of $0.7 million was due to Adimab under the Adimab Assignment Agreement, the Adimab Collaboration Agreement, the Adimab Platform Transfer Agreement and the Adimab DNA Sequencing Services Agreement (as defined below) by the Company. As of March 31, 2024 and December 31, 2023, no amounts were due to the Company from Adimab under the Adimab Assignment Agreement, the Adimab Collaboration Agreement, the Adimab Platform Transfer Agreement or the Adimab DNA Sequencing Services Agreement.

Adimab Assignment Agreement

Under the Adimab Assignment Agreement, Adimab, a principal stockholder of the Company, is entitled to receive milestone and royalty payments upon specified conditions and receives payments from the Company for providing ongoing services under the agreement (see Note 6).

During the three months ended March 31, 2024, the Company did not recognize any IPR&D expense with respect to milestones payable under the Adimab Assignment Agreement. During the three months ended March 31, 2023, the Company recognized $0.4 million as IPR&D expense with respect to a milestone payable under the Adimab Assignment Agreement.

During both the three months ended March 31, 2024 and 2023, the Company did not recognize any research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Assignment Agreement.

Adimab Collaboration Agreement

Under the Adimab Collaboration Agreement, the Company is obligated to pay Adimab for certain fees, milestones and royalty payments (see Note 6).

During the three months ended March 31, 2024 and 2023, the Company recognized $0.6 million and $1.3 million, respectively, of research and development expense related to the quarterly fee under the Adimab Collaboration Agreement.

During the three months ended March 31, 2024, the Company did not recognize any research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Collaboration Agreement. During the three months ended March 31, 2023, the Company recognized $0.2 million of research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Collaboration Agreement.

Adimab Platform Transfer Agreement

Under the Adimab Platform Transfer Agreement, the Company is obligated to pay Adimab for certain fees, milestones and royalty payments (see Note 6).

During the three months ended March 31, 2024, the Company recognized a portion of the first annual fee as research and development expense. During the three months ended March 31, 2023, the Company did not recognize any research and development expense in connection with the Adimab Platform Transfer Agreement.

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

During the three months ended March 31, 2024, the Company recognized less than $0.1 million of research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab DNA Sequencing Services Agreement. The Adimab DNA Sequencing Services Agreement was not effective during the three months ended March 31, 2023.

Population Health Partners, L.P.

Under the PHP MSA and PHP Work Order, the Company was obligated to pay cash compensation for services and deliverables (see Note 7). Clive Meanwell, M.D. and Tamsin Berry, members of the Company’s board of directors, are Managing Partner and Limited Partner of PHP, respectively.

During the three months ended March 31, 2023, the Company recognized $1.5 million of research and development expense related to services performed by PHP in connection with the PHP Work Order, which terminated in accordance with its terms in May 2023.

As of March 31, 2024, no amounts were due to PHP by the Company, and no amounts were due from PHP to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on March 28, 2024 (the “2023 Form 10-K”). Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to Invivyd, Inc. together with its consolidated subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, and are not guarantees of future performance. The words “may,” “anticipate,” “believe,” “could,” “expect,” “intends,” “might,” “plan,” “possible,” “potential,” “aim,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These statements speak only as of the date of this Quarterly Report on Form 10-Q and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements include, without limitation, statements about the following:

•
our plans related to the commercialization of PEMGARDA™ (pemivibart), which received emergency use authorization (“EUA”) from the U.S. Food and Drug Administration (“FDA”) in March 2024;
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
•
our commitment to delivering protection from serious viral infectious diseases, beginning with SARS-CoV-2, and our aim to develop a continuous repertoire of SARS-CoV-2 neutralizing mAbs to keep pace with viral evolution;
•
our plans regarding submission of any applications for regulatory authorization or approval of our product candidates, including our intention to submit an EUA application to the FDA for pemivibart for the treatment of mild to moderate symptomatic COVID-19 in certain immunocompromised people utilizing a rapid immunobridging pathway, and our expectations regarding potential scope and timing thereof;
•
our expectations regarding our ability to obtain and maintain regulatory authorizations or approvals for, our product candidates;
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
•
our expectations regarding our ability to continue as a going concern; and
•
our competitive position and the development of and projections relating to our competitors or our industry.

The foregoing list of forward-looking statements is not exhaustive. You should refer to the “Risk Factors” section of the 2023 Form 10-K for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Other sections of this Quarterly Report on Form 10-Q may include additional factors that could harm our business and financial performance. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. You should, however, review the factors and risks and other information we describe in the reports we file from time to time with the SEC.

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

Overview

Invivyd, Inc. is a biopharmaceutical company devoted to delivering protection from serious viral infectious diseases, beginning with SARS-CoV-2. Our proprietary INVYMAB™ platform approach combines state-of-the-art viral surveillance and predictive modeling with advanced antibody engineering. INVYMAB is designed to facilitate the rapid, serial generation of new monoclonal antibodies (“mAbs”) to address evolving viral threats.

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

In May 2024, we announced our intention to submit an EUA application to the FDA for pemivibart for the treatment of mild to moderate symptomatic COVID-19 in certain immunocompromised people utilizing a rapid immunobridging pathway, which was aligned in principle with the FDA and would leverage a similar approach as we used to achieve our current EUA for PEMGARDA for pre-exposure prophylaxis of COVID-19 in certain immunocompromised people. The immunobridging pathway for COVID-19 treatment is enabled by data from our previous Phase 2/3 clinical trial (STAMP) of adintrevimab, the prototype mAb, for the treatment of COVID-19 and data from our ongoing CANOPY Phase 3 clinical trial of VYD222 (pemivibart) for pre-exposure prophylaxis of COVID-19. The potential COVID-19 treatment EUA request would focus on the critical treatment needs of people in the U.S. who have moderate-to-severe immune compromise and for whom alternative COVID-19 treatment options are not clinically appropriate or accessible. Subsequent to the anticipated submission of an EUA request, we plan to initiate a compact clinical trial focused on confirmatory safety, pharmacokinetics, and clinical virology.

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

PEMGARDA has not been approved, but has been authorized for emergency use by the FDA under an EUA, for pre-exposure prophylaxis of COVID-19 in certain adults and adolescent individuals (12 years of age and older weighing at least 40 kg). The emergency use of PEMGARDA is only authorized for the duration of the declaration that circumstances exist justifying the authorization of the emergency use of drugs and biological products during the COVID-19 pandemic under Section 564(b)(1) of the Federal Food, Drug, and Cosmetic Act (“FDCA”), 21 U.S.C. § 360bbb-3(b)(1), unless the declaration is terminated or authorization revoked sooner.

Since our inception, we have devoted substantially all of our resources to organizing and staffing, building an intellectual property portfolio, business planning, conducting research and development, establishing and executing arrangements with third parties for the manufacture of our product candidates, and raising capital. Our focus in recent months has been and will continue to be supporting the commercialization of PEMGARDA and establishing streamlined development pathways that could enable us to efficiently introduce new or engineered mAb candidates targeting SARS-CoV-2, leveraging our INVYMAB platform approach and previously generated safety and efficacy data from our clinical trials of adintrevimab and/or pemivibart, including pursuit of a potential EUA for COVID-19 treatment in certain immunocompromised people utilizing a rapid immunobridging pathway.

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

Since our inception, we have financed our operations primarily with net proceeds of $464.7 million from sales of our preferred stock and with net proceeds of $327.5 million from our initial public offering (“IPO”). Through March 31, 2024, we had not generated any revenue from any sources, including product sales. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and commercialization of one or more of our product candidates, as they become authorized or approved. We will begin reporting PEMGARDA net product revenue with our second quarter 2024 financial results.

Since our inception, we have incurred significant losses, including a net loss of $43.5 million for the three months ended March 31, 2024. As of March 31, 2024, we had an accumulated deficit of $775.6 million. We may continue to incur significant expenses and recognize losses in the foreseeable future as we expand and progress our research and development activities, manufacturing activities and commercialization efforts. In addition, our losses from operations may fluctuate significantly from period to period depending on the timing of our clinical trials and our expenditures on other research and development activities, manufacturing activities, and commercialization efforts. Our expenses could increase substantially in connection with our ongoing activities, as we:

•
commercialize PEMGARDA;
•
initiate and conduct clinical trials of our product candidates;
•
develop product candidates in any new indications or patient populations;
•
advance our preclinical and discovery programs, including development and screening of additional antibodies;
•
seek regulatory authorization or approval for any product candidates that successfully complete clinical trials;
•
pursue coverage and reimbursement for our product candidates, if authorized or approved;
•
acquire or in-license other product candidates, intellectual property and/or technologies;
•
further develop and validate our commercial-scale current Good Manufacturing Practices (“cGMP”) manufacturing process and manufacture material under cGMP at our contracted manufacturing facilities for clinical trials and commercial sales;
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

We have implemented a go-to-market strategy, including building our own commercial and marketing organization and outsourcing to contract sales, market access and medical science liaison organizations. On March 22, 2024, we received EUA from the FDA for PEMGARDA, and as such, we will continue to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution.

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

Because of the numerous risks and uncertainties associated with pharmaceutical product development and emergence of SARS-CoV-2 variants, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. We may never obtain regulatory authorization or approval for any of our product candidates other than PEMGARDA. Even with product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

Based on current operating plans and excluding any contribution from revenues or external financing, we will not have sufficient cash and cash equivalents to fund our operating expenses and capital requirements beyond one year from the issuance date of the interim condensed consolidated financial statements in this Quarterly Report on Form 10-Q, and therefore, we have concluded that there is substantial doubt about our ability to continue as a going concern. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See the section entitled “Liquidity and Capital Resources” for more information.

Components of Our Results of Operations

Revenue

Through March 31, 2024, we had not generated any revenue from product sales or any other sources. We expect to generate revenue from sales of PEMGARDA, which received EUA from the FDA in March 2024. If our development efforts for other product candidates are also successful and result in regulatory authorization or approval or collaboration or license agreements with third parties, we may also generate revenue in the future from other product sales or payments from collaboration or license agreements that we may enter into with third parties, or any combination thereof.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher and more variable development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Our research and development expenses will increase as we continue to advance PEMGARDA and as we expect to advance VYD2311 through clinical development, including the associated manufacturing activities, pursue EUA or regulatory approval of our product candidates, and continue to discover and develop additional product candidates.

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

In June 2022, and subsequently amended in September 2022, we entered into a lease agreement for dedicated laboratory and office space in Newton, Massachusetts for research and development purposes. Through March 31, 2024, we have operated as a hybrid company with employees working at our corporate headquarters and remotely. We have not incurred material operating expenses for the rent, maintenance and insurance of facilities, or for the depreciation of fixed assets.

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

We continue to monitor the manner in which countries will enact legislation to implement the Pillar Two framework proposed by the Organisation for Economic Co-operation and Development, which proposes a 15% global corporate minimum tax. As of March 31, 2024, various countries have enacted aspects of Pillar Two while committing to enact additional aspects in future years. While we do not expect these rules to have a material impact on our effective tax rate, we continue to monitor these initiatives on a global basis.

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,	Three Months Ended March 31,
(in thousands)	2024	2023	Change
Operating expenses:
Research and development	$31,160	$27,201	$3,959
Acquired in-process research and development	—	825	(825)
Selling, general and administrative	14,929	11,045	3,884
Total operating expenses	46,089	39,071	7,018
Loss from operations	(46,089)	(39,071)	(7,018)
Other income:
Other income, net	2,593	3,750	(1,157)
Total other income, net	2,593	3,750	(1,157)
Net loss	$(43,496)	$(35,321)	$(8,175)

The following discussion presents the components of our expenses for the periods presented:

Research and Development Expenses

	Three Months Ended March 31,	Three Months Ended March 31,
(in thousands)	2024	2023	Change
Direct, external research and development expenses by program:
VYD222(1)	$18,737	$8,915	$9,822
VYD2311(2)	1,908	—	1,908
Adintrevimab	127	2,537	(2,410)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	6,738	7,296	(558)
External discovery-related and other costs	3,650	8,453	(4,803)
Total research and development expenses	$31,160	$27,201	$3,959

(1) In March 2023, we announced the nomination of VYD222 as a novel mAb therapeutic option for COVID-19.

(2) In March 2024, we announced the nomination of VYD2311 as a novel mAb therapeutic option for COVID-19.

Research and development expenses were $31.2 million for the three months ended March 31, 2024, compared to $27.2 million for the three months ended March 31, 2023. The $4.0 million increase in research and development expenses was primarily due to the following:

•
The increase in direct costs related to our VYD222 program was primarily due to a $6.9 million increase in contract manufacturing costs for commercial manufacturing and a $3.1 million increase in contract research costs for our CANOPY clinical trial. These increases were offset by a decrease of $0.2 million in other external and nonclinical expenses.
•
The increase in direct costs related to our VYD2311 program was due to the nomination of our VYD2311 product candidate in the first quarter of 2024. The costs were primarily related to contract manufacturing costs.
•
The decrease in direct costs related to our adintrevimab program of $2.4 million was due to a decrease in contract manufacturing costs and contract research costs after the nomination of our VYD222 product candidate in the first quarter of 2023.
•
The decrease in personnel-related costs of $0.6 million was primarily due to a decrease in stock-based compensation expense.
•
The decrease in external discovery-related and other costs of $4.8 million was primarily due to a $3.2 million decrease in contract manufacturing costs related to our pipeline candidates and a $1.6 million decrease in other external costs.

Acquired In-Process Research and Development (“IPR&D”) Expenses

There was no IPR&D expense recognized during the three months ended March 31, 2024.

IPR&D expenses of $0.8 million for the three months ended March 31, 2023 consisted of a $0.4 million milestone payment that became due to Adimab in March 2023 upon dosing of the first subject in a Phase 1 clinical trial evaluating VYD222 under the Adimab Assignment and License Agreement and $0.4 million in license fees due to WuXi Biologics under the Cell Line License Agreement.

Selling, General and Administrative Expenses

	Three Months Ended March 31,	Three Months Ended March 31,
(in thousands)	2024	2023	Change
Personnel related (including stock-based compensation)	$7,395	$6,267	$1,128
Professional and consultant fees	7,043	4,103	2,940
Other	491	675	(184)
Total selling, general and administrative expenses	$14,929	$11,045	$3,884

Selling, general and administrative expenses were $14.9 million for the three months ended March 31, 2024, compared to $11.0 million for the three months ended March 31, 2023. The $3.9 million increase in selling, general and administrative expenses was primarily due to the following:

•
The increase in personnel-related costs of $1.1 million was primarily due to an increase in headcount-related costs, including an increase in stock-based compensation expense.
•
The increase in professional and consultant fees of $2.9 million was primarily due to an increase in commercialization costs.
•
Other costs remained relatively consistent between periods.

Other Income

Other income was $2.6 million for the three months ended March 31, 2024, consisting primarily of interest earned on our invested cash balances.

Other income was $3.8 million for the three months ended March 31, 2023, consisting of $1.1 million of interest earned on our invested cash balances and $2.7 million of net accretion of discounts related to our marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

Through March 31, 2024, we had not generated any revenue from any sources, including from product sales, and have incurred significant operating losses and negative cash flows from operations. Although we received an EUA from the FDA for PEMGARDA in March 2024, we may continue to incur significant expenses and potential operating losses for the foreseeable future as we commercialize PEMGARDA and advance the development of our other product candidates. To date, we have financed our operations primarily with net proceeds of $464.7 million from sales of our preferred stock, and with aggregate net proceeds from our IPO in August 2021 of $327.5 million.

In December 2023, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which we may, at our option, offer and sell shares of our common stock, with a sales value of up to $75.0 million, from time to time, through Cantor, acting as sales agent, in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended. Cantor is entitled to a commission of 3% of the gross proceeds from any sales of such shares. In February 2024, we sold 9,000,000 shares of our common stock under the Sales Agreement at an average price of $4.50 per share for $39.3 million in net proceeds. As of March 31, 2024, $34.5 million remained available for sale under the Sales Agreement.

As of March 31, 2024, we had cash and cash equivalents of $189.4 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(50,214)	$(41,181)
Net cash (used in) provided by investing activities	(140)	75,036
Net cash provided by financing activities	39,101	542
Net (decrease) increase in cash and cash equivalents	$(11,253)	$34,397

Operating Activities

During the three months ended March 31, 2024, operating activities used $50.2 million of cash, primarily due to our net loss of $43.5 million and changes in our operating assets and liabilities of $12.6 million, partially offset by non-cash charges of $5.9 million. The changes in our operating assets and liabilities primarily consisted of a $7.0 million decrease in accrued expenses, a $6.8 million decrease in accounts payable, a $1.7 million increase in other non-current assets, a $0.7 million decrease in other non-current liabilities, a $0.4 million decrease in operating lease liabilities and a $0.1 million increase in inventory, partially offset by a $4.0 million decrease in prepaid expenses and other current assets. The decrease in accounts payable and accrued expenses was primarily due to the timing of vendor invoicing and payments. The decrease in prepaid expenses and other current assets was primarily due to the utilization of WuXi Biologics manufacturing prepayments and deposits.

During the three months ended March 31, 2023, operating activities used $41.2 million of cash, primarily due to our net loss of $35.3 million and changes in our operating assets and liabilities of $9.2 million, partially offset by non-cash charges of $3.3 million. The changes in our operating assets and liabilities primarily consisted of a $6.9 million decrease in accrued expenses, a $6.3 million increase in prepaid expenses and other current assets, and a $0.4 million decrease in operating lease liabilities, partially offset by a $4.4 million increase in accounts payable. The decrease in accrued expenses and the increase in accounts payable were primarily due to the timing of vendor invoicing and payments. The increase in prepaid expenses and other current assets was primarily due to up-front payments related to our Phase 1 clinical trial for VYD222 and up-front payments to WuXi Biologics for manufacturing costs.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2024 consisted of $0.1 million in purchases of property and equipment.

Net cash provided by investing activities during the three months ended March 31, 2023 consisted of $75.6 million in maturities of marketable securities, offset by $0.6 million in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2024 consisted of $39.3 million from the issuance of common stock under the Sales Agreement and $0.1 million from the issuance of common stock under the employee stock purchase plan, offset by $0.3 million in payments for offering costs related to the Sales Agreement.

Net cash provided by financing activities during the three months ended March 31, 2023 consisted of $0.4 million from exercises of stock options and $0.1 million from the issuance of common stock under the employee stock purchase plan.

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

Substantial Doubt about Ability to Continue as a Going Concern

In accordance with Accounting Standards Update 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern from the issuance date of our consolidated financial statements. Based on current operating plans and excluding any contribution from revenues or external financing, we will not have sufficient cash and cash equivalents to fund our operating expenses and capital requirements beyond one year from the issuance of these consolidated financial statements, and therefore, we have concluded that there is substantial doubt about our ability to continue as a going concern. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

Through March 31, 2024, we committed to noncancelable purchase obligations related to commercial drug substance and drug product manufacturing under the Commercial Manufacturing Services Agreement with WuXi Biologics, which was entered into in December 2020, amended and restated in August 2021 and further amended and restated in September 2023 (as amended and restated, the “Commercial Manufacturing Agreement”). As of March 31, 2024, the total remaining contractually binding commercial drug substance and drug product purchase obligations due to WuXi Biologics was $69.3 million, which is expected to be paid in 2024 and 2025. As of March 31, 2024, $18.4 million related to the contractually binding commercial drug substance and drug product batches was included in accounts payable and accrued expenses, which is expected to be paid in 2024. Through March 31, 2024, the Company committed to noncancelable purchase obligations of $24.7 million related to the procurement of materials to be used in future drug substance and drug product manufacturing under the Commercial Manufacturing Agreement, which is expected to be paid in 2024. For additional information, see Note 8 to our condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q. Other than the above noted transactions, during the three months ended March 31, 2024, there were no material changes to our contractual obligations from those described in the 2023 Form 10-K.

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the 2023 Form 10-K. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. There have been no significant changes to our critical accounting policies and estimates from those described in the 2023 Form 10-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Interim Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On January 31, 2023, a securities class action lawsuit captioned Brill v. Invivyd, Inc., et. al., Case No. 1:23-CV-10254-LTS, was filed against us and certain of our former officers in the U.S. District Court for the District of Massachusetts. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder on the basis of purportedly materially false and misleading statements and omissions concerning ADG20’s effectiveness against the Omicron variant of COVID-19. The complaint seeks, among other things, unspecified damages, attorneys’ fees, expert fees, and other costs. The court appointed lead plaintiffs for the action on June 28, 2023. On August 23, 2023, the lead plaintiffs filed an amended complaint that makes allegations similar to those in the original complaint and asserts the same claims against the same defendants as the original complaint. On October 19, 2023, the parties filed a joint stipulation to advise the court that the lead plaintiffs intended to seek leave to file a second amended complaint, and on November 22, 2023, the lead plaintiffs filed a second amended complaint that makes allegations similar to those in the prior complaints and asserts the same claims against the same defendants as the prior complaints. On January 12, 2024, the defendants filed a motion to dismiss the second amended complaint in its entirety. The lead plaintiffs filed an opposition to the motion to dismiss on February 26, 2024, and the defendants filed a reply in further support of their motion to dismiss on March 27, 2024. The court has scheduled a hearing on the defendants’ motion to dismiss on May 10, 2024.

We believe that we have strong defenses, and we intend to vigorously defend against this action. The lawsuit is in early stages, and, at this time, no assessment can be made as to the likely outcome or whether the outcome will be material to us.

Item 1A. Risk Factors.

Information regarding risks and uncertainties related to our business appears in Part I, Item 1A. “Risk Factors” of the 2023 Form 10-K. There have been no material changes from the risk factors set forth in the 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities; Use of Proceeds

We did not issue any unregistered equity securities during the three months ended March 31, 2024.

Purchases of Equity Securities by the Issuer

We did not purchase any equity securities during the three months ended March 31, 2024.

Item 5. Other Information.

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

10.1†

Amendment No. 2 to the Cell Line License Agreement by and between the Registrant and WuXi Biologics (Hong Kong) Limited, dated March 13, 2024 (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K (File No. 001-40703), filed with the Securities and Exchange Commission on March 28, 2024).

10.2+#

Employment Agreement by and between the Registrant and Julie Green, dated January 24, 2024 (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K (File No. 001-40703), filed with the Securities and Exchange Commission on March 28, 2024).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

+	Indicates management contract or compensatory plan.
†	Certain portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
#	Certain schedules to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedules will be furnished supplementally to the SEC upon request.
*	Filed herewith.
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

INVIVYD, INC.

Date: May 9, 2024	By:	/s/ Jeremy Gowler
Jeremy Gowler
Interim Chief Executive Officer, Chief Operating Officer and Chief Commercial Officer
(Principal Executive Officer)

Date: May 9, 2024	By:	/s/ William Duke, Jr.
William Duke, Jr.
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)