Form 10-Q
period 2024-06-30
Invivyd, Inc.
filed 2024-08-14
CIK 1832038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 1, 2024, the registrant had 119,442,635 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

INVIVYD, INC.

Condensed Consolidated Balance Sheets

(UNaudited)

(In thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$147,881	$200,641
Accounts receivable, net	2,888	—
Inventory, net	5,333	—
Prepaid expenses and other current assets	16,909	24,240
Total current assets	173,011	224,881
Property and equipment, net	1,772	1,896
Operating lease right-of-use assets	782	2,229
Other non-current assets	1,781	175
Total assets	$177,346	$229,181
Liabilities, Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,499	$7,953
Accrued expenses	26,822	40,860
Deferred revenue	1,681	—
Operating lease liabilities, current	681	1,443
Other current liability	21	35
Total current liabilities	36,704	50,291
Operating lease liabilities, non-current	—	722
Other non-current liability	—	700
Total liabilities	36,704	51,713
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Preferred stock (undesignated), $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized, 119,442,635 shares issued and outstanding at June 30, 2024; 110,160,684 shares issued and outstanding at December 31, 2023	12	11
Additional paid-in capital	963,454	909,539
Accumulated other comprehensive loss	(12)	(13)
Accumulated deficit	(822,812)	(732,069)
Total stockholders’ equity	140,642	177,468
Total liabilities, preferred stock and stockholders’ equity	$177,346	$229,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVIVYD, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(UNaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Product revenue, net	$2,264	$—	$2,264	$—
Total revenue	2,264	—	2,264	—
Operating costs and expenses:
Cost of product revenue	88	—	88	—
Research and development(1)	30,334	43,618	61,494	70,819
Acquired in-process research and development(2)	—	150	—	975
Selling, general and administrative	21,089	10,107	36,018	21,152
Total operating costs and expenses	51,511	53,875	97,600	92,946
Loss from operations	(49,247)	(53,875)	(95,336)	(92,946)
Other income:
Other income, net	2,000	3,647	4,593	7,397
Total other income, net	2,000	3,647	4,593	7,397
Net loss	(47,247)	(50,228)	(90,743)	(85,549)
Other comprehensive income (loss)
Unrealized gain on available-for-sale securities, net of tax	—	93	1	250
Comprehensive loss	$(47,247)	$(50,135)	$(90,742)	$(85,299)
Net loss per share attributable to common stockholders, basic and diluted	$(0.40)	$(0.46)	$(0.77)	$(0.78)
Weighted-average common shares outstanding, basic and diluted	119,362,670	109,450,071	117,490,439	109,119,630

(1)
Includes related-party amounts of $1,131 and $2,266 for the three and six months ended June 30, 2024, respectively, and $2,258 and $5,218 for the three and six months ended June 30, 2023, respectively (see Note 15).
(2)
Includes no related-party amounts for both the three and six months ended June 30, 2024, and $0 and $375 for the three and six months ended June 30, 2023, respectively (see Note 15).

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVIVYD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2022	109,044,046	$11	—	$—	$889,657	$(272)	$(533,426)	$355,970
Vesting of restricted common stock from early-exercised options	—	—	—	—	1	—	—	1
Exercise of stock options	423,203	—	—	—	459	—	—	459
Repurchase of unvested restricted common stock	(206,802)	—	206,802	—	—	—	—	—
Retirement of treasury stock	—	—	(206,802)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	5,400	—	—	5,400
Issuance of common stock under the employee stock purchase plan	55,779	—	—	—	83	—	—	83
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	157	—	157
Net loss	—	—	—	—	—	—	(35,321)	(35,321)
Balances at March 31, 2023	109,316,226	$11	—	$—	$895,600	$(115)	$(568,747)	$326,749
Vesting of restricted common stock from early-exercised options	—	—	—	—	1	—	—	1
Exercise of stock options	255,440	—	—	—	215	—	—	215
Repurchase of unvested restricted common stock	(46,600)	—	46,600	—	—	—	—	—
Retirement of treasury stock	—	—	(46,600)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	4,677	—	—	4,677
Issuance of common stock under the employee stock purchase plan	45,267	—	—	—	56	—	—	56
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	93	—	93
Net loss	—	—	—	—	—	—	(50,228)	(50,228)
Balances at June 30, 2023	109,570,333	$11	—	$—	$900,549	$(22)	$(618,975)	$281,563

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2023	110,160,684	$11	—	$—	$909,539	$(13)	$(732,069)	$177,468
Stock-based compensation expense	—	—	—	—	5,379	—	—	5,379
Issuance of common stock, net of issuance costs	9,000,000	1	—	—	39,056	—	—	39,057
Issuance of common stock under the employee stock purchase plan	60,546	—	—	—	89	—	—	89
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(43,496)	(43,496)
Balances at March 31, 2024	119,221,230	$12	—	$—	$954,063	$(12)	$(775,565)	$178,498
Stock-based compensation expense	—	—	—	—	9,128	—	—	9,128
Exercise of stock options	172,223	—	—	—	188	—	—	188
Issuance of common stock under the employee stock purchase plan	49,182	—	—	—	75	—	—	75
Net loss	—	—	—	—	—	—	(47,247)	(47,247)
Balances at June 30, 2024	119,442,635	$12	—	$—	$963,454	$(12)	$(822,812)	$140,642

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVIVYD, INC.

Condensed Consolidated Statements of Cash Flows

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(90,743)	$(85,549)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	13,868	10,077
Net amortization of premiums and accretion of discounts on marketable securities	—	(4,564)
Amortization of operating lease right-of-use assets	788	763
Depreciation expense	250	241
Changes in operating assets and liabilities:
Accounts receivable	(2,888)	—
Inventory	(2,636)	—
Prepaid expenses and other current assets	7,427	(6,630)
Other non-current assets	(1,606)	(100)
Accounts payable	(594)	2,629
Accrued expenses	(15,821)	5,334
Deferred revenue	1,681	—
Operating lease liabilities	(825)	(767)
Other current liabilities	(14)	(6)
Other non-current liabilities	(700)	—
Net cash used in operating activities	(91,813)	(78,572)
Cash flows from investing activities:
Purchases of marketable securities	—	(91,202)
Maturities of marketable securities	—	199,448
Purchases of property and equipment	(140)	(615)
Net cash (used in) provided by investing activities	(140)	107,631
Cash flows from financing activities:
Proceeds from exercises of stock options	188	674
Proceeds from issuance of common stock under the employee stock purchase plan	164	139
Proceeds from issuance of common stock, net of issuance costs	39,285	—
Payments for offering costs	(444)	—
Payments for repurchases of unvested restricted common stock	—	(1)
Net cash provided by financing activities	39,193	812
Net (decrease) increase in cash and cash equivalents	(52,760)	29,871
Cash and cash equivalents at beginning of period	200,641	92,076
Cash and cash equivalents at end of period	$147,881	$121,947

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

In July 2024, the Company submitted a request to the FDA to amend the EUA for PEMGARDA, for the treatment of mild-to-moderate symptomatic COVID-19 in certain immunocompromised patients. The submission utilizes a rapid immunobridging pathway previously aligned in principle with the FDA. The EUA amendment request is based on positive immunobridging analyses of pemivibart versus comparator mAbs and data from the Company’s ongoing CANOPY Phase 3 clinical trial in participants with moderate-to-severe immune compromise. The COVID-19 treatment EUA request focuses on the critical treatment needs of people in the U.S. who have moderate-to-severe immune compromise and for whom alternative COVID-19 treatment options are not clinically appropriate or accessible.

PEMGARDA is the Company’s first mAb in a planned series of innovative mAb candidates designed to keep pace with SARS-CoV-2 viral evolution. As the SARS-CoV-2 virus evolves over time, the Company anticipates leveraging its INVYMAB platform approach to periodically introduce new or engineered mAb candidates, an approach that would be analogous to the periodic updates made to influenza and COVID-19 vaccines. In January 2024, the Company nominated VYD2311, a mAb optimized for neutralization potency against prominent SARS-CoV-2 variants, as a drug candidate, and the Company expects it will be the next pipeline program to advance into clinical development. In May 2024, the Company announced general alignment with the FDA on an expedient, repeatable immunobridging pathway to future potential EUAs for serial, novel mAbs for the prevention and treatment of symptomatic COVID-19. This pathway provides the company with the opportunity to rapidly, efficiently, and durably deliver high value medicines that prevent and treat symptomatic COVID-19 in vulnerable populations. In addition to developing candidates for COVID-19, the Company expects to apply its INVYMAB platform approach to produce lead molecules for other viral diseases, such as influenza.

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

To date, the Company has received regulatory authorization for only one product candidate, PEMGARDA, which has not been approved, but has been authorized for emergency use by the FDA under an EUA, for pre-exposure prophylaxis of COVID-19 in certain adults and adolescent individuals (12 years of age and older weighing at least 40 kg). Beyond VYD222 (pemivibart) and VYD2311, all of the Company’s other product candidates, other than adintrevimab, are currently in preclinical development. The Company’s additional product candidates require significant additional research and development efforts, including extensive clinical testing, and regulatory authorization or approval prior to potential commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and compliance-reporting capabilities. It is uncertain when, if ever, the Company will generate substantial revenue from product sales to be able to fund its operating expenses and capital requirements.

Substantial Doubt about Ability to Continue as a Going Concern

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from sales of convertible preferred stock, proceeds from the Company’s initial public offering (“IPO”) and net proceeds received from shares of common stock sold under the Sales Agreement (as defined below). In February 2024, the Company sold 9,000,000 shares of its common stock under the Sales Agreement at an average price of $4.50 per share for $39.3 million in net proceeds. After receiving EUA in March 2024, the Company has also funded its operations from sales of PEMGARDA.

The Company has incurred losses and negative cash flows from operations since its inception, including a net loss of $90.7 million for the six months ended June 30, 2024. As of June 30, 2024, the Company had an accumulated deficit of $822.8 million. The Company may continue to generate operating losses for the foreseeable future.

Based on current operating plans and excluding any contribution from future revenues or external financing, the Company will not have sufficient cash and cash equivalents to fund its operating expenses and capital requirements beyond one year from the issuance of these condensed consolidated financial statements, and therefore, the Company has concluded that there is substantial doubt about its ability to continue as a going concern.

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

2. Summary of Significant Accounting Policies

As of June 30, 2024, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 28, 2024 (the “2023 Form 10-K”) have not changed, except as discussed below.

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

Concentrations of Credit Risk, Significant Suppliers and License Rights

Financial instruments that potentially expose the Company to concentrations of credit risk consist of cash, cash equivalents and accounts receivable.

As of June 30, 2024, the Company invested its excess cash in money market funds that are subject to minimal credit and market risks. The Company maintains its existing cash and cash equivalents at three accredited financial institutions that it believes are creditworthy. From time to time, these deposits may exceed federally insured limits. The Company has not experienced any losses historically in these accounts. Accordingly, the Company does not believe it is exposed to unusual credit risk related to its existing cash and cash equivalents beyond the normal credit risk associated with commercial banking relationships.

As of June 30, 2024, the Company had one third-party logistics distribution agent under the temporary title model which accounted for all of the Company’s net product revenue (see “Revenue Recognition” for additional information).

The Company is dependent on third-party organizations to manufacture and process its product candidates for its research and development programs. In particular, the Company relies on a single third-party contract manufacturer to produce and process its product candidates and to manufacture supply of its product candidates for preclinical and clinical activities. The Company also currently relies on this same third-party contract manufacturer for any anticipated requirements of commercial supply, including both drug substance and drug product (see Note 9). The Company expects to continue to be dependent on a small number of third-party organizations to supply it with its requirements for all product candidates. The Company’s research and development programs, including any associated commercialization efforts, could be adversely affected by a significant interruption in the supply of the necessary materials.

The Company is dependent on a limited number of third parties that provide license rights used by the Company in the development and commercialization of its product candidates and programs. Through June 30, 2024, the Company’s research and development programs primarily relate to rights conveyed by Adimab (see Note 7). The Company could experience delays in the development and commercialization of its product candidates and programs if the Adimab agreements or any other license agreement utilized in the Company’s research and development activities is terminated, if the Company fails to meet the obligations required under its arrangements, or if the Company is unable to successfully secure new strategic alliances or licensing agreements.

Accounts Receivable

Accounts receivable as of June 30, 2024 is comprised of $2.9 million of PEMGARDA product sales to the Title Company (as defined below) (see “Revenue Recognition” for additional information).

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606 - Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, an entity recognizes revenue when or as performance obligations are satisfied by transferring control of promised goods or services to the customer, in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services.

To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. At contract inception, the Company assesses the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Product Revenue, Net

Following EUA from the FDA in March 2024, the Company began generating product revenue from sales of PEMGARDA in April 2024.

The Company entered into a third-party logistics distribution agreement (the “3PL Agreement”) to engage a logistics distribution agent (the “3PL Agent”) to distribute the Company’s products to its customers. The 3PL Agent provides services to the Company that include storage, distribution, processing product returns, customer service support, logistics support, electronic data interface and system access support. Revenue is recognized when or as performance obligations are satisfied by transferring control of promised goods to a customer.

To date, the Company applied for mandatory distribution licenses that some states require in order for the Company to sell its product throughout the U.S. In order for the Company to execute sales in the U.S. prior to obtaining such licenses, the Company and an affiliate of the 3PL Agent (the “Title Company”) entered into a Temporary Title Model Agreement (the “Temporary Title Model Agreement”), which was an amendment to the 3PL Agreement, so that the Title Company may purchase and take title to the product and sell the product to the specialty distributors who have contracted to purchase the product from the Company. Although under the Temporary Title Model Agreement, the Title Company takes title to the product, the economic substance of the transaction provides that the Title Company does not possess the risk of loss or participate in the significant risks and rewards of ownership of the product or have the ability to control, direct the use of, and obtain substantially all of the remaining benefits from the product. Accordingly, the Company does not recognize revenue upon the transfer of the goods at the time of sale to the Title Company and recognizes revenue when the goods are sold from the Title Company to the specialty distributors.

In July 2024, the Company obtained nearly all of the necessary state distribution licenses to sell its products throughout the U.S. and, after a customary period of notice to the Title Company, intends to cease using the Temporary Title Model Agreement process in the third quarter of 2024.

Product revenues are recorded net of applicable reserves for variable consideration, including discounts and allowances.

Discounts and Allowances

The Company records reserves, based on contractual terms, for the following components of variable consideration related to product sold during the reporting period, as well as its estimate of product that remains in the distribution channel inventory of its customers at the end of the reporting period, if applicable. On a quarterly basis, the Company updates its estimates, if necessary, and records any material adjustments in the period they are identified.

Trade Discounts and Distributor Fees

The Company provides customary discounts on PEMGARDA sales for prompt payment, the terms of which are explicitly stated in its contracts. The Company also pays fees to specialty distributors for sales order management, data, and distribution services, the terms of which are also explicitly stated in its contracts. Such fees are not for a distinct good or service and, accordingly, are recorded as a reduction of revenue, as well as a reduction to accounts receivable (trade discounts) or as a component of accrued expenses (distributor fees).

Government Chargebacks and Rebates

The Company is subject to discount obligations under its contract with the Department of Veterans Affairs. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included as a component of accrued expenses.

Product Returns

The Company offers a right of return for purchased units of PEMGARDA for damage, defect, recall, and/or product expiry, provided the product expiry is within a specified period as set forth in the Company’s return goods policy. The Company estimates the amount of product sales that will be returned using quantitative and qualitative considerations. Reserves for estimated returns are recorded as a reduction of product revenue in the period that the related revenue is recognized, as well as a component of accrued expenses.

Other Incentives

Other incentives include a co-pay assistance program for eligible patients with commercial insurance in the U.S. The co-pay assistance program assists certain commercially insured patients by reducing each participating patient’s financial responsibility for the purchase price, up to a specified dollar amount of assistance.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2024, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023, the condensed consolidated statements of cash flows for the three and six months ended June 30, 2024 and 2023 and the condensed consolidated statements of stockholders’ equity (deficit) for the three and six months ended June 30, 2024 and 2023 are unaudited.

The accompanying unaudited condensed consolidated financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023, have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements. The accompanying condensed consolidated balance sheet as of December 31, 2023 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited annual consolidated financial statements, and the notes thereto, as of and for the year ended December 31, 2023, which are included in the 2023 Form 10-K.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of June 30, 2024 and December 31, 2023, the condensed consolidated results of operations for the three and six months ended June 30, 2024 and 2023, the condensed consolidated cash flows for the three and six months ended June 30, 2024 and 2023 and changes in stockholders’ equity (deficit) for the three and six months ended June 30,

2024 and 2023 have been made. The Company’s condensed consolidated results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024.

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

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2024:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$133,344	$—	$—	$133,344
	$133,344	$—	$—	$133,344

	Fair Value Measurements at December 31, 2023:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$198,193	$—	$—	$198,193
	$198,193	$—	$—	$198,193

The money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy.

There were no changes to the valuation methods during the three and six months ended June 30, 2024 or 2023.

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers into or out of Level 1, Level 2 or Level 3 fair value measurements during the three and six months ended June 30, 2024 or 2023.

4. Inventory

The following table presents inventories (in thousands):

	June 30, 2024	December 31, 2023
Work in process	$5,274	$—
Finished goods	59	—
	$5,333	$—

The Company did not have any inventory as of December 31, 2023.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid external research, development and manufacturing costs	$12,234	$19,962
Prepaid insurance	815	1,770
Prepaid compensation and other	2,805	1,575
Prepaid inventory	416	—
Interest receivable	639	933
	$16,909	$24,240

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued external research, development and manufacturing costs	$19,234	$28,151
Accrued professional and consultant fees	2,135	1,732
Accrued employee compensation	2,799	10,752
Accrued inventory	2,058	—
Other	596	225
	$26,822	$40,860

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

Amounts paid with respect to services performed by Adimab on the Company’s behalf under the Adimab Assignment Agreement are recognized as research and development expense as such amounts are incurred. During the three and six months ended June 30, 2024 and 2023, the Company did not recognize any research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Assignment Agreement. Please refer to Note 15 for additional information.

The Company is obligated to pay Adimab up to $16.5 million upon the achievement of specified development and regulatory milestones for the first Product under the agreement that achieves such specified milestones and up to $8.1 million upon the achievement of specified development and regulatory milestones for the second Product under the agreement that achieves such specified milestones. The maximum aggregate amount of milestone payments payable under the agreement for any and all Products is $24.6 million, of which a total of $11.1 million has been achieved and paid as of June 30, 2024; however, milestone payments do not accrue for certain in vitro diagnostic devices consisting of or containing CoV Antibodies.

In March 2023, the Company achieved the first specified milestone for the second product candidate under the Adimab Assignment Agreement upon dosing of the first subject in a Phase 1 clinical trial evaluating VYD222, which obligated the Company to make a $0.4 million milestone payment to Adimab, which was paid in May 2023. In September 2023, the Company achieved specified milestones for the second product candidate under the Adimab Assignment Agreement upon dosing of the first subject in a pivotal clinical trial evaluating VYD222, which obligated the Company to make a $3.2 million milestone payment to Adimab, which was paid in October 2023. The next potential milestone under the Adimab Assignment Agreement is a low single-digit million-dollar regulatory milestone, which was not considered probable under U.S. GAAP and therefore, no expense was recognized as of June 30, 2024.

During both the three and six months ended June 30, 2024, the Company did not recognize any in-process research and development (“IPR&D”) expense with respect to contingent consideration payable under the Adimab Assignment Agreement. During the three and six months ended June 30, 2023, the Company recognized $0 and $0.4 million, respectively, of IPR&D expense with respect to contingent consideration payable under the Adimab Assignment Agreement.

The Company is obligated to pay Adimab royalties of a mid-single-digit percentage based on net sales of any Products, beginning upon the first commercial sale of a Product in accordance with the Adimab Assignment Agreement. The royalty rate is subject to reductions specified under the agreement. Royalties are due on a Product-by-Product and country-by-country basis beginning upon the first commercial sale of each Product and ending on the later of (i) 12 years after the first commercial sale of such Product in such country and (ii) the expiration of the last valid claim of a patent covering such Product in such country (the “Royalty Term”). In addition, the Company is obligated to pay Adimab royalties of a specified percentage in the range of 45% to 55% of any compulsory sublicense consideration received by the Company in lieu of certain royalty payments. Except for milestone payments of $11.1 million incurred through December 31, 2023, no other milestone, royalty or other contingent payments have been paid to or have been earned by Adimab through June 30, 2024.

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

The Company agreed to pay Adimab a quarterly fee of $1.3 million, which could be cancelled at the Company’s option at any time. For so long as the Company was paying such quarterly fee (or earlier if (i) the Company experienced a change of control after the third anniversary of the Adimab Collaboration Agreement or (ii) Adimab owned less than a specified percentage of the Company’s equity), Adimab and its affiliates agreed not to assist or direct certain third parties to discover or optimize antibodies intended to bind to coronaviruses or influenza viruses. Under the Adimab Collaboration Agreement, the Company could also elect to decrease the scope of Adimab’s exclusivity obligations and obtain a corresponding decrease in the quarterly fee. In December 2023, the Company elected to decrease the scope of Adimab’s exclusivity obligations to cover only coronaviruses and obtained a corresponding decrease in the quarterly fee. Effective January 2024, the Company became obligated to pay Adimab a quarterly fee of $0.6 million. During the three and six months ended June 30, 2024 the Company recognized $0.6 million and $1.2 million, respectively, of research and development expense related to the quarterly fee. During the three and six months ended June 30, 2023, the Company recognized $1.3 million and $2.6 million, respectively, of research and development expense related to the quarterly fee.

For each agreed upon research program that is commenced, the Company is obligated to pay Adimab quarterly for its services performed during a given research program at a specified full-time equivalent rate; a discovery delivery fee of $0.2 million; and an optimization completion fee of $0.2 million. For each option exercised by the Company to commercialize a specific research program, the Company is obligated to pay Adimab an exercise fee of $1.0 million. Amounts paid with respect to services performed by Adimab on the Company’s behalf in each of the research programs under the Adimab Collaboration Agreement are recognized as research and development expense as such amounts are incurred and services are rendered. During both the three and six months ended June 30, 2024, the Company did not recognize any research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Collaboration Agreement. During the three and six months ended June 30, 2023, the Company recognized $0.2 million and $0.4 million, respectively, of research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Collaboration Agreement. During the three and six months ended June 30, 2024 and 2023, the Company did not recognize any IPR&D expense related to drug delivery fees, optimization completion fees or option exercise fees. Please refer to Note 15 for additional information.

The Company is obligated to pay Adimab up to $18.0 million upon the achievement of specified development and regulatory milestones for each product under the Adimab Collaboration Agreement that achieves such milestones. The next potential milestone under the Adimab Collaboration Agreement is a low single-digit million-dollar clinical milestone, which was not considered probable under U.S. GAAP and therefore, no expense was recognized as of June 30, 2024. The Company is also obligated to pay Adimab royalties of a mid-single-digit percentage based on net sales of any product under the Adimab Collaboration Agreement, subject to reductions for third-party licenses. The royalty term will expire for each product on a country-by-country basis upon the later of (i) 12 years after the first commercial sale of such product in such country and (ii) the expiration of the last valid claim of any patent claiming composition of matter or method of making or using any antibody identified or optimized under the Adimab Collaboration Agreement in such country.

In addition, the Company is obligated to pay Adimab for Adimab’s performance of certain validation work with respect to certain antigens acquired from a third party. In consideration for this work, the Company is obligated to pay Adimab royalties of a low single-digit percentage based on net sales of products that contain such antigens for the same royalty term as antibody-based products, but the Company is not obligated to make any milestone payments for such antigen products. Through June 30, 2024, no royalty payments have been paid to or have been earned by Adimab under the Adimab Collaboration Agreement.

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

The Company is obligated to pay Adimab an annual fee of single digit millions on each of the first four anniversaries of the Adimab Platform Transfer Agreement Effective Date, which allows the Company to receive material improvements to the platform technology, including materially improved antibody optimization libraries, updates that provide new functionality to the platform, and software upgrades, from Adimab through June 2027. The first annual fee became due in September 2023 and was paid in October 2023. During the three and six months ended June 30, 2024, the Company recognized a portion of the first annual fee as research and development expense. Beginning in July 2027 and ending in June 2042, unless terminated earlier, the Company has the option to receive additional material improvements to the platform technology from Adimab, subject to a commercially reasonable fee to be negotiated by the parties.

The Company is obligated to pay Adimab up to $9.5 million upon the achievement of specified development and regulatory milestones for each product under the Adimab Platform Transfer Agreement that achieves such milestones. The next potential milestone under the Adimab Platform Transfer Agreement is a mid-six-digit dollar preclinical milestone, which was not considered probable under U.S. GAAP and therefore, no expense was recognized as of June 30, 2024.

In addition, the Company is obligated to pay Adimab royalties of a low single-digit percentage based on net sales of products containing an antibody discovered, engineered or optimized using Adimab’s platform technology, subject to reductions specified under the Adimab Platform Transfer Agreement. Royalties are due on a product-by-product and country-by-country basis. The royalty term will expire for each product on a country-by-country basis upon the later of (i) 12 years after the first commercial sale of such product in such country and (ii) the expiration of the last valid claim of a program antibody patent for covering the program antibody contained in such product in such country. Through June 30, 2024, no royalty payments have been paid to or have been earned by Adimab under the Adimab Platform Transfer Agreement.

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

The Company is also obligated to pay royalties in the range of less than 1.0% to WuXi Biologics based on net sales of any Licensed Products manufactured by the Company or a third party on its behalf. However, if the Company uses WuXi Biologics to manufacture all of its commercial supplies for Licensed Products, no royalties would be owed by the Company to WuXi Biologics for net sales of Licensed Products. The Company has an option to buy out its royalty obligations on a Licensed Cell Line-by-Licensed Cell Line basis by making a one-time payment in the low eight-figures to WuXi Biologics. Royalties are due on a Licensed Product-by-Licensed Product basis commencing on the date of the first commercial sale of the applicable product and continuing for so long as the Company commercializes Licensed Products or, if earlier, until the Company exercises its option to buy out the royalty obligations. Through June 30, 2024, no royalties had become due to WuXi Biologics.

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

The Company concluded that the Cell Line License Agreement represented an asset acquisition of IPR&D with no alternative future use. The Cell Line License Agreement did not qualify as a business combination because substantially all of the fair value of the assets acquired was concentrated in a single asset. The Company did not recognize any IPR&D expense under the Cell Line License Agreement during the three and six months ended June 30, 2024. The Company recognized $0.2 million and $0.6 million of IPR&D expense under the Cell Line License Agreement during the three and six months ended June 30, 2023, respectively.

8. Population Health Partners, L.P.

In November 2022 (the “PHP Effective Date”), the Company entered into a Master Services Agreement with Population Health Partners, L.P. (“PHP”), pursuant to which PHP agreed to provide services and create deliverables for the Company as agreed between the Company and PHP and set forth in one or more work orders under such agreement (the “PHP MSA”). The term of the PHP MSA commenced on the PHP Effective Date for an initial term of one year. The PHP MSA renewed for subsequent periods, until terminated in accordance with its terms. The PHP MSA was terminated effective in July 2024. On the PHP Effective Date, the Company and PHP entered into the first work order under the PHP MSA (the “PHP Work Order”), pursuant to which PHP agreed to advise and counsel the Company regarding clinical development and regulatory matters with respect to the Company’s product candidates. The PHP Work Order was effective for six months from the PHP Effective Date and terminated in accordance with its terms in May 2023. The PHP MSA contained customary confidentiality provisions and representations and warranties of the parties, as well as mutual non-solicitation of certain employees during the term of the PHP MSA and for a period of one year thereafter.

As compensation for the services and deliverables under the PHP Work Order, the Company paid PHP a cash fee of $0.5 million per month during the term of the PHP Work Order for an aggregate fee of $3.0 million (the “Aggregate Fee”).

During the three and six months ended June 30, 2024, the Company did not recognize any research and development expense related to the cash compensation paid to PHP. During the three and six months ended June 30, 2023, the Company recognized $0.8 million and $2.3 million, respectively, of research and development expense related to the cash compensation paid to PHP. Please refer to Note 15 for additional information.

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

Tamsin Berry, a member of the Company’s board of directors, is a Limited Partner of PHP.

9. Commitments and Contingencies

Operating Lease Commitments

In September 2021, the Company entered into a five-year noncancelable facilities lease agreement for approximately 9,600 square feet of office space in Waltham, Massachusetts, which provides for monthly rental payments, including base rent charges of $0.4 million per year, subject to periodic rent increases, and the Company’s proportionate share of operating expenses.

In June 2022, the Company entered into a two-year noncancelable agreement for dedicated laboratory and office space in Newton, Massachusetts, which was amended in September 2022 (the “Newton, MA Lease”). Pursuant to the amended Newton, MA Lease, the Company entered into a two-year noncancelable agreement for new dedicated laboratory and office space in Newton, Massachusetts, on the same campus as, and in lieu of, the space leased under the original lease. The Company took occupancy of the new dedicated laboratory and office space in December 2022. The amended Newton, MA Lease provides for monthly rental payments, including base rent charges of $1.3 million per year, and a month-to-month extension after completion of the initial two-year term extending through November 2024, with base rent calculated on the then-market rate with three months’ prior notice.

The components of operating lease expense were as follows (in thousands):

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For The Six Months Ended June 30,
	2024	2023	2024	2023
Lease cost:
Operating lease cost	$431	$430	$861	$860
Variable lease cost	4	11	7	23
Total lease cost	$435	$441	$868	$883

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$435	$432	$869	$864

Future minimum lease payments under the noncancelable leases as of June 30, 2024 was as follows (in thousands):

Year Ending December 31,	Operating Lease
2024 (excluding the six months ended June 30, 2024)	652
2025	36
Total lease payments	688
Present value adjustment	(7)
Present value of operating lease liability	$681

As of June 30, 2024, the Company’s operating leases were measured using a weighted-average incremental borrowing rate of 6.0% over a weighted-average remaining lease term of 0.5 years.

As of June 30, 2023, the Company’s operating leases were measured using a weighted-average incremental borrowing rate of 6.0% over a weighted-average remaining lease term of 2.2 years.

The total operating liabilities are presented on the Company’s condensed consolidated balance sheet based on maturity dates. $0.7 million is classified under “operating lease liabilities, current” for the portion due within twelve months. There was no operating lease liability classified under “operating lease liabilities, non-current”.

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

Through June 30, 2024, the Company committed to noncancelable purchase obligations related to commercial drug substance and drug product manufacturing under the Commercial Manufacturing Agreement. As of June 30, 2024, the total remaining contractually binding commercial drug substance and drug product purchase obligations due to WuXi Biologics was $52.6 million, which is expected to be paid in 2024 and 2025. As of June 30, 2024, $15.6 million related to the contractually binding commercial drug substance and drug product batches was included in accounts payable and accrued expenses, which is expected to be paid in 2024.

Through June 30, 2024, the Company committed to noncancelable purchase obligations related to the procurement of materials to be used in future drug substance and drug product manufacturing under the Commercial Manufacturing Agreement. As of June 30, 2024, the total remaining contractually binding purchase obligations due to WuXi Biologics was $24.7 million, which is expected to be paid in 2024 and 2025. As of June 30, 2024, $6.0 million related to the procurement of materials to be used in future drug substance and drug product manufacturing was included in accounts payable and accrued expenses, which is expected to be paid in 2024.

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

Other Contracts

The Company enters into agreements with third parties in the ordinary course of business for various products and services, including those related to research, preclinical and clinical operations, manufacturing and support, supply chain, and distribution. These contracts do not contain any material minimum purchase commitments. Certain of these agreements provide for termination rights subject to the payment of termination fees and/or wind-down costs. Under such agreements, the Company is contractually obligated to make certain payments to vendors upon early termination, primarily to reimburse them for their unrecoverable outlays incurred prior to cancellation as well as any amounts owed by the Company prior to early termination. The actual amounts the Company could pay in the future to the vendors under such agreements may differ from the purchase order amounts due to cancellation provisions. The termination fees were not probable of payment as of June 30, 2024 and December 31, 2023.

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

On January 31, 2023, a securities class action lawsuit captioned Brill v. Invivyd, Inc., et. al., Case No. 1:23-CV-10254-LTS, was filed against the Company and certain of its former officers in the U.S. District Court for the District of Massachusetts. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder on the basis of purportedly materially false and misleading statements and omissions concerning ADG20’s effectiveness against the Omicron variant of COVID-19. The complaint seeks, among other things, unspecified damages, attorneys’ fees, expert fees, and other costs. The court appointed lead plaintiffs for the action on June 28, 2023. On August 23, 2023, the lead plaintiffs filed an amended complaint that makes allegations similar to those in the original complaint and asserts the same claims against the same defendants as the original complaint. On October 19, 2023, the parties filed a joint stipulation to advise the court that the lead plaintiffs intended to seek leave to file a second amended complaint, and on November 22, 2023, the lead plaintiffs filed a second amended complaint that makes allegations similar to those in the prior complaints and asserts the same claims against the same defendants as the prior complaints. On January 12, 2024, the defendants filed a motion to dismiss the second amended complaint in its entirety. The lead plaintiffs filed an opposition to the motion to dismiss on February 26, 2024, and the defendants filed a reply in further support of their motion to dismiss on March 27, 2024. The court heard oral arguments on the defendants’ motion to dismiss on May 10, 2024, and took the matter under advisement.

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

10. Common Stock

Shares Reserved for Future Issuance

As of June 30, 2024, the Company had reserved 46,070,885 shares of common stock for the exercise of outstanding stock options and the issuance of awards available for grant under the Company’s 2020 Equity Incentive Plan, 2021 Equity Incentive Plan and 2021 Employee Stock Purchase Plan (see Note 11).

Shelf Registration Statement

In September 2022, the Company filed a shelf registration statement on Form S-3 with the SEC (File No. 333-267643) and an accompanying base prospectus, which was declared effective by the SEC on October 5, 2022, for the offer and sale of up to $400 million of the Company’s securities. As of June 30, 2024, $325 million of the Company’s securities remained available for offer and sale under this shelf registration statement.

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

In February 2024, the Company sold 9,000,000 shares of its common stock under the Sales Agreement at an average price of $4.50 per share for $39.3 million in net proceeds. As of June 30, 2024, $34.5 million remained available for sale under the Sales Agreement.

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

As of June 30, 2024, there were 3,582,262 shares authorized to be issued upon the exercise of outstanding stock option grants and no shares reserved for future issuance under the 2020 Plan.

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

As of June 30, 2024, there were an aggregate of 45,128,836 shares authorized to be issued under the 2020 Plan and the 2021 Plan, which included 3,582,262 and 21,448,387 shares authorized to be issued upon the exercise of outstanding stock option grants from the 2020 Plan and 2021 Plan, respectively, and 0 and 20,098,187 shares reserved for future issuance under the 2020 Plan and 2021 Plan, respectively.

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

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of stock options granted:

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2024	2023	2024	2023
Expected term (in years)	6.0	6.0	5.9	5.9
Expected volatility	62.0%	68.8%	62.6%	69.1%
Risk-free interest rate	4.4%	3.7%	4.1%	3.6%
Expected dividend yield	—%	—%	—%	—%

Stock Option Activity

The following table summarizes the Company’s stock option activity since December 31, 2023:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2023	23,065,514	$5.08	8.7	$24,745
Granted	5,241,869	$3.68	—	—
Exercised	(172,223)	$1.10	—	—
Forfeited	(3,104,511)	$5.56	—	—
Outstanding at June 30, 2024	25,030,649	$4.76	8.0	$168
Vested and expected to vest at June 30, 2024	25,030,649	$4.76	8.0	$168
Options exercisable at June 30, 2024	12,036,314	$5.96	7.0	$155

The weighted-average grant date fair value of stock options granted during the three and six months ended June 30, 2024 was $1.48 and $2.21, respectively, per share. The weighted-average grant date fair value of stock options granted during the three and six months ended June 30, 2023 was $0.86 and $1.18, respectively, per share.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair market value of the common stock for the options that had exercise prices lower than the estimated fair value of the Company’s common stock at June 30, 2024 and 2023.

The total intrinsic value of stock options exercised was $0.2 million for both the three and six months ended June 30, 2024. The total intrinsic value of stock options exercised was $0.1 million and $0.4 million for the three and six months ended June 30, 2023, respectively.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense (service-based stock options and employee stock purchase plan) in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$889	$1,618	$2,566	$3,881
Selling, general and administrative	7,600	3,059	11,302	6,196
	$8,489	$4,677	$13,868	$10,077

As of June 30, 2024, $0.6 million of share-based compensation expense was capitalized and recorded as Inventory in the accompanying condensed consolidated balance sheet.

In April 2024, David Hering ceased serving as the Company’s Chief Executive Officer and as a member of the Company’s board of directors. Pursuant to his separation agreement, the Company recognized approximately $5.5 million of selling, general, and administrative related stock-based compensation expense associated with the accelerated vesting of a portion of his outstanding stock options, in accordance with the terms of his employment agreement.

As of June 30, 2024, total unrecognized stock-based compensation expense related to unvested stock-based awards was $28.4 million, which is expected to be recognized over a weighted-average period of 2.4 years.

2021 Employee Stock Purchase Plan

In July 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective immediately prior to and contingent upon the execution of the underwriting agreement related to the Company’s IPO. A total of 1,342,773 shares of common stock were initially reserved for issuance under the 2021 ESPP. There were 400,724 shares issued under the 2021 ESPP as of June 30, 2024. The number of shares of common stock that may be issued under the 2021 ESPP will automatically increase on the first day of each calendar year, pursuant to the evergreen provision thereof, beginning on January 1, 2022 and continuing through January 1, 2031, by an amount equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the calendar month before the date of each automatic increase, (ii) 2,685,546 shares and (iii) an amount determined by the Company’s board of directors. The number of shares to be issued under the 2021 ESPP did not increase on January 1, 2024 or January 1, 2023, pursuant to the evergreen provision thereof, as determined by the Company’s board of directors. The first offering under the 2021 ESPP was June 6, 2022. As of June 30, 2024, 942,049 shares remained available for issuance under the 2021 ESPP. During both the three and six months ended June 30, 2024, the Company recognized less than $0.1 million in related stock-based compensation expense. During both the three and six months ended June 30, 2023, the Company recognized less than $0.1 million in related stock-based compensation expense.

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

There were no warrants issued during the three and six months ended June 30, 2024. As of June 30, 2024, there were 6,824,712 warrants outstanding at a weighted-average exercise price of $3.48, with a weighted-average remaining contractual term of 8.38 years.

12. Income Taxes

For the three and six months ended June 30, 2024 and 2023, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period, due to its uncertainty of realizing a benefit from those items. Substantially all of the Company’s operating losses since inception have been generated in the U.S.

13. Defined Contribution Plan

The Company maintains a 401(k) Plan (the “401(k) Plan”) for the benefit of eligible employees. The 401(k) Plan is a defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, that covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Pursuant to the terms of the 401(k) Plan, the Company is required to make non-elective contributions of 3% of eligible participants’ compensation. For the three and six months ended June 30, 2024 and 2023, the Company contributed $0.1 million and $0.3 million, respectively, to the 401(k) Plan.

14. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(47,247)	$(50,228)	$(90,743)	$(85,549)
Denominator:
Weighted-average common shares outstanding, basic and diluted	119,362,670	109,450,071	117,490,439	109,119,630
Net loss per share attributable to common stockholders, basic and diluted	$(0.40)	$(0.46)	$(0.77)	$(0.78)

Shares of unvested restricted common stock are not considered outstanding for accounting purposes until vested and were excluded from the calculations of basic net loss per share attributable to common stockholders for the three and six months ended June 30, 2023. There were no shares of unvested restricted common stock for the three and six months ended June 30, 2024.

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

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2024	2023
Stock options to purchase common stock	25,030,649	21,821,248
Unvested restricted common stock	—	31,766
Warrants to purchase common stock	6,824,712	6,824,712
	31,855,361	28,677,726

15. Related Party Transactions

As of both June 30, 2024 and December 31, 2023, an aggregate of $0.7 million was due to Adimab under the Adimab Assignment Agreement, the Adimab Collaboration Agreement, the Adimab Platform Transfer Agreement and the Adimab DNA Sequencing Services Agreement (as defined below) by the Company. As of June 30, 2024 and December 31, 2023, no amounts were due to the Company from Adimab under the Adimab Assignment Agreement, the Adimab Collaboration Agreement, the Adimab Platform Transfer Agreement or the Adimab DNA Sequencing Services Agreement.

Adimab Assignment Agreement

Under the Adimab Assignment Agreement, Adimab, a principal stockholder of the Company, is entitled to receive milestone and royalty payments upon specified conditions and receives payments from the Company for providing ongoing services under the agreement (see Note 7).

During both the three and six months ended June 30, 2024, the Company did not recognize any IPR&D expense with respect to contingent consideration payable under the Adimab Assignment Agreement. During the three and six months ended June 30, 2023, the Company recognized $0 and $0.4 million, respectively, as IPR&D expense with respect to a milestone payable under the Adimab Assignment Agreement.

During the three and six months ended June 30, 2024 and 2023, the Company did not recognize any research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Assignment Agreement.

Adimab Collaboration Agreement

Under the Adimab Collaboration Agreement, the Company is obligated to pay Adimab for certain fees, milestones and royalty payments (see Note 7).

During the three and six months ended June 30, 2024, the Company recognized $0.6 million and $1.2 million, respectively, of research and development expense related to the quarterly fee under the Adimab Collaboration Agreement. During the three and six months ended June 30, 2023, the Company recognized $1.3 million and $2.6 million, respectively, of research and development expense related to the quarterly fee under the Adimab Collaboration Agreement.

During both the three and six months ended June 30, 2024, the Company did not recognize any research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Collaboration Agreement. During the three and six months ended June 30, 2023, the Company recognized $0.2 million and $0.4 million, respectively, of research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Collaboration Agreement.

Adimab Platform Transfer Agreement

Under the Adimab Platform Transfer Agreement, the Company is obligated to pay Adimab for certain fees, milestones and royalty payments (see Note 7).

During the three and six months ended June 30, 2024, the Company recognized a portion of the first annual fee as research and development expense under the Adimab Platform Transfer Agreement. During both the three and six months ended June 30, 2023, the Company did not recognize any research and development expense under the Adimab Platform Transfer Agreement.

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

During both the three and six months ended June 30, 2024, the Company recognized less than $0.1 million of research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab DNA Sequencing Services Agreement. During both the three and six months ended June 30, 2023, the Company recognized less than $0.1 million of research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab DNA Sequencing Services Agreement

Population Health Partners, L.P.

Under the PHP MSA and PHP Work Order, the Company was obligated to pay cash compensation for services and deliverables (see Note 8). Tamsin Berry, a member of the Company’s board of directors, is a Limited Partner of PHP.

During the three and six months ended June 30, 2024, the Company did not recognize any research and development expense related to the cash compensation paid to PHP. During the three and six months ended June 30, 2023, the Company recognized $0.8 million and $2.3 million, respectively, of research and development expense related to services performed by PHP in connection with the PHP Work Order, which terminated in accordance with its terms in May 2023.

As of June 30, 2024, no amounts were due to PHP by the Company, and no amounts were due from PHP to the Company.

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
•
our expectation that PEMGARDA will be our first monoclonal antibody (“mAb”) in a planned series of innovative mAb candidates designed to keep pace with SARS-CoV-2 viral evolution, and our plans to leverage our INVYMAB™ platform approach to periodically introduce new or engineered mAb candidates as the SARS-CoV-2 virus evolves over time, including our expectation that VYD2311, a mAb optimized for neutralization potency against prominent SARS-CoV-2 variants, will be the next pipeline program to advance into clinical development;
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
•
our expectations related to general alignment with the FDA on an expedient, repeatable immunobridging pathway to future potential EUAs for serial, novel mAbs for the prevention and treatment of symptomatic COVID-19;
•
our plans regarding submission of any applications for regulatory authorization or approval of our product candidates, including our July 2024 submission of a request to the FDA to amend the EUA for PEMGARDA for the treatment of mild-to-moderate symptomatic COVID-19 in certain immunocompromised patients utilizing a rapid immunobridging pathway, and our expectations regarding potential scope and timing thereof;
•
our expectations regarding our ability to obtain and maintain regulatory authorizations or approvals for, our product candidates;
•
our expectations regarding the size of the patient populations, market acceptance and opportunity for and clinical utility of our product candidates, if authorized or approved for commercial use;
•
our manufacturing capabilities and strategy;
•
our ability to successfully commercialize our product candidates, if authorized or approved, including our distribution capabilities and strategy;
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

The foregoing list of forward-looking statements is not exhaustive. You should refer to the “Risk Factors” sections of the 2023 Form 10-K and this Quarterly Report on Form 10-Q for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Other sections of this Quarterly Report on Form 10-Q may include additional factors that could harm our business and financial performance. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. You should, however, review the factors and risks and other information we describe in the reports we file from time to time with the SEC.

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

In July 2024, we submitted a request to the FDA to amend the EUA for PEMGARDA, for the treatment of mild-to-moderate symptomatic COVID-19 in certain immunocompromised patients. The submission utilizes a rapid immunobridging pathway previously aligned in principle with the FDA. The EUA amendment request is based on positive immunobridging analyses of pemivibart versus comparator mAbs and data from our ongoing CANOPY Phase 3 clinical trial in participants with moderate-to-severe immune compromise. The COVID-19 treatment EUA request focuses on the critical treatment needs of people in the U.S. who have moderate-to-severe immune compromise and for whom alternative COVID-19 treatment options are not clinically appropriate or accessible.

PEMGARDA is our first mAb in a planned series of innovative mAb candidates designed to keep pace with SARS-CoV-2 viral evolution. As the SARS-CoV-2 virus evolves over time, we anticipate leveraging our INVYMAB platform approach to periodically introduce new or engineered mAb candidates, an approach that would be analogous to the periodic updates made to influenza and COVID-19 vaccines. In January 2024, we nominated VYD2311, a mAb optimized for neutralization potency against prominent SARS-CoV-2 variants, as a drug candidate, and we expect it will be the next pipeline program to advance into clinical development. In May 2024, we announced general alignment with the FDA on an expedient, repeatable immunobridging pathway to future potential EUAs for serial, novel mAbs for the prevention and treatment of symptomatic COVID-19. This pathway provides us with the opportunity to rapidly, efficiently, and durably deliver high value medicines that prevent and treat symptomatic COVID-19 in vulnerable populations. In addition to developing candidates for COVID-19, we expect to apply our INVYMAB platform approach to produce lead molecules for other viral diseases, such as influenza.

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

Since our inception, we have financed our operations primarily with net proceeds of $464.7 million from sales of our preferred stock, with net proceeds of $327.5 million from our initial public offering (“IPO”), and with net proceeds of $39.3 million from sales of our common stock under the Sales Agreement (as defined below). After receiving EUA in March 2024, we have also funded our operations from sales of PEMGARDA. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and commercialization of one or more of our product candidates, as they become authorized or approved.

Since our inception, we have incurred significant losses, including a net loss of $90.7 million for the six months ended June 30, 2024. As of June 30, 2024, we had an accumulated deficit of $822.8 million. We may continue to incur significant expenses and recognize losses in the foreseeable future as we expand and progress our research and development activities, manufacturing activities and commercialization efforts. In addition, our losses from operations may fluctuate significantly from period to period depending on the timing of our clinical trials and our expenditures on other research and development activities, manufacturing activities, and commercialization efforts. Our expenses could increase substantially in connection with our ongoing activities, as we:

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

Based on current operating plans and excluding any contribution from future revenues or external financing, we will not have sufficient cash and cash equivalents to fund our operating expenses and capital requirements beyond one year from the issuance date of the interim condensed consolidated financial statements in this Quarterly Report on Form 10-Q, and therefore, we have concluded that there is substantial doubt about our ability to continue as a going concern. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See the section entitled “Liquidity and Capital Resources” for more information.

Components of Our Results of Operations

Product Revenue, Net

In March 2024, we received EUA from the FDA for PEMGARDA. Product revenue, net consists of product revenue earned on the sales of PEMGARDA in the United States.

Cost of Product Revenue

Cost of product revenue includes PEMGARDA manufacturing costs, labor and overhead costs, and stability study costs. PEMGARDA manufacturing costs include manufacturing materials, third-party manufacturing costs, packaging costs and shipping costs.

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

In June 2022, and subsequently amended in September 2022, we entered into a lease agreement for dedicated laboratory and office space in Newton, Massachusetts for research and development purposes. Through June 30, 2024, we have operated as a hybrid company with employees working at our corporate headquarters and remotely. We have not incurred material operating expenses for the rent, maintenance and insurance of facilities, or for the depreciation of fixed assets.

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

We continue to monitor the manner in which countries will enact legislation to implement the Pillar Two framework proposed by the Organisation for Economic Co-operation and Development, which proposes a 15% global corporate minimum tax. As of June 30, 2024, various countries have enacted aspects of Pillar Two while committing to enact additional aspects in future years. While we do not expect these rules to have a material impact on our effective tax rate, we continue to monitor these initiatives on a global basis.

Results of Operations

Comparison of the three months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,	Three Months Ended June 30,
(in thousands)	2024	2023	Change
Revenue:
Product revenue, net	$2,264	$—	$2,264
Total revenue	2,264	—	2,264
Operating costs and expenses:
Cost of product revenue	88	—	88
Research and development	30,334	43,618	(13,284)
Acquired in-process research and development	—	150	(150)
Selling, general and administrative	21,089	10,107	10,982
Total operating costs and expenses	51,511	53,875	(2,364)
Loss from operations	(49,247)	(53,875)	4,628
Other income:
Other income, net	2,000	3,647	(1,647)
Total other income, net	2,000	3,647	(1,647)
Net loss	$(47,247)	$(50,228)	$2,981

The following discussion presents the components of our expenses for the periods presented:

Product Revenue, Net

Product revenue, net was $2.3 million for the three months ended June 30, 2024. There was no product revenue, net for the three months ended June 30, 2023. The $2.3 million increase is the result of product sales in the second quarter of 2024 following the launch of PEMGARDA.

Cost of Product Revenue

Cost of product revenue was $0.1 million for the three months ended June 30, 2024. There was no cost of product revenue for the three months ended June 30, 2023. The $0.1 million is the result of PEMGARDA product sales following launch and certain period costs.

We began capitalizing our inventory costs in March 2024, in connection with EUA from the FDA and based upon our expectation that these costs would be recoverable through commercialization of PEMGARDA. Prior to the capitalization of our inventory costs, such costs were recorded as research and development expenses in the period incurred. Had our pre-EUA manufacturing costs been capitalized, our reported margins would have been approximately 80%.

Research and Development Expenses

	Three Months Ended June 30,	Three Months Ended June 30,
(in thousands)	2024	2023	Change
Direct, external research and development expenses by program:
VYD222(1)	$4,563	$31,452	$(26,889)
VYD2311(2)	17,221	—	17,221
Adintrevimab	220	612	(392)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	3,842	6,501	(2,659)
External discovery-related and other costs	4,488	5,053	(565)
Total research and development expenses	$30,334	$43,618	$(13,284)

(1) In March 2023, we announced the nomination of VYD222 as a novel mAb therapeutic option for COVID-19.

(2) In March 2024, we announced the nomination of VYD2311 as a novel mAb therapeutic option for COVID-19.

Research and development expenses were $30.3 million for the three months ended June 30, 2024, compared to $43.6 million for the three months ended June 30, 2023. The $13.3 million decrease in research and development expenses was primarily due to the following:

•
the decrease in direct costs related to our VYD222 program of $29.1 million in contract costs for commercial manufacturing and $0.2 million in nonclinical expenses, partially offset by increases of $2.1 million in contract research costs for our CANOPY clinical trial and $0.3 million in other external expenses;

•
the increase in direct costs related to our VYD2311 program due to the nomination of our VYD2311 product candidate in the first quarter of 2024, consisting of contract manufacturing costs;
•
the decrease in direct costs related to our adintrevimab program of $0.4 million following the nomination of our VYD222 product candidate in the first quarter of 2023;
•
the decrease in personnel-related costs of $2.7 million due to the capitalization of certain inventory costs which were recorded as research and development costs prior to the EUA of PEMGARDA; and
•
the decrease in external discovery-related and other costs due to a $0.9 million decrease in other nonclinical expenses, partially offset by a $0.3 million increase in contract research costs related to our pipeline candidates and other external costs.

Acquired In-Process Research and Development (“IPR&D”) Expenses

There was no IPR&D expense recognized during the three months ended June 30, 2024.

IPR&D expenses of $0.2 million for the three months ended June 30, 2023 consisted entirely of license fees due to WuXi Biologics under the Cell Line License Agreement.

Selling, General and Administrative Expenses

	Three Months Ended June 30,	Three Months Ended June 30,
(in thousands)	2024	2023	Change
Personnel related (including stock-based compensation)	$12,401	$5,484	$6,917
Professional and consultant fees	7,641	4,322	3,319
Other	1,047	301	746
Total selling, general and administrative expenses	$21,089	$10,107	$10,982

Selling, general and administrative expenses were $21.1 million for the three months ended June 30, 2024, compared to $10.1 million for the three months ended June 30, 2023. The $11.0 million increase in selling, general and administrative expenses was primarily due to the following:

•
the increase in personnel-related costs of $6.9 million was primarily due to an increase in headcount-related costs, including an increase in stock-based compensation expense of $4.5 million. The increase in stock-based compensation expense was primarily due to stock-based compensation expense recognized associated with the accelerated vesting of a portion of the outstanding stock options granted to our former Chief Executive Officer, in accordance with the terms of his employment agreement; and
•
the increase in professional and consultant fees and other costs of $3.3 million and $0.7 million, respectively, was primarily related to the commercialization of PEMGARDA.

Other Income

Other income was $2.0 million for the three months ended June 30, 2024, consisting primarily of interest earned on our invested cash balances.

Other income was $3.6 million for the three months ended June 30, 2023, consisting of $1.6 million of interest earned on our invested cash balances and $2.0 million of net accretion of discounts related to our marketable securities.

Comparison of the six months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2024	2023	Change
Revenue:
Product revenue, net	$2,264	$—	$2,264
Total revenue	2,264	—	2,264
Operating costs and expenses:
Cost of product revenue	88	—	88
Research and development	61,494	70,819	(9,325)
Acquired in-process research and development	—	975	(975)
Selling, general and administrative	36,018	21,152	14,866
Total operating costs and expenses	97,600	92,946	4,654
Loss from operations	(95,336)	(92,946)	(2,390)
Other income (expense):
Other income (expense), net	4,593	7,397	(2,804)
Total other income (expense), net	4,593	7,397	(2,804)
Net loss	$(90,743)	$(85,549)	$(5,194)

The following discussion presents the components of our expenses for the periods presented:

Product Revenue, Net

Product revenue, net was $2.3 million for the six months ended June 30, 2024. There was no product revenue, net for the six months ended June 30, 2023. The $2.3 million increase is the result of product sales in the second quarter of 2024 following the launch of PEMGARDA.

Cost of Product Revenue

Cost of product revenue was $0.1 million for the six months ended June 30, 2024. There was no cost of product revenue for the six months ended June 30, 2023. The $0.1 million is the result of PEMGARDA product sales following launch and certain period costs.

We began capitalizing our inventory costs in March 2024, in connection with EUA from the FDA and based upon our expectation that these costs would be recoverable through commercialization of PEMGARDA. Prior to the capitalization of our inventory costs, such costs were recorded as research and development expenses in the period incurred. Had our pre-EUA manufacturing costs been capitalized, our reported margins would have been approximately 80%.

Research and Development Expenses

	Six Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2024	2023	Change
Direct, external research and development expenses by program:
VYD222(1)	$23,300	$40,367	$(17,067)
VYD2311(2)	19,129	—	19,129
Adintrevimab	347	3,149	(2,802)
Unallocated research and development expenses:
Personnel-related costs	10,580	13,797	(3,217)
External discovery-related and other costs	8,138	13,506	(5,368)
Total research and development expenses	$61,494	$70,819	$(9,325)

(1) In March 2023, we announced the nomination of VYD222 as a novel mAb therapeutic option for COVID-19.

(2) In March 2024, we announced the nomination of VYD2311 as a novel mAb therapeutic option for COVID-19.

Research and development expenses were $61.5 million for the six months ended June 30, 2024, compared to $70.8 million for the six months ended June 30, 2023. The $9.3 million decrease in research and development expenses was primarily due to the following:

•
the decrease in direct costs related to our VYD222 program of $22.2 million in contract costs for commercial manufacturing and $0.3 million in nonclinical expenses, partially offset by increases of $5.2 million in contract research costs for our CANOPY clinical trial and $0.2 million in other external expenses;
•
the increase in direct costs related to our VYD2311 program due to the nomination of our VYD2311 product candidate in the first quarter of 2024, consisting of contract manufacturing costs;

•
the decrease in direct costs related to our adintrevimab program of $2.8 million following the nomination of our VYD222 product candidate in the first quarter of 2023;
•
the decrease in personnel-related costs of $3.2 million due to the capitalization of certain inventory costs which were recorded as research and development costs prior to the EUA of PEMGARDA; and
•
the decrease in external discovery-related and other costs due to a $3.2 million decrease in contract manufacturing costs related to our pipeline candidates, a $1.8 million decrease in other nonclinical expenses and a $0.4 million decrease in other external costs.

Acquired In-Process Research and Development (“IPR&D”) Expenses

There was no IPR&D expense recognized during the six months ended June 30, 2024.

IPR&D expenses of $1.0 million for the six months ended June 30, 2023 consisted of a $0.4 million milestone payment that became due to Adimab in March 2023 upon dosing of the first subject in a Phase 1 clinical trial evaluating VYD222 under the Adimab Assignment and License Agreement and $0.6 million in license fees due to WuXi Biologics under the Cell Line License Agreement.

Selling, General and Administrative Expenses

	Six Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2024	2023	Change
Personnel-related costs	$19,796	$11,752	$8,044
Professional and consultant fees	14,684	8,502	6,182
Other	1,538	898	640
Total selling, general and administrative expenses	$36,018	$21,152	$14,866

Selling, general and administrative expenses were $36.0 million for the six months ended June 30, 2024, compared to $21.2 million for the six months ended June 30, 2023. The $14.8 million increase in selling, general and administrative expenses was primarily due to the following:

•
the increase in personnel-related costs of $8.0 million was primarily due to an increase in headcount-related costs, including an increase in stock-based compensation expense of $5.1 million. The increase in stock-based compensation expense was primarily due to stock-based compensation expense recognized associated with the accelerated vesting of a portion of the outstanding stock options granted to our former Chief Executive Officer, in accordance with the terms of his employment agreement; and
•
the increase in professional and consultant fees and other costs of $6.2 million and $0.6 million, respectively, was primarily related to the commercialization of PEMGARDA.

Other Income

Other income was $4.6 million for the six months ended June 30, 2024, consisting primarily of interest earned on our invested cash balances.

Other income was $7.4 million for the six months ended June 30, 2023, consisting primarily of $2.7 million of interest earned on our invested cash balances and $4.7 million of net accretion of discounts related to our marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

Through June 30, 2024, we have incurred significant operating losses and negative cash flows from operations. Although we received an EUA from the FDA for PEMGARDA in March 2024, we may continue to incur significant expenses and potential operating losses for the foreseeable future as we commercialize PEMGARDA and advance the development of our other product candidates. To date, we have financed our operations primarily with net proceeds of $464.7 million from sales of our preferred stock, with aggregate net proceeds from our IPO in August 2021 of $327.5 million, and with net proceeds of $39.3 million from sales of our common stock under the Sales Agreement (as defined below). After receiving EUA in March 2024, we have also funded our operations from sales of PEMGARDA.

In December 2023, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which we may, at our option, offer and sell shares of our common stock, with a sales value of up to $75.0 million, from time to time, through Cantor, acting as sales agent, in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended. Cantor is entitled to a commission of 3% of the gross proceeds from any sales of such shares. In February 2024, we sold 9,000,000 shares of our common stock under the Sales Agreement at an average price of $4.50 per share for $39.3 million in net proceeds. As of June 30, 2024, $34.5 million remained available for sale under the Sales Agreement.

As of June 30, 2024, we had cash and cash equivalents of $147.9 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(91,813)	$(78,572)
Net cash (used in) provided by investing activities	(140)	107,631
Net cash provided by financing activities	39,193	812
Net (decrease) increase in cash and cash equivalents	$(52,760)	$29,871

Operating Activities

During the six months ended June 30, 2024, operating activities used $91.8 million of cash, primarily due to our net loss of $90.7 million and changes in our operating assets and liabilities of $16.0 million, partially offset by non-cash charges of $14.9 million. The changes in our operating assets and liabilities primarily consisted of a $15.8 million decrease in accrued expenses, a $2.9 million increase in accounts receivables, a $2.6 million increase in inventory, a $1.6 million increase in other non-current assets, a $0.8 million decrease in operating lease liabilities, a $0.8 million decrease in other non-current liabilities and a $0.6 million decrease in accounts payable, partially offset by a $7.4 million decrease in prepaid expenses and other current assets, and a $1.7 million increase in deferred revenue. The decrease in accrued expenses was primarily due to the timing of vendor invoicing and payments. The decrease in prepaid expenses and other current assets was primarily due to the utilization of WuXi Biologics manufacturing prepayments.

During the six months ended June 30, 2023, operating activities used $78.6 million of cash, primarily due to our net loss of $85.5 million, partially offset by non-cash charges of $6.5 million and changes in our operating assets and liabilities of $0.4 million. The changes in our operating assets and liabilities primarily consisted of a $5.3 million increase in accrued expenses and a $2.6 million increase in accounts payable, partially offset by a $6.6 million decrease in prepaid expenses and other current assets, a $0.8 million decrease in operating lease liabilities and a $0.1 million increase in other non-current assets. The increase in accounts payable and accrued expenses was primarily due to the timing of vendor invoicing and payments. The decrease in prepaid expenses and other current assets was primarily due to up-front payments related to our Phase 1 clinical trial for VYD222 and up-front payments to WuXi Biologics for manufacturing costs.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2024 consisted of $0.1 million in purchases of property and equipment.

Net cash provided by investing activities during the six months ended June 30, 2023 consisted of $199.4 million in maturities of marketable securities, offset by $91.2 million in purchases of marketable securities and $0.6 million in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2024 consisted of $39.3 million from the issuance of common stock under the Sales Agreement, $0.2 million from exercises of stock options, $0.2 million from the issuance of common stock under the employee stock purchase plan, offset by $0.4 million in payments for offering costs related to the Sales Agreement.

Net cash provided by financing activities during the six months ended June 30, 2023 consisted of $0.7 million from exercises of stock options and $0.1 million from the issuance of common stock under the employee stock purchase plan.

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

Substantial Doubt about Ability to Continue as a Going Concern

In accordance with Accounting Standards Update 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern from the issuance date of our consolidated financial statements. Based on current operating plans and excluding any contribution from future revenues or external financing, we will not have sufficient cash and cash equivalents to fund our operating expenses and capital requirements beyond one year from the issuance of these consolidated financial statements, and therefore, we have concluded that there is substantial doubt about our ability to continue as a going concern. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

Through June 30, 2024, we committed to noncancelable purchase obligations related to commercial drug substance and drug product manufacturing under the Commercial Manufacturing Services Agreement with WuXi Biologics, which was entered into in December 2020, amended and restated in August 2021 and further amended and restated in September 2023 (as amended and restated, the “Commercial Manufacturing Agreement”). As of June 30, 2024, the total remaining contractually binding commercial drug substance and drug product purchase obligations due to WuXi Biologics was $52.6 million, which is expected to be paid in 2024 and 2025. As of June 30, 2024, $15.6 million related to the contractually binding commercial drug substance and drug product batches was included in accounts payable and accrued expenses, which is expected to be paid in 2024. Through June 30, 2024, we committed to noncancelable purchase obligations of $24.7 million related to the procurement of materials to be used in future drug substance and drug product manufacturing under the Commercial Manufacturing Agreement, which is expected to be paid in 2024. As of June 30, 2024, $6.0 million related to the procurement of materials to be used in future drug substance and drug product manufacturing was included in accounts payable and accrued expenses, which is expected to be paid in 2024. For additional information, see Note 9 to our condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q. Other than the above noted transactions, during the three and six months ended June 30, 2024, there were no material changes to our contractual obligations from those described in the 2023 Form 10-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On January 31, 2023, a securities class action lawsuit captioned Brill v. Invivyd, Inc., et. al., Case No. 1:23-CV-10254-LTS, was filed against us and certain of our former officers in the U.S. District Court for the District of Massachusetts. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder on the basis of purportedly materially false and misleading statements and omissions concerning ADG20’s effectiveness against the Omicron variant of COVID-19. The complaint seeks, among other things, unspecified damages, attorneys’ fees, expert fees, and other costs. The court appointed lead plaintiffs for the action on June 28, 2023. On August 23, 2023, the lead plaintiffs filed an amended complaint that makes allegations similar to those in the original complaint and asserts the same claims against the same defendants as the original complaint. On October 19, 2023, the parties filed a joint stipulation to advise the court that the lead plaintiffs intended to seek leave to file a second amended complaint, and on November 22, 2023, the lead plaintiffs filed a second amended complaint that makes allegations similar to those in the prior complaints and asserts the same claims against the same defendants as the prior complaints. On January 12, 2024, the defendants filed a motion to dismiss the second amended complaint in its entirety. The lead plaintiffs filed an opposition to the motion to dismiss on February 26, 2024, and the defendants filed a reply in further support of their motion to dismiss on March 27, 2024. The court heard oral arguments on the defendants’ motion to dismiss on May 10, 2024, and took the matter under advisement.

We believe that we have strong defenses, and we intend to vigorously defend against this action. The lawsuit is in early stages, and, at this time, no assessment can be made as to the likely outcome or whether the outcome will be material to us.

Item 1A. Risk Factors.

Information regarding risks and uncertainties related to our business appears in Part I, Item 1A. “Risk Factors” of the 2023 Form 10-K. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors set forth in the 2023 Form 10-K, other than as described below.

Risks Related to Our Dependence on Third Parties

We currently rely on third parties to conduct, supervise, analyze and monitor a significant portion of our nonclinical activities and clinical trials for our product candidates, and if those third parties do not successfully carry out their contractual duties, comply with regulatory requirements or otherwise perform satisfactorily, we may not be able to obtain or maintain regulatory authorization or approval or successfully commercialize product candidates, or such authorization or approval or commercialization may be delayed or impaired, and our business may be substantially harmed.

We have engaged contract research organizations (“CROs”) and other third parties to conduct nonclinical activities and clinical trials for our product candidates, and to monitor and manage data. We expect to continue to rely on third parties such as clinical data management organizations, medical institutions and clinical investigators to conduct such activities and trials. We also rely on third parties for their research and discovery capabilities, including the nonclinical activity of assay development and virology testing of our product candidates. Any of these third parties may terminate their engagements with us, some in the event of an uncured material breach and some at any time for convenience. If any of our relationships with these third parties terminate, we may not be able to timely enter into arrangements with alternative third parties on commercially reasonable terms, if at all. Switching or adding CROs or other third-party vendors requires management time and focus, and may involve substantial cost or result in delays that materially impact our ability to meet our desired program timelines for our product candidates. Though we intend to carefully manage our relationships with our CROs and other third-party vendors, there can be no assurance that we will not encounter challenges or delays in the future or that any such delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

In addition, any third parties conducting our nonclinical activities or our clinical trials, or monitoring and managing our data, will not be our employees, and except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our programs. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the nonclinical, clinical or other data they generate or otherwise obtain is compromised or not timely made available to us or regulatory authorities, due to the failure to adhere to applicable protocols, regulatory requirements, contractual obligations or for other reasons, our preclinical studies or clinical trials may be extended, delayed or terminated, the strength and reliability of our data may be adversely impacted, which may impact our ability to obtain or maintain regulatory authorization or approval, or result in modification to the regulatory authorization or approval documents (e.g., Emergency Use Authorization (“EUA”) fact sheet, letter of authorization or prescribing information), and may impact our ability to successfully commercialize our product candidates. Consequently, our results of operations and the commercial prospects for our product candidates may be harmed, our costs could increase substantially and our ability to generate revenue could be impaired significantly. For example, following receipt of EUA from the U.S. Food and Drug Administration (“FDA”) in March 2024 for PEMGARDA™ (pemivibart) for the pre-exposure prophylaxis (prevention) of COVID-19 in certain adults and adolescent individuals (12 years of age and older weighing at least 40 kg), we were informed in mid-July 2024 by our third-party authentic virus neutralization assay (“AVNA”) vendor that a possible contamination event may have impacted the AVNA potency value generated by such vendor for pemivibart against JN.1, which was the dominant circulating SARS-CoV-2 variant in the United States between January 2024 and

April 2024. Along with the pseudotyped neutralization assay (“PVNA”) potency value for pemivibart against JN.1, the PEMGARDA Fact Sheet reflects the AVNA potency value for pemivibart against JN.1. In light of this potential contamination event, the FDA has indicated that revisions will likely be made to the PEMGARDA Fact Sheet are under consideration. We are pursuing additional AVNA assay work with multiple third-party AVNA vendors to reassess the AVNA potency value for pemivibart against JN.1, while also working with our third-party PVNA vendor to continue to generate and provide the FDA with PVNA potency data against SARS-CoV-2 variants, as required by the PEMGARDA EUA. The timeline for completing this additional AVNA assay work remains uncertain and the ultimate outcome of such work and its impact on the PEMGARDA EUA remains uncertain at this time.

Our reliance on CROs and other third parties reduces our control over our nonclinical activities and clinical trials, but does not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as current Good Clinical Practices (“cGCPs”), for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. If we or any of our CROs or other third parties, including trial sites, fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before authorizing or approving our product candidates. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with cGCP regulations. In addition, our clinical trials must be conducted with product produced under current Good Manufacturing Practices conditions. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory authorization or approval process for our product candidates.

We also are required to register certain clinical trials and post the results of certain completed clinical trials on a government-sponsored database, such as ClinicalTrials.gov, within specified timeframes. This remains our obligation regardless of whether we have contracted any third party to assist and failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA. The FDA may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the trial. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized, which may lead to the delay or denial of regulatory authorization or approval for our product candidates.

We also expect to rely on other third parties to label, package, store and distribute product supplies for our clinical trials. Any performance failure on the part of such third parties could delay clinical development or marketing approval or authorization of our product candidates or commercialization of our products, producing additional losses and depriving us of potential revenue.

If our CROs or other third-party vendors do not successfully carry out their contractual duties, comply with regulatory requirements or otherwise perform satisfactorily, we may not be able to obtain or maintain regulatory authorization or approval or successfully commercialize product candidates, or such authorization or approval or commercialization may be delayed or impaired, and our business may be substantially harmed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities; Use of Proceeds

We did not issue any unregistered equity securities during the three months ended June 30, 2024.

Purchases of Equity Securities by the Issuer

We did not purchase any of our equity securities during the three months ended June 30, 2024.

Item 5. Other Information.

Trading Plans

During the three months ended June 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, except as follows:

•
On June 28, 2024, Stacy Price, our Chief Technology & Manufacturing Officer, adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. This plan provides for the potential sale on behalf of Ms. Price of up to 257,291 shares of our common stock. This plan will terminate on September 1, 2025, or earlier upon the completed sale of the maximum shares subject to the plan.

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

10.1*+#	Employment Agreement by and between the Company and Timothy Lee, dated May 30, 2024.
10.2+

First Amendment to the Employment Agreement of Jeremy Gowler, dated April 11, 2024, by and between the Company and Jeremy Gowler (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-40703), filed with the Securities and Exchange Commission on April 12, 2024).

10.3*+	Separation Agreement by and between the Company and David Hering, dated May 3, 2024.
10.4*+#	Separation Agreement by and between the Company and Jeremy Gowler, dated May 31, 2024.
31.1*

Certification of Principal Executive Officer and Principal Financial Officer to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
+	Indicates management contract or compensatory plan.
#

Certain schedules to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedules will be furnished supplementally to the Securities and Exchange Commission upon request.

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

INVIVYD, INC.

Date: August 14, 2024	By:	/s/ William Duke, Jr.
William Duke, Jr.
Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)