Form 10-Q
period 2024-09-30
Invivyd, Inc.
filed 2024-11-14
CIK 1832038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, the registrant had 119,616,035 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

INVIVYD, INC.

Condensed Consolidated Balance Sheets

(UNaudited)

(In thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$106,869	$200,641
Accounts receivable, net	8,154	—
Inventory, net	27,067	—
Prepaid expenses and other current assets	9,011	24,240
Total current assets	151,101	224,881
Property and equipment, net	1,640	1,896
Operating lease right-of-use assets	1,729	2,229
Other non-current assets	7,452	175
Total assets	$161,922	$229,181
Liabilities, Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,707	$7,953
Accrued expenses (1)	59,401	40,860
Operating lease liabilities, current	1,414	1,443
Other current liability	20	35
Total current liabilities	78,542	50,291
Operating lease liabilities, non-current	219	722
Other non-current liability	—	700
Total liabilities	78,761	51,713
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Preferred stock (undesignated), $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized, 119,604,035 shares issued and outstanding at September 30, 2024; 110,160,684 shares issued and outstanding at December 31, 2023	12	11
Additional paid-in capital	966,718	909,539
Accumulated other comprehensive loss	(18)	(13)
Accumulated deficit	(883,551)	(732,069)
Total stockholders’ equity	83,161	177,468
Total liabilities, preferred stock and stockholders’ equity	$161,922	$229,181

(1)
Includes related-party amounts of $1,349 and $700 as of September 30, 2024 and December 31, 2023, respectively (see Note 15).

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVIVYD, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(UNaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Product revenue, net	$9,300	$—	$11,564	$—
Total revenue	9,300	—	11,564	—
Operating costs and expenses:
Cost of product revenue(1)	806	—	894	—
Research and development(2)	57,850	25,574	119,344	96,393
Acquired in-process research and development(3)	—	4,600	—	5,575
Selling, general and administrative	12,955	12,886	48,973	34,038
Total operating costs and expenses	71,611	43,060	169,211	136,006
Loss from operations	(62,311)	(43,060)	(157,647)	(136,006)
Other income:
Other income, net	1,572	3,620	6,165	11,017
Total other income, net	1,572	3,620	6,165	11,017
Net loss	(60,739)	(39,440)	(151,482)	(124,989)
Other comprehensive income (loss)
Unrealized (loss) gain, net of tax	(6)	20	(5)	270
Comprehensive loss	$(60,745)	$(39,420)	$(151,487)	$(124,719)
Net loss per share attributable to common stockholders, basic and diluted	$(0.51)	$(0.36)	$(1.28)	$(1.14)
Weighted-average common shares outstanding, basic and diluted	119,495,284	109,754,812	118,163,599	109,333,684

(1)
Includes related-party amounts of $463 for both the three and nine months ended September 30, 2024, and no related-party amounts for both the three and nine months ended September 30, 2023 (see Note 15).
(2)
Includes related-party amounts of $1,133 and $3,399 for the three and nine months ended September 30, 2024, respectively, and related-party amounts of $1,448 and $6,666 for the three and nine months ended September 30, 2023, respectively (see Note 15).
(3)
Includes no related-party amounts for both the three and nine months ended September 30, 2024, and related-party amounts of $4,600 and $4,975 for the three and nine months ended September 30, 2023, respectively (see Note 15).

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVIVYD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2023	110,160,684	$11	—	$—	$909,539	$(13)	$(732,069)	$177,468
Stock-based compensation expense	—	—	—	—	5,379	—	—	5,379
Issuance of common stock, net of issuance costs	9,000,000	1	—	—	39,056	—	—	39,057
Issuance of common stock under the employee stock purchase plan	60,546	—	—	—	89	—	—	89
Unrealized gain, net of tax	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(43,496)	(43,496)
Balances at March 31, 2024	119,221,230	$12	—	$—	$954,063	$(12)	$(775,565)	$178,498
Stock-based compensation expense	—	—	—	—	9,128	—	—	9,128
Exercise of stock options	172,223	—	—	—	188	—	—	188
Issuance of common stock under the employee stock purchase plan	49,182	—	—	—	75	—	—	75
Net loss	—	—	—	—	—	—	(47,247)	(47,247)
Balances at June 30, 2024	119,442,635	$12	—	$—	$963,454	$(12)	$(822,812)	$140,642
Stock-based compensation expense	—	—	—	—	3,140	—	—	3,140
Exercise of stock options	124,078	—	—	—	97	—	—	97
Issuance of common stock under the employee stock purchase plan	37,322	—	—	—	27	—	—	27
Unrealized loss, net of tax	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	(60,739)	(60,739)
Balances at September 30, 2024	119,604,035	$12	—	$—	$966,718	$(18)	$(883,551)	$83,161

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2022	109,044,046	$11	—	$—	$889,657	$(272)	$(533,426)	$355,970
Vesting of restricted common stock from early-exercised options	—	—	—	—	1	—	—	1
Exercise of stock options	423,203	—	—	—	459	—	—	459
Repurchase of unvested restricted common stock	(206,802)	—	206,802	—	—	—	—	—
Retirement of treasury stock	—	—	(206,802)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	5,400	—	—	5,400
Issuance of common stock under the employee stock purchase plan	55,779	—	—	—	83	—	—	83
Unrealized gain, net of tax	—	—	—	—	—	157	—	157
Net loss	—	—	—	—	—	—	(35,321)	(35,321)
Balances at March 31, 2023	109,316,226	$11	—	$—	$895,600	$(115)	$(568,747)	$326,749
Vesting of restricted common stock from early-exercised options	—	—	—	—	1	—	—	1
Exercise of stock options	255,440	—	—	—	215	—	—	215
Repurchase of unvested restricted common stock	(46,600)	—	46,600	—	—	—	—	—
Retirement of treasury stock	—	—	(46,600)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	4,677	—	—	4,677
Issuance of common stock under the employee stock purchase plan	45,267	—	—	—	56	—	—	56
Unrealized gain, net of tax	—	—	—	—	—	93	—	93
Net loss	—	—	—	—	—	—	(50,228)	(50,228)
Balances at June 30, 2023	109,570,333	$11	—	$—	$900,549	$(22)	$(618,975)	$281,563
Vesting of restricted common stock from early-exercised options	—	—	—	—	—	—	—	—
Exercise of stock options	230,291	—	—	—	35	—	—	35
Repurchase of unvested restricted common stock	—	—	—	—	—	—	—	—
Retirement of treasury stock	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	4,264	—	—	4,264
Issuance of common stock under the employee stock purchase plan	45,705	—	—	—	57	—	—	57
Unrealized gain, net of tax	—	—	—	—	—	20	—	20
Net loss	—	—	—	—	—	—	(39,440)	(39,440)
Balances at September 30, 2023	109,846,329	$11	—	$—	$904,905	$(2)	$(658,415)	$246,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVIVYD, INC.

Condensed Consolidated Statements of Cash Flows

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(151,482)	$(124,989)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	16,731	14,341
Net amortization of premiums and accretion of discounts on marketable securities	—	(6,256)
Amortization of operating lease right-of-use assets	1,215	1,152
Depreciation expense	382	360
Changes in operating assets and liabilities:
Accounts receivable	(8,154)	—
Inventory	(23,391)	—
Prepaid expenses and other current assets	15,311	(292)
Other non-current assets	(7,277)	4
Accounts payable	9,714	7,685
Accrued expenses	16,032	(5,452)
Operating lease liabilities	(1,247)	(1,159)
Other current liabilities	(15)	(18)
Other non-current liabilities	(700)	700
Net cash used in operating activities	(132,881)	(113,924)
Cash flows from investing activities:
Purchases of marketable securities	—	(91,202)
Maturities of marketable securities	—	294,583
Purchases of property and equipment	(145)	(615)
Net cash (used in) provided by investing activities	(145)	202,766
Cash flows from financing activities:
Proceeds from exercises of stock options	285	709
Proceeds from issuance of common stock under the employee stock purchase plan	191	196
Proceeds from issuance of common stock, net of issuance costs	39,285	—
Payments for offering costs	(507)	—
Payments for repurchases of unvested restricted common stock	—	(1)
Net cash provided by financing activities	39,254	904
Net (decrease) increase in cash and cash equivalents	(93,772)	89,746
Cash and cash equivalents at beginning of period	200,641	92,076
Cash and cash equivalents at end of period	$106,869	$181,822
Supplemental disclosure of cash flow information
Deferred offering costs in accrued expense	$35	$—
Deferred offering costs in accounts payable	$40	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVIVYD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Nature of the Business and Basis of Presentation

Invivyd, Inc. (together with its consolidated subsidiaries, the “Company”) is a biopharmaceutical company devoted to delivering protection from serious viral infectious diseases, beginning with SARS-CoV-2. The Company’s proprietary INVYMAB™ platform approach combines state-of-the-art viral surveillance and predictive modeling with advanced antibody engineering. INVYMAB is designed to facilitate the rapid, serial generation of new monoclonal antibodies (“mAbs”) to address evolving viral threats.

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

PEMGARDA is the Company’s first mAb in a planned series of innovative mAb candidates designed to keep pace with SARS-CoV-2 viral evolution. As the SARS-CoV-2 virus evolves over time, the Company anticipates leveraging its INVYMAB platform approach to periodically introduce new or engineered mAb candidates, an approach that would be analogous to the periodic updates made to influenza and COVID-19 vaccines. In January 2024, the Company nominated VYD2311, a next generation mAb candidate for COVID-19, as a drug candidate, and in September 2024, the Company announced dosing of the first participants in a Phase 1 clinical trial of VYD2311. VYD2311 is a mAb with high in vitro neutralization potency shown against prominent SARS-CoV-2 variants tested to date. The Phase 1 randomized, blinded, placebo-controlled clinical trial will evaluate escalating dosing as well as safety, tolerability, pharmacokinetics and immunogenicity of VYD2311 in healthy trial participants. The Phase 1 clinical trial is being conducted in Australia and will evaluate multiple dose levels of VYD2311 through various routes of administration, including exploration of intramuscular administration and subcutaneous administration, which are designed to be more system- and patient-friendly than intravenous administration. The Company expects preliminary data readouts from the Phase 1 clinical trial late in the fourth quarter of 2024 and anticipates additional clinical readouts from the VYD2311 program throughout 2025. Like pemivibart, VYD2311 was engineered from adintrevimab, the Company’s investigational mAb that has a robust safety data package and demonstrated clinically meaningful results in global Phase 2/3 clinical trials for both the prevention and treatment of COVID-19.

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

The Company was incorporated in the State of Delaware in June 2020. The Company operates as a hybrid company with employees working at its corporate headquarters in Waltham, Massachusetts and remotely. In June 2022, and subsequently amended in September 2022 and August 2024, the Company entered into a lease for dedicated laboratory and office space in Newton, Massachusetts for research and development purposes. In 2022, the Company expanded its research team to enable internal discovery and development of its mAb candidates, while continuing to leverage the Company’s existing partnership with Adimab, LLC (“Adimab”). The Company is focused on antibody discovery and use of Adimab’s platform technology while building its own internal capabilities. In addition, the Company performs research and development activities internally and engages third parties, including Adimab, to perform ongoing research and development and other services on its behalf.

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

To date, the Company has received regulatory authorization for only one product candidate, PEMGARDA, which has not been approved, but has been authorized for emergency use by the FDA under an EUA, for pre-exposure prophylaxis of COVID-19 in certain adults and adolescent individuals (12 years of age and older weighing at least 40 kg). Beyond VYD222 (pemivibart) and VYD2311, all of the Company’s other product candidates, other than adintrevimab, are currently in research development. The Company’s additional product candidates require significant additional research and development efforts, including extensive clinical testing, and regulatory authorization or approval prior to potential commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and compliance-reporting capabilities. It is uncertain when, if ever, the Company will generate substantial revenue from product sales to be able to fund its operating expenses and capital requirements.

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

The Company has incurred losses and negative cash flows from operations since its inception, including a net loss of $151.5 million for the nine months ended September 30, 2024. As of September 30, 2024, the Company had an accumulated deficit of $883.6 million. The Company may continue to generate operating losses for the foreseeable future.

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

If the Company is unable to obtain sufficient capital, the Company will be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2024, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023, the condensed consolidated statements of cash flows for the three and nine months ended September 30, 2024 and 2023 and the condensed consolidated statements of stockholders’ equity (deficit) for the three and nine months ended September 30, 2024 and 2023 are unaudited.

The accompanying unaudited condensed consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023, have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements. The accompanying condensed consolidated balance sheet as of December 31, 2023 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited annual consolidated financial statements, and the notes thereto, as of and for the year ended December 31, 2023, which are included in the 2023 Form 10-K.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of September 30, 2024 and December 31, 2023, the condensed consolidated results of operations for the three and nine months ended September 30, 2024 and 2023, the condensed consolidated cash flows for the three and nine months ended September 30, 2024 and 2023, and changes in stockholders’ equity (deficit) for the three and nine months ended September 30, 2024 and 2023 have been made. The Company’s condensed consolidated results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024.

2. Summary of Significant Accounting Policies

As of September 30, 2024, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 28, 2024 (the “2023 Form 10-K”) have not changed, except as discussed below.

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

As of September 30, 2024, the Company invested its excess cash in money market funds that are subject to minimal credit and market risks. The Company maintains its existing cash and cash equivalents at three accredited financial institutions. From time to time, these deposits may exceed federally insured limits. The Company has not experienced any losses historically in these accounts. Accordingly, the Company does not believe it is exposed to unusual credit risk related to its existing cash and cash equivalents beyond the normal credit risk associated with commercial banking relationships.

As of September 30, 2024, the Company's net product revenue was generated from sales to the Title Company (as defined below) and three third-party specialty distributors (see “Revenue Recognition” for additional information).

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

The Company is dependent on a limited number of third parties that provide license rights used by the Company in the development and commercialization of its product candidates and programs. Through September 30, 2024, the Company’s research and development programs primarily relate to rights conveyed by Adimab (see Note 7). The Company could experience delays in the development and commercialization of its product candidates and programs if the Adimab agreements or any other license agreement utilized in the Company’s research and development activities is terminated, if the Company fails to meet the obligations required under its arrangements, or if the Company is unable to successfully secure new strategic alliances or licensing agreements.

Accounts Receivable

Accounts receivable as of September 30, 2024 is comprised of $8.2 million of PEMGARDA product sales to the Title Company (as defined below) and three third-party specialty distributors (see “Revenue Recognition” for additional information).

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

The Company entered into a third-party logistics distribution agreement (the “3PL Agreement”) to engage a logistics distribution agent (the “3PL Agent”) to distribute the Company’s products to its customers. The 3PL Agent provides services to the Company that include storage, distribution, processing product returns, customer service support, logistics support, electronic data interface and system access support. Revenue is recognized when or as performance obligations are satisfied by transferring control of promised goods to a customer, generally upon delivery, based on an amount that reflects the consideration to which the Company expected to be entitled.

To date, the Company applied for mandatory distribution licenses that some states require for the Company to sell its product throughout the U.S. In order for the Company to execute sales in the U.S. prior to obtaining such licenses, the Company and an affiliate of the 3PL Agent (the “Title Company”) entered into a Temporary Title Model Agreement (the “Temporary Title Model Agreement”), which was an amendment to the 3PL Agreement, so that the Title Company could purchase and take title to the product and sell the product to the specialty distributors who contracted to purchase the product from the Company. Although under the Temporary Title Model Agreement, the Title Company took title to the product, the economic substance of the transaction provided that the Title Company did not possess the risk of loss or participate in the significant risks and rewards of ownership of the product or have the ability to control, direct the use of, and obtain substantially all of the remaining benefits from the product. Accordingly, the Company did not recognize revenue upon the transfer of the goods at the time of sale to the Title Company and recognized revenue when the goods were sold from the Title Company to the specialty distributors.

In July 2024, the Company obtained nearly all of the necessary state distribution licenses to sell its products throughout the U.S. and ceased using the Temporary Title Model Agreement process in the third quarter of 2024.

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

Government Chargebacks and Rebates

The Company is subject to discount obligations under its contract with the U.S. Department of Veterans Affairs. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included as a component of accrued expenses.

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

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, research and development expenses and related prepaid or accrued costs, stock-based compensation expense, revenue, including discounts and allowances, and inventory obsolescence. The Company bases its estimates on historical experience, known trends and other market-specific or relevant factors it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ materially from those estimates or assumptions.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires disclosure of incremental segment information on an annual and interim basis. The amendments also require companies with a single reportable segment to provide all disclosures required by this amendment and all existing segment disclosures in ASC 280, Segment Reporting. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company is currently evaluating the potential impacts of ASU 2023-07 on its consolidated financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 modifies the rules on income tax disclosures to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. The amendments are intended to address investors’ requests for income tax disclosures that provide more information to help them better understand an entity’s exposure to potential changes in tax laws and the ensuing risks and opportunities and to assess income tax information that affects cash flow forecasts and capital allocation decisions. The guidance also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The guidance is effective for the Company for the annual period beginning after December 15, 2024. All entities should apply the guidance prospectively but have the option to apply it retrospectively. The Company is currently evaluating the potential impacts of ASU 2023-09 on its consolidated financial statement disclosures.

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

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2024:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$101,553	$—	$—	$101,553
	$101,553	$—	$—	$101,553

	Fair Value Measurements at December 31, 2023:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$198,193	$—	$—	$198,193
	$198,193	$—	$—	$198,193

The money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy.

There were no changes to the valuation methods during the three and nine months ended September 30, 2024 or 2023.

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers into or out of Level 1, Level 2 or Level 3 fair value measurements during the three and nine months ended September 30, 2024 or 2023.

4. Inventory

The following table presents inventories (in thousands):

	September 30, 2024	December 31, 2023
Work in process	$26,216	$—
Finished goods	851	—
	$27,067	$—

The Company did not have any inventory as of December 31, 2023.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid external research, development and manufacturing costs	$5,744	$19,962
Prepaid insurance	205	1,770
Prepaid compensation and other	2,602	1,575
Interest receivable	460	933
	$9,011	$24,240

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued external research, development and manufacturing costs	$49,268	$28,151
Accrued professional and consultant fees	2,377	1,732
Accrued employee compensation	3,280	10,752
Accrued inventory	2,760	—
Other	1,716	225
	$59,401	$40,860

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

Amounts paid with respect to services performed by Adimab on the Company’s behalf under the Adimab Assignment Agreement are recognized as research and development expense as such amounts are incurred. During the three and nine months ended September 30, 2024 and 2023, the Company did not recognize any research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Assignment Agreement. Please refer to Note 15 for additional information.

The Company is obligated to pay Adimab up to $16.5 million upon the achievement of specified development and regulatory milestones for the first Product under the agreement that achieves such specified milestones and up to $8.1 million upon the achievement of specified development and regulatory milestones for the second Product under the agreement that achieves such specified milestones. The maximum aggregate amount of milestone payments payable under the agreement for any and all Products is $24.6 million, of which a total of $11.1 million has been achieved and paid as of September 30, 2024; however, milestone payments do not accrue for certain in vitro diagnostic devices consisting of or containing CoV Antibodies.

In March 2023, the Company achieved the first specified milestone for the second product candidate under the Adimab Assignment Agreement upon dosing of the first subject in a Phase 1 clinical trial evaluating VYD222, which obligated the Company to make a $0.4 million milestone payment to Adimab, which was paid in May 2023. In September 2023, the Company achieved specified milestones for the second product candidate under the Adimab Assignment Agreement upon dosing of the first subject in a pivotal clinical trial evaluating VYD222, which obligated the Company to make a $3.2 million milestone payment to Adimab, which was paid in October 2023. The next potential milestone under the Adimab Assignment Agreement is a low single-digit million-dollar regulatory milestone, which was not considered probable under U.S. GAAP and therefore, no expense was recognized as of September 30, 2024.

During both the three and nine months ended September 30, 2024, the Company did not recognize any in-process research and development (“IPR&D”) expense with respect to contingent consideration payable under the Adimab Assignment Agreement. During the three and nine months ended September 30, 2023, the Company recognized $3.2 and $3.6 million, respectively, of IPR&D expense with respect to contingent consideration payable under the Adimab Assignment Agreement. Except for milestone payments of $11.1 million incurred through December 31, 2023, no other milestone payments have been paid to or have been earned by Adimab through September 30, 2024.

The Company is obligated to pay Adimab royalties of a mid-single-digit percentage based on net sales of any Products, beginning upon the first commercial sale of a Product in accordance with the Adimab Assignment Agreement. The royalty rate is subject to reductions specified under the agreement. Royalties are due on a Product-by-Product and country-by-country basis beginning upon the first commercial sale of each Product and ending on the later of (i) 12 years after the first commercial sale of such Product in such country and (ii) the expiration of the last valid claim of a patent covering such Product in such country (the “Royalty Term”). During both the three and nine months ended September 30, 2024, the Company expensed $0.5 million of royalties and reserves all rights under the Adimab Assignment Agreement and the applicable law. During both the three and nine months ended September 30, 2023, the Company did not expense any royalties. In addition, the Company is obligated to pay Adimab royalties of a specified percentage in the range of 45% to 55% of any compulsory sublicense consideration received by the Company in lieu of certain royalty payments.

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

The Company agreed to pay Adimab a quarterly fee of $1.3 million, which could be cancelled at the Company’s option at any time. For so long as the Company was paying such quarterly fee (or earlier if (i) the Company experienced a change of control after the third anniversary of the Adimab Collaboration Agreement or (ii) Adimab owned less than a specified percentage of the Company’s equity), Adimab and its affiliates agreed not to assist or direct certain third parties to discover or optimize antibodies intended to bind to coronaviruses or influenza viruses. Under the Adimab Collaboration Agreement, the Company could also elect to decrease the scope of Adimab’s exclusivity obligations and obtain a corresponding decrease in the quarterly fee. In December 2023, the Company elected to decrease the scope of Adimab’s exclusivity obligations to cover only coronaviruses and obtained a corresponding decrease in the quarterly fee. Effective January 2024, the Company became obligated to pay Adimab a quarterly fee of $0.6 million. During the three and nine months ended September 30, 2024, the Company recognized $0.6 million and $1.8 million, respectively, of research and development expense related to the quarterly fee. During the three and nine months ended September 30, 2023, the Company recognized $1.3 million and $3.9 million, respectively, of research and development expense related to the quarterly fee.

For each agreed upon research program that is commenced, the Company is obligated to pay Adimab quarterly for its services performed during a given research program at a specified full-time equivalent rate; a discovery delivery fee of $0.2 million; and an optimization completion fee of $0.2 million. For each option exercised by the Company to commercialize a specific research program, the Company is obligated to pay Adimab an exercise fee of $1.0 million. Amounts paid with respect to services performed by Adimab on the Company’s behalf in each of the research programs under the Adimab Collaboration Agreement are recognized as research and development expense as such amounts are incurred and services are rendered. During both the three and nine months ended

September 30, 2024, the Company did not recognize any research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Collaboration Agreement. During the three and nine months ended September 30, 2023, the Company recognized $0.1 million and $0.5 million, respectively, of research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Collaboration Agreement. During the three and nine months ended September 30, 2024, the Company did not recognize any IPR&D expense related to drug delivery fees, optimization completion fees or option exercise fees. During both the three and nine months ended September 30, 2023, the Company recognized $1.0 million, $0.2 million, and $0.2 million of IPR&D expense related to an option exercise fee, a drug delivery fee and an optimization completion fee, respectively. Please refer to Note 15 for additional information.

The Company is obligated to pay Adimab up to $18.0 million upon the achievement of specified development and regulatory milestones for each product under the Adimab Collaboration Agreement that achieves such milestones. The next potential milestone under the Adimab Collaboration Agreement is a low single-digit million-dollar clinical milestone, which was not considered probable under U.S. GAAP and therefore, no expense was recognized as of September 30, 2024. The Company is also obligated to pay Adimab royalties of a mid-single-digit percentage based on net sales of any product under the Adimab Collaboration Agreement, subject to reductions for third-party licenses. The royalty term will expire for each product on a country-by-country basis upon the later of (i) 12 years after the first commercial sale of such product in such country and (ii) the expiration of the last valid claim of any patent claiming composition of matter or method of making or using any antibody identified or optimized under the Adimab Collaboration Agreement in such country.

In addition, the Company is obligated to pay Adimab for Adimab’s performance of certain validation work with respect to certain antigens acquired from a third party. In consideration for this work, the Company is obligated to pay Adimab royalties of a low single-digit percentage based on net sales of products that contain such antigens for the same royalty term as antibody-based products, but the Company is not obligated to make any milestone payments for such antigen products. Through September 30, 2024, no royalty payments have been paid to or have been earned by Adimab under the Adimab Collaboration Agreement.

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

The Company is obligated to pay Adimab an annual fee of single digit millions on each of the first four anniversaries of the Adimab Platform Transfer Agreement Effective Date, which allows the Company to receive material improvements to the platform technology, including materially improved antibody optimization libraries, updates that provide new functionality to the platform, and software upgrades, from Adimab through June 2027. The first annual fee became due in September 2023 and was paid in October 2023. During the three and nine months ended September 30, 2024, the Company recognized a portion of the annual fees as research and development expense. Beginning in July 2027 and ending in June 2042, unless terminated earlier, the Company has the option to receive additional material improvements to the platform technology from Adimab, subject to a commercially reasonable fee to be negotiated by the parties.

The Company is obligated to pay Adimab up to $9.5 million upon the achievement of specified development and regulatory milestones for each product under the Adimab Platform Transfer Agreement that achieves such milestones. The next potential milestone under the Adimab Platform Transfer Agreement is a mid-six-digit dollar preclinical milestone, which was not considered probable under U.S. GAAP and therefore, no expense was recognized as of September 30, 2024.

In addition, the Company is obligated to pay Adimab royalties of a low single-digit percentage based on net sales of products containing an antibody discovered, engineered or optimized using Adimab’s platform technology, subject to reductions specified under the Adimab Platform Transfer Agreement. Royalties are due on a product-by-product and country-by-country basis. The royalty term will expire for each product on a country-by-country basis upon the later of (i) 12 years after the first commercial sale of such product in such country and (ii) the expiration of the last valid claim of a program antibody patent for covering the program antibody contained in such product in such country. Through September 30, 2024, no royalty payments have been paid to or have been earned by Adimab under the Adimab Platform Transfer Agreement.

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

The Company is also obligated to pay royalties in the range of less than 1.0% to WuXi Biologics based on net sales of any Licensed Products manufactured by the Company or a third party on its behalf. However, if the Company uses WuXi Biologics to manufacture all of its commercial supplies for Licensed Products, no royalties would be owed by the Company to WuXi Biologics for net sales of Licensed Products. The Company has an option to buy out its royalty obligations on a Licensed Cell Line-by-Licensed Cell Line basis by making a one-time payment in the low eight-figures to WuXi Biologics. Royalties are due on a Licensed Product-by-Licensed Product basis commencing on the date of the first commercial sale of the applicable product and continuing for so long as the Company commercializes Licensed Products or, if earlier, until the Company exercises its option to buy out the royalty obligations. Through September 30, 2024, no royalties had become due to WuXi Biologics.

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

The Company concluded that the Cell Line License Agreement represented an asset acquisition of IPR&D with no alternative future use. The Cell Line License Agreement did not qualify as a business combination because substantially all of the fair value of the assets acquired was concentrated in a single asset. The Company did not recognize any IPR&D expense under the Cell Line License Agreement during the three and nine months ended September 30, 2024. The Company recognized $0 and $0.6 million of IPR&D expense under the Cell Line License Agreement during the three and nine months ended September 30, 2023, respectively.

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

During the three and nine months ended September 30, 2024, the Company did not recognize any research and development expense related to the cash compensation paid to PHP. During the three and nine months ended September 30, 2023, the Company recognized $0 and $2.3 million, respectively, of research and development expense related to the cash compensation paid to PHP. Please refer to Note 15 for additional information.

In addition to the cash compensation, on the PHP Effective Date, the Company issued a warrant to purchase shares of the Company’s common stock to PHP (the “PHP Warrant”). The exercise price of the PHP Warrant is $3.48 per share of the Company’s common stock, which was equal to the Nasdaq official closing price of a share of the Company’s common stock on the trading day immediately prior to the PHP Effective Date. The PHP Warrant is exercisable for up to an aggregate of 6,824,712 shares of the Company’s common stock, and vests in three separate tranches as follows:

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

In June 2022, the Company entered into a two-year noncancelable agreement for dedicated laboratory and office space in Newton, Massachusetts (the “Newton, MA Lease”), which was amended in September 2022. Pursuant to the amended Newton, MA Lease, the

Company entered into a two-year noncancelable agreement for new dedicated laboratory and office space in Newton, Massachusetts, on the same campus as, and in lieu of, the space leased under the original lease. The Company took occupancy of the new dedicated laboratory and office space in December 2022. The amended Newton, MA Lease provided for monthly rental payments, including base rent charges of $1.3 million per year. In August 2024, the Newton, MA Lease was further amended to extend the lease through November 2025, with an option to further extend the lease for an additional twenty-five months or continue the lease on a month-to-month basis after completion of the term ending in November 2025.

The components of operating lease expense were as follows (in thousands):

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For The Nine Months Ended September 30,
	2024	2023	2024	2023
Lease cost:
Operating lease cost	$440	$430	$1,301	$1,290
Variable lease cost	4	11	11	34
Total lease cost	$444	$441	$1,312	$1,324

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$435	$432	$1,304	$1,296

Future minimum lease payments under the noncancelable leases as of September 30, 2024 was as follows (in thousands):

Year Ending December 31,	Operating Lease
2024 (excluding the nine months ended September 30, 2024)	437
2025	1,246
Total lease payments	1,683
Present value adjustment	(50)
Present value of operating lease liability	$1,633

As of September 30, 2024, the Company’s operating leases were measured using a weighted-average incremental borrowing rate of 6.0% over a weighted-average remaining lease term of 1.1 years.

As of September 30, 2023, the Company’s operating leases were measured using a weighted-average incremental borrowing rate of 6.0% over a weighted-average remaining lease term of 2.0 years.

The total operating liabilities are presented on the Company’s condensed consolidated balance sheet based on maturity dates. $1.4 million is classified under “operating lease liabilities, current” for the portion due within twelve months, and $0.2 million is classified under “operating lease liabilities, non-current”.

License Agreements

The Company has entered into license agreements with Adimab and WuXi Biologics (see Note 7).

Other Agreements

In November 2022, the Company entered into the PHP MSA (see Note 8). Concurrently with the PHP MSA, the Company entered into the PHP Work Order, pursuant to which PHP agreed to advise and counsel the Company regarding clinical development and regulatory matters with respect to its product candidates. The PHP Work Order was effective for six months from November 2022 and terminated in accordance with its terms in May 2023. As compensation for the services and deliverables under the PHP Work Order, the Company recognized research and development expense of $0.5 million per month during the term of the PHP Work Order for an Aggregate Fee of $3.0 million.

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

Through September 30, 2024, the Company committed to noncancelable purchase obligations related to commercial drug substance and drug product manufacturing under the Commercial Manufacturing Agreement. As of September 30, 2024, the total remaining contractually binding commercial drug substance and drug product purchase obligations due to WuXi Biologics was $38.3 million, which is expected to be paid in 2024 and 2025. As of September 30, 2024, $36.5 million related to the contractually binding commercial drug substance and drug product batches was included in accounts payable and accrued expenses, which is expected to be paid in 2024 and 2025.

Through September 30, 2024, the Company committed to noncancelable purchase obligations related to the procurement of materials to be used in future drug substance and drug product manufacturing under the Commercial Manufacturing Agreement. As of September 30, 2024, the total remaining contractually binding purchase obligations due to WuXi Biologics was $17.0 million, which is expected to be paid in 2024 and 2025. As of September 30, 2024, $10.6 million related to the procurement of materials to be used in future drug substance and drug product manufacturing was included in accounts payable and accrued expenses, which is expected to be paid in 2024 and 2025.

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

Other Contracts

The Company enters into agreements with third parties in the ordinary course of business for various products and services, including those related to research, preclinical and clinical operations, manufacturing and support, supply chain, and distribution. These contracts do not contain any material minimum purchase commitments. Certain of these agreements provide for termination rights subject to the payment of termination fees and/or wind-down costs. Under such agreements, the Company is contractually obligated to make certain payments to vendors upon early termination, primarily to reimburse them for their unrecoverable outlays incurred prior to cancellation as well as any amounts owed by the Company prior to early termination. The actual amounts the Company could pay in the future to the vendors under such agreements may differ from the purchase order amounts due to cancellation provisions. The termination fees were not probable of payment as of September 30, 2024 and December 31, 2023.

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

On January 31, 2023, a securities class action lawsuit captioned Brill v. Invivyd, Inc., et. al., Case No. 1:23-CV-10254-LTS, was filed against the Company and certain of its former officers in the U.S. District Court for the District of Massachusetts. The complaint alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder on the basis of purportedly materially false and misleading statements and omissions concerning ADG20’s effectiveness against the Omicron variant of COVID-19. The complaint sought, among other things, unspecified damages, attorneys’ fees, expert fees, and other costs. The court appointed lead plaintiffs for the action on June 28, 2023. On August 23, 2023, the lead plaintiffs filed an amended complaint that made allegations similar to those in the original complaint and asserted the same claims against the same defendants as the original complaint. On October 19, 2023, the parties filed a joint stipulation to advise the court that the lead plaintiffs intended to seek leave to file a second amended complaint, and on November 22, 2023, the lead plaintiffs filed a second amended complaint that made allegations similar to those in the prior complaints and asserted the same claims against the same defendants as the prior complaints. On January 12, 2024, the defendants filed a motion to dismiss the second amended complaint in its entirety. The lead plaintiffs filed an opposition to the motion to dismiss on February 26, 2024, and the defendants filed a reply in further support of their motion to dismiss on March 27, 2024. The court heard oral arguments on the defendants’ motion to dismiss on May 10, 2024. The court granted the defendants’ motion to dismiss on September 18, 2024, dismissing the second amended complaint in its entirety, with prejudice and without leave to amend. The plaintiffs did not appeal the court's decision. As such, the Company has concluded that this matter is closed.

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

10. Common Stock

Shares Reserved for Future Issuance

As of September 30, 2024, the Company had reserved 45,909,485 shares of common stock for the exercise of outstanding stock options and the issuance of awards available for grant under the Company’s 2020 Equity Incentive Plan, 2021 Equity Incentive Plan and 2021 Employee Stock Purchase Plan (see Note 11).

Shelf Registration Statement

In September 2022, the Company filed a shelf registration statement on Form S-3 with the SEC (File No. 333-267643) and an accompanying base prospectus, which was declared effective by the SEC on October 5, 2022, for the offer and sale of up to $400 million of the Company’s securities. As of September 30, 2024, $325 million of the Company’s securities remained available for offer and sale under this shelf registration statement.

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

In February 2024, the Company sold 9,000,000 shares of its common stock under the Sales Agreement at an average price of $4.50 per share for $39.3 million in net proceeds. As of September 30, 2024, $34.5 million remained available for sale under the Sales Agreement.

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

As of September 30, 2024, there were 2,985,456 shares authorized to be issued upon the exercise of outstanding stock option grants and no shares reserved for future issuance under the 2020 Plan.

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

As of September 30, 2024, there were an aggregate of 45,004,758 shares authorized to be issued under the 2020 Plan and the 2021 Plan, which included 2,985,456 and 18,890,298 shares authorized to be issued upon the exercise of outstanding stock option grants from the 2020 Plan and 2021 Plan, respectively, and 0 and 23,129,004 shares reserved for future issuance under the 2020 Plan and 2021 Plan, respectively.

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

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of stock options granted:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2024	2023	2024	2023
Expected term (in years)	6.1	6.1	5.9	5.9
Expected volatility	61.8%	64.3%	62.5%	68.0%
Risk-free interest rate	4.1%	4.2%	4.1%	3.7%
Expected dividend yield	—%	—%	—%	—%

Stock Option Activity

The following table summarizes the Company’s stock option activity since December 31, 2023:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2023	23,065,514	$5.08	8.7	$24,745
Granted	5,866,869	$3.42	—	—
Exercised	(296,301)	$0.96	—	—
Forfeited	(6,760,328)	$4.70	—	—
Outstanding at September 30, 2024	21,875,754	$4.81	7.8	$93
Vested and expected to vest at September 30, 2024	21,875,754	$4.81	7.8	$93
Options exercisable at September 30, 2024	11,506,753	$5.98	6.9	$93

The weighted-average grant date fair value of stock options granted during the three and nine months ended September 30, 2024 was $0.74 and $2.06, respectively, per share. The weighted-average grant date fair value of stock options granted during the three and nine months ended September 30, 2023 was $1.06 and $1.15, respectively, per share.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair market value of the common stock for the options that had exercise prices lower than the estimated fair value of the Company’s common stock at September 30, 2024 and 2023.

The total intrinsic value of stock options exercised was $0.1 million and $0.3 million for the three and nine months ended September 30, 2024, respectively. The total intrinsic value of stock options exercised was $0.1 million and $0.5 million for the three and nine months ended September 30, 2023, respectively.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense (service-based stock options and employee stock purchase plan) in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$932	$1,235	$3,497	$5,116
Selling, general and administrative	1,934	3,029	13,234	9,225
	$2,866	$4,264	$16,731	$14,341

As of September 30, 2024, $0.9 million of share-based compensation expense was capitalized and recorded as Inventory in the accompanying condensed consolidated balance sheet.

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

As of September 30, 2024, total unrecognized stock-based compensation expense related to unvested stock-based awards was $21.5 million, which is expected to be recognized over a weighted-average period of 2.3 years.

2021 Employee Stock Purchase Plan

In July 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective immediately prior to and contingent upon the execution of the underwriting agreement related to the Company’s IPO. A total of 1,342,773 shares of common stock were initially reserved for issuance under the 2021 ESPP. There were 438,046 shares issued under the 2021 ESPP as of September 30, 2024. The number of shares of common stock that may be issued under the 2021 ESPP will automatically increase on the first day of each calendar year, pursuant to the evergreen provision thereof, beginning on January 1, 2022 and continuing through January 1, 2031, by an amount equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the calendar month before the date of each automatic increase, (ii) 2,685,546 shares and (iii) an amount determined by the Company’s board of directors. The number of shares to be issued under the 2021 ESPP did not increase on January 1, 2024 or January 1, 2023, pursuant to the evergreen provision thereof, as determined by the Company’s board of directors. The first offering under the 2021 ESPP was June 6, 2022. As of September 30, 2024, 904,727 shares remained available for issuance under the 2021 ESPP. During both the three and nine months ended September 30, 2024, the Company recognized less than $0.1 million in related stock-based compensation expense. During both the three and nine months ended September 30, 2023, the Company recognized less than $0.1 million in related stock-based compensation expense.

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

There were no warrants issued during the three and nine months ended September 30, 2024 and 2023. As of September 30, 2024, there were 6,824,712 warrants outstanding and not yet vested at a weighted-average exercise price of $3.48, with a weighted-average remaining contractual term of 8.13 years.

12. Income Taxes

For the three and nine months ended September 30, 2024 and 2023, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period, due to its uncertainty of realizing a benefit from those items. Substantially all of the Company’s operating losses since inception have been generated in the U.S.

13. Defined Contribution Plan

The Company maintains a 401(k) Plan (the “401(k) Plan”) for the benefit of eligible employees. The 401(k) Plan is a defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, that covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Pursuant to the terms of the 401(k) Plan, the Company is required to make non-elective contributions of 3% of eligible participants’ compensation. For the three and nine months ended September 30, 2024, the Company contributed $0.2 million and $0.5 million, respectively, to the 401(k) Plan. For the three and nine months ended September 30, 2023, the Company contributed $0.3 million and $0.6 million, respectively, to the 401(k) Plan.

14. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(60,739)	$(39,440)	$(151,482)	$(124,989)
Denominator:
Weighted-average common shares outstanding, basic and diluted	119,495,284	109,754,812	118,163,599	109,333,684
Net loss per share attributable to common stockholders, basic and diluted	$(0.51)	$(0.36)	$(1.28)	$(1.14)

Shares of unvested restricted common stock are not considered outstanding for accounting purposes until vested and were excluded from the calculations of basic net loss per share attributable to common stockholders for the three and nine months ended September 30, 2023. There were no shares of unvested restricted common stock for the three and nine months ended September 30, 2024.

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

	For the Three and Nine Months Ended September 30,	For the Three and Nine Months Ended September 30,
	2024	2023
Stock options to purchase common stock	21,875,754	22,046,348
Unvested restricted common stock	—	31,766
Warrants to purchase common stock	6,824,712	6,824,712
	28,700,466	28,902,826

15. Related-Party Transactions

As of September 30, 2024 and December 31, 2023, an aggregate of $1.3 million and $0.7 million, respectively, was due to Adimab under the Adimab Assignment Agreement, the Adimab Collaboration Agreement, the Adimab Platform Transfer Agreement and the Adimab DNA Sequencing Services Agreement (as defined below) by the Company and was included in accrued expenses. As of September 30, 2024 and December 31, 2023, no amounts were due to the Company from Adimab under the Adimab Assignment Agreement, the Adimab Collaboration Agreement, the Adimab Platform Transfer Agreement or the Adimab DNA Sequencing Services Agreement.

Adimab Assignment Agreement

Under the Adimab Assignment Agreement, Adimab, a principal stockholder of the Company, is entitled to receive milestone and royalty payments upon specified conditions and receives payments from the Company for providing ongoing services under the agreement (see Note 7).

During both the three and nine months ended September 30, 2024, the Company did not recognize any IPR&D expense with respect to contingent consideration payable under the Adimab Assignment Agreement. During the three and nine months ended September 30, 2023, the Company recognized $3.2 million and $3.6 million, respectively, as IPR&D expense with respect to a milestone payable under the Adimab Assignment Agreement.

During the three and nine months ended September 30, 2024 and 2023, the Company did not recognize any research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Assignment Agreement.

During both the three and nine months ended September 30, 2024, the Company expensed $0.5 million of royalties as costs of product revenue and reserves all rights under the Adimab Assignment Agreement and the applicable law. During both the three and nine months ended September 30, 2023, the Company did not recognize any costs of product revenue with respect to royalties under the Adimab Assignment Agreement.

Adimab Collaboration Agreement

Under the Adimab Collaboration Agreement, the Company is obligated to pay Adimab for certain fees, milestones and royalty payments (see Note 7).

During the three and nine months ended September 30, 2024, the Company recognized $0.6 million and $1.8 million, respectively, of research and development expense related to the quarterly fee under the Adimab Collaboration Agreement. During the three and nine months ended September 30, 2023, the Company recognized $1.3 million and $3.9 million, respectively, of research and development expense related to the quarterly fee under the Adimab Collaboration Agreement.

During both the three and nine months ended September 30, 2024, the Company did not recognize any research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Collaboration Agreement. During the three and nine months ended September 30, 2023, the Company recognized $0.1 million and $0.5 million, respectively, of research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Collaboration Agreement.

During both the three and nine months ended September 30, 2024, the Company did not recognize any IPR&D expense related to an option fee. During both the three and nine months ended September 30, 2023, the Company recognized $1.0 million of IPR&D expense related to an option exercise fee.

During both the three and nine months ended September 30, 2024, the Company did not recognize any IPR&D expense related to a drug delivery fee or optimization fee. During both the three and nine months ended September 30, 2023, the Company recognized $0.2 million of IPR&D expense related to a drug delivery fee and $0.2 million of IPR&D expense related to an optimization completion fee.

Adimab Platform Transfer Agreement

Under the Adimab Platform Transfer Agreement, the Company is obligated to pay Adimab for certain fees, milestones and royalty payments (see Note 7), including an annual fee of single digit millions on each of the first four anniversaries of the Adimab Platform Transfer Agreement Effective Date.

During both the three and nine months ended September 30, 2024 and 2023, the Company recognized a portion of the annual fee as research and development expense under the Adimab Platform Transfer Agreement.

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

During both the three and nine months ended September 30, 2024, the Company recognized less than $0.1 million of research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab DNA Sequencing Services Agreement. During both the three and nine months ended September 30, 2023, the Company recognized less than $0.1 million of research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab DNA Sequencing Services Agreement

Population Health Partners, L.P.

Under the PHP MSA and PHP Work Order, the Company was obligated to pay cash compensation for services and deliverables (see Note 8). Tamsin Berry, a member of the Company’s board of directors, is a Limited Partner of PHP.

During the three and nine months ended September 30, 2024, the Company did not recognize any research and development expense related to the cash compensation paid to PHP. During the three and nine months ended September 30, 2023, the Company recognized $0 and $2.3 million, respectively, of research and development expense related to services performed by PHP in connection with the PHP Work Order, which terminated in accordance with its terms in May 2023.

As of September 30, 2024, no amounts were due to PHP by the Company, and no amounts were due from PHP to the Company.

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
•
our expectation that PEMGARDA will be our first monoclonal antibody (“mAb”) in a planned series of innovative mAb candidates designed to keep pace with SARS-CoV-2 viral evolution, and our plans to leverage our INVYMAB™ platform approach to periodically introduce new or engineered mAb candidates as the SARS-CoV-2 virus evolves over time;
•
the anticipated timing, design, progress and results of preclinical studies and clinical trials of our product candidates, such as pemivibart and VYD2311, including statements regarding initiation or completion of studies or trials and related preparatory work, the period during which results of any studies or trials will become available, and potential regulatory submissions;
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
•
our plans regarding SARS-CoV-2 variant monitoring of antiviral activity as part of our ongoing industrial virology effort;
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

PEMGARDA is our first mAb in a planned series of innovative mAb candidates designed to keep pace with SARS-CoV-2 viral evolution. As the SARS-CoV-2 virus evolves over time, we anticipate leveraging our INVYMAB platform approach to periodically introduce new or engineered mAb candidates, an approach that would be analogous to the periodic updates made to influenza and COVID-19 vaccines. In January 2024, we nominated VYD2311, a next generation mAb candidate for COVID-19, as a drug candidate, and in September 2024, we announced dosing of the first participants in a Phase 1 clinical trial of VYD2311. VYD2311 is a mAb with high in vitro neutralization potency shown against prominent SARS-CoV-2 variants tested to date. The Phase 1 randomized, blinded, placebo-controlled clinical trial will evaluate escalating dosing as well as safety, tolerability, pharmacokinetics and immunogenicity of VYD2311 in healthy trial participants. The Phase 1 clinical trial is being conducted in Australia and will evaluate multiple dose levels of VYD2311 through various routes of administration, including exploration of intramuscular administration and subcutaneous administration, which are designed to be more system- and patient-friendly than intravenous administration. We expect preliminary data readouts from the Phase 1 clinical trial late in the fourth quarter of 2024 and anticipate additional clinical readouts from the VYD2311 program throughout 2025. Like pemivibart, VYD2311 was engineered from adintrevimab, our investigational mAb that has a robust safety data package and demonstrated clinically meaningful results in global Phase 2/3 clinical trials for both the prevention and treatment of COVID-19.

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

Globally, COVID-19 has caused millions of deaths and lasting health problems in many survivors and remains a significant global health concern, particularly for immunocompromised individuals. Isolation and mental health impacts, absenteeism from work, and educational losses for children have been profound consequences of this crisis. COVID-19 persists and continues to impact patients, notably those who are immunocompromised, and combating this disease will require a variety of effective and safe prevention and treatment options for years to come. By leveraging our capabilities, which we have developed through our experience with adintrevimab and pemivibart and over four years in the COVID-19 space, we aim to develop a continuous repertoire of SARS-CoV-2 neutralizing mAbs to keep pace with viral evolution.

PEMGARDA has not been approved but has been authorized for emergency use by the FDA under an EUA, for pre-exposure prophylaxis of COVID-19 in certain adults and adolescent individuals (12 years of age and older weighing at least 40 kg). The emergency use of PEMGARDA is only authorized for the duration of the declaration that circumstances exist justifying the authorization of the emergency use of drugs and biological products during the COVID-19 pandemic under Section 564(b)(1) of the Federal Food, Drug, and Cosmetic Act (“FDCA”), 21 U.S.C. § 360bbb-3(b)(1), unless the declaration is terminated or authorization revoked sooner. PEMGARDA is authorized for use only when the combined national frequency of variants with substantially reduced susceptibility to PEMGARDA is less than or equal to 90%, based on available information including variant susceptibility to PEMGARDA and national variant frequencies.

We engage in active SARS-CoV-2 variant monitoring of antiviral activity as part of our ongoing industrial virology effort, which leverages a consistent, high-quality, independent, third-party pseudoviral system that routinely tests authentic Invivyd-produced molecules and is supported by structure-based analytics. In September 2024, we announced continued neutralizing activity of PEMGARDA (pemivibart) against SARS-CoV-2 variants KP.3.1.1 and LB.1, and attractive neutralization potency of VYD2311 against the same contemporary viruses, and also provided an update to ongoing structural analysis showing no meaningful mutational change in the pemivibart binding site since the Omicron shift late in 2021.

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

Since our inception, we have incurred significant losses, including a net loss of $151.5 million for the nine months ended September 30, 2024. As of September 30, 2024, we had an accumulated deficit of $883.6 million. We may continue to incur significant expenses and recognize losses in the foreseeable future as we expand and progress our research and development activities, manufacturing activities and commercialization efforts. In addition, our losses from operations may fluctuate significantly from period to period depending on the timing of our clinical trials and our expenditures on other research and development activities, manufacturing activities, and commercialization efforts. Our expenses could increase substantially in connection with our ongoing activities, as we:

•
commercialize PEMGARDA;
•
initiate and conduct clinical trials of our product candidates;
•
develop product candidates in any new indications or patient populations;

•
advance our preclinical and discovery programs, including development and screening of additional antibodies, as well as ongoing SARS-CoV-2 variant monitoring and testing;
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

As a result, we will require additional funding through a combination of contribution from revenues, equity offerings, government or private-party grants, debt financings or other capital sources, such as collaborations with other companies, strategic alliances or licensing arrangements to support our continuing operations and pursue our growth strategy. We may be unable to secure additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we are unable to secure additional funding when needed, we could be forced to curtail our planned operations and the pursuit of our growth strategy.

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

Cost of Product Revenue

Cost of product revenue includes PEMGARDA manufacturing costs, labor and overhead costs, and stability study costs. PEMGARDA manufacturing costs include manufacturing materials, third-party manufacturing costs, packaging costs, shipping costs, and royalties.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher and more variable development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Our research and development expenses will increase as we continue to advance PEMGARDA and as we expect to continue advancing VYD2311 through clinical development, including the associated manufacturing activities, pursue EUA or regulatory approval of our product candidates, and continue to discover and develop additional product candidates.

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

In June 2022, and subsequently amended in September 2022 and August 2024, we entered into a lease agreement for dedicated laboratory and office space in Newton, Massachusetts for research and development purposes. Through September 30, 2024, we have operated as a hybrid company with employees working at our corporate headquarters and remotely. We have not incurred material operating expenses for the rent, maintenance and insurance of facilities, or for the depreciation of fixed assets.

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

We continue to monitor the manner in which countries will enact legislation to implement the Pillar Two framework proposed by the Organisation for Economic Co-operation and Development, which proposes a 15% global corporate minimum tax. As of September 30, 2024, various countries have enacted aspects of Pillar Two while committing to enact additional aspects in future years. While we do not expect these rules to have a material impact on our effective tax rate, we continue to monitor these initiatives on a global basis.

Results of Operations

Comparison of the three months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,	Three Months Ended September 30,
(in thousands)	2024	2023	Change
Revenue:
Product revenue, net	$9,300	$—	$9,300
Total revenue	9,300	—	9,300
Operating costs and expenses:
Cost of product revenue	806	—	806
Research and development	57,850	25,574	32,276
Acquired in-process research and development	—	4,600	(4,600)
Selling, general and administrative	12,955	12,886	69
Total operating costs and expenses	71,611	43,060	28,551
Loss from operations	(62,311)	(43,060)	(19,251)
Other income:
Other income, net	1,572	3,620	(2,048)
Total other income, net	1,572	3,620	(2,048)
Net loss	$(60,739)	$(39,440)	$(21,299)

The following discussion presents the components of our expenses for the periods presented:

Product Revenue, Net

Product revenue, net was $9.3 million for the three months ended September 30, 2024. There was no product revenue, net for the three months ended September 30, 2023. The $9.3 million increase is the result of product sales in the third quarter of 2024 following the launch of PEMGARDA.

Cost of Product Revenue

Cost of product revenue was $0.8 million for the three months ended September 30, 2024. There was no cost of product revenue for the three months ended September 30, 2023. The $0.8 million increase is the result of PEMGARDA product sales following launch and certain period costs.

We began capitalizing our inventory costs in March 2024, in connection with EUA from the FDA and based upon our expectation that these costs would be recoverable through commercialization of PEMGARDA. Prior to the capitalization of our inventory costs, such costs were recorded as research and development expenses in the period incurred. Had our pre-EUA manufacturing costs been capitalized, our reported margins would approach 80%.

Research and Development Expenses

	Three Months Ended September 30,	Three Months Ended September 30,
(in thousands)	2024	2023	Change
Direct, external research and development expenses by program:
VYD222(1)	$4,637	$12,327	$(7,690)
VYD2311(2)	45,045	—	45,045
Adintrevimab	128	214	(86)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	3,823	7,181	(3,358)
External discovery-related and other costs	4,217	5,852	(1,635)
Total research and development expenses	$57,850	$25,574	$32,276

(1) In March 2023, we announced the nomination of VYD222 as a novel mAb therapeutic option for COVID-19.

(2) In March 2024, we announced the nomination of VYD2311 as a novel mAb therapeutic option for COVID-19.

Research and development expenses were $57.9 million for the three months ended September 30, 2024, compared to $25.6 million for the three months ended September 30, 2023. The $32.3 million increase in research and development expenses was primarily due to the following:

•
the decrease in direct costs related to our VYD222 program resulted from $4.3 million in contract costs for commercial manufacturing, $3.5 million in contract research costs for our CANOPY clinical trial, and $0.2 million in nonclinical expenses, partially offset by increases of $0.3 million in other external expenses;
•
the increase in direct costs related to our VYD2311 program resulted from the nomination of our VYD2311 product candidate in the first quarter of 2024 and consisted primarily of contract manufacturing costs;
•
the direct costs related to our adintrevimab program were consistent following the nomination of our VYD222 product candidate in the first quarter of 2023;
•
the decrease in personnel related costs related to a $1.8 million decrease in stock-based compensation and the capitalization of certain inventory costs which were recorded as research and development personnel related costs prior to the EUA of PEMGARDA; and
•
the decrease in external discovery-related and other costs resulted from a $1.9 million decrease in contract manufacturing costs and $0.9 million decrease in other nonclinical expenses, partially offset by a $1.2 million increase in other external costs related to our pipeline candidates.

Acquired In-Process Research and Development (“IPR&D”) Expenses

There was no IPR&D expense recognized during the three months ended September 30, 2024.

IPR&D expenses of $4.6 million for the three months ended September 30, 2023 consisted of $3.2 million incurred related to a milestone under the Adimab Assignment Agreement and $1.4 million incurred related to an option exercise fee, a drug discovery fee and an optimization completion fee under the Adimab Collaboration Agreement.

Selling, General and Administrative Expenses

	Three Months Ended September 30,	Three Months Ended September 30,
(in thousands)	2024	2023	Change
Personnel related (including stock-based compensation)	$4,932	$6,939	$(2,007)
Professional and consultant fees	7,340	5,424	1,916
Other	683	523	160
Total selling, general and administrative expenses	$12,955	$12,886	$69

Selling, general and administrative expenses were $13.0 million for the three months ended September 30, 2024, compared to $12.9 million for the three months ended September 30, 2023. The $0.1 million increase in selling, general and administrative expenses was primarily due to the following:

•
the decrease in personnel related costs was primarily due to decreases in headcount and stock-based compensation;
•
the increase in professional and consultant fees was primarily due to a $3.7 million increase related to the commercialization of PEMGARDA, partially offset by a $1.4 million and $0.3 million decrease in professional service fees and director and officer insurance premiums, respectively; and

•
other costs remained relatively consistent between periods.

Other Income

Other income was $1.6 million for the three months ended September 30, 2024, consisting primarily of interest earned on our invested cash balances.

Other income was $3.6 million for the three months ended September 30, 2023, consisting of $1.9 million of interest earned on our invested cash balances and $1.7 million of net accretion of discounts related to our marketable securities.

Comparison of the nine months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2024	2023	Change
Revenue:
Product revenue, net	$11,564	$—	$11,564
Total revenue	11,564	—	11,564
Operating costs and expenses:
Cost of product revenue	894	—	894
Research and development	119,344	96,393	22,951
Acquired in-process research and development	—	5,575	(5,575)
Selling, general and administrative	48,973	34,038	14,935
Total operating costs and expenses	169,211	136,006	33,205
Loss from operations	(157,647)	(136,006)	(21,641)
Other income (expense):
Other income (expense), net	6,165	11,017	(4,852)
Total other income (expense), net	6,165	11,017	(4,852)
Net loss	$(151,482)	$(124,989)	$(26,493)

The following discussion presents the components of our expenses for the periods presented:

Product Revenue, Net

Product revenue, net was $11.6 million for the nine months ended September 30, 2024. There was no product revenue, net for the nine months ended September 30, 2023. The $11.6 million increase is the result of product sales following the launch of PEMGARDA in the second quarter of 2024.

Cost of Product Revenue

Cost of product revenue was $0.9 million for the nine months ended September 30, 2024. There was no cost of product revenue for the nine months ended September 30, 2023. The $0.9 million increase is the result of PEMGARDA product sales following launch and certain period costs.

We began capitalizing our inventory costs in March 2024, in connection with EUA from the FDA and based upon our expectation that these costs would be recoverable through commercialization of PEMGARDA. Prior to the capitalization of our inventory costs, such costs were recorded as research and development expenses in the period incurred. Had our pre-EUA manufacturing costs been capitalized, our reported margins would approach 80%.

Research and Development Expenses

	Nine Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2024	2023	Change
Direct, external research and development expenses by program:
VYD222(1)	$27,936	$52,694	$(24,758)
VYD2311(2)	64,175	—	64,175
Adintrevimab	475	3,363	(2,888)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	14,403	20,978	(6,575)
External discovery-related and other costs	12,355	19,358	(7,003)
Total research and development expenses	$119,344	$96,393	$22,951

(1) In March 2023, we announced the nomination of VYD222 as a novel mAb therapeutic option for COVID-19.

(2) In March 2024, we announced the nomination of VYD2311 as a novel mAb therapeutic option for COVID-19.

Research and development expenses were $119.3 million for the nine months ended September 30, 2024, compared to $96.4 million for the nine months ended September 30, 2023. The $22.9 million increase in research and development expenses was primarily due to the following:

•
the decrease in direct costs related to our VYD222 program resulted from $26.5 million in contract costs for commercial manufacturing and $0.5 million in nonclinical expenses, partially offset by increases of $1.8 million in contract research costs for our CANOPY clinical trial and $0.5 million in other external expenses;
•
the increase in direct costs related to our VYD2311 program resulted from the nomination of our VYD2311 product candidate in the first quarter of 2024 and consisted primarily of contract manufacturing costs and nonclinical expenses;
•
the decrease in direct costs related to our adintrevimab program of $2.9 million resulted from the nomination of our VYD222 product candidate in the first quarter of 2023;
•
the decrease in personnel related costs related to capitalization of $4.0 million of certain inventory costs which were recorded as research and development costs prior to the EUA of PEMGARDA and a $2.6 million decrease primarily due to a reduction in headcount, including a $0.7 million decrease due to stock-based compensation; and
•
the decrease in external discovery-related and other costs resulted from a $5.1 million decrease in contract manufacturing costs related to our pipeline candidates and a $2.7 million decrease in other nonclinical expenses, partially offset by a $0.6 million increase in other external costs and $0.2 million in clinical trial expenses.

Acquired In-Process Research and Development (“IPR&D”) Expenses

There was no IPR&D expense recognized during the nine months ended September 30, 2024.

IPR&D expenses of $5.6 million for the nine months ended September 30, 2023 consisted of $3.6 million incurred related to milestones under the Adimab Assignment Agreement, $1.4 million incurred related to an option exercise fee, a drug discovery fee and an optimization completion fee under the Adimab Collaboration Agreement, and $0.6 million incurred related to license fees under the WuXi Biologics’ Cell Line License Agreement.

Selling, General and Administrative Expenses

	Nine Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2024	2023	Change
Personnel related (including stock-based compensation)	$24,728	$18,690	$6,038
Professional and consultant fees	22,024	13,849	8,175
Other	2,221	1,499	722
Total selling, general and administrative expenses	$48,973	$34,038	$14,935

Selling, general and administrative expenses were $49.0 million for the nine months ended September 30, 2024, compared to $34.0 million for the nine months ended September 30, 2023. The $14.9 million increase in selling, general and administrative expenses was primarily due to the following:

•
the increase in personnel related costs was primarily due to an increase in headcount-related costs, including an increase in stock-based compensation expense of $4.0 million that was primarily due to the accelerated vesting of a portion of the outstanding stock options granted to our former Chief Executive Officer, in accordance with the terms of his employment agreement; and
•
the increase in professional and consultant fees and other costs of $8.2 million and 0.7 million, respectively, was primarily related to the commercialization of PEMGARDA.

Other Income

Other income was $6.2 million for the nine months ended September 30, 2024, consisting primarily of interest earned on our invested cash balances.

Other income was $11.0 million for the nine months ended September 30, 2023, consisting primarily of $4.6 million of interest earned on our invested cash balances and $6.4 million of net accretion of discounts related to our marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

Through September 30, 2024, we have incurred significant operating losses and negative cash flows from operations. Although we received an EUA from the FDA for PEMGARDA in March 2024, we may continue to incur significant expenses and potential operating losses for the foreseeable future as we commercialize PEMGARDA and advance the development of our other product candidates. To date, we have financed our operations primarily with net proceeds of $464.7 million from sales of our preferred stock, with aggregate net proceeds from our IPO in August 2021 of $327.5 million, and with net proceeds of $39.3 million from sales of our common stock under the Sales Agreement (as defined below). After receiving EUA in March 2024, we have also funded our operations from sales of PEMGARDA.

In December 2023, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which we may, at our option, offer and sell shares of our common stock, with a sales value of up to $75.0 million, from time to time, through Cantor, acting as sales agent, in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended. Cantor is entitled to a commission of 3% of the gross proceeds from any sales of such shares. In February 2024, we sold 9,000,000 shares of our common stock under the Sales Agreement at an average price of $4.50 per share for $39.3 million in net proceeds. As of September 30, 2024, $34.5 million remained available for sale under the Sales Agreement.

As of September 30, 2024, we had cash and cash equivalents of $106.9 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(132,881)	$(113,924)
Net cash (used in) provided by investing activities	(145)	202,766
Net cash provided by financing activities	39,254	904
Net (decrease) increase in cash and cash equivalents	$(93,772)	$89,746

Operating Activities

During the nine months ended September 30, 2024, operating activities used $132.9 million of cash, primarily due to our net loss of $151.5 million, partially offset by non-cash charges of $18.3 million and changes in our operating assets and liabilities of $0.3 million. The changes in our operating assets and liabilities primarily consisted of a $16.0 million increase in accrued expenses, a $15.3 million decrease in prepaid expenses, and a $9.7 million increase in accounts payable, partially offset by a $23.4 million increase in inventory, a $8.1 million increase in accounts receivables, a $7.3 million increase in other non-current assets, a $1.2 million decrease in operating lease liabilities and a $0.7 million decrease in other non-current liabilities. The increase in accrued expenses was primarily due to the timing of vendor invoicing and payments. The decrease in prepaid expenses and other current assets was primarily due to the utilization of WuXi Biologics manufacturing prepayments.

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

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2024 consisted of $0.1 million in purchases of property and equipment.

Net cash provided by investing activities during the nine months ended September 30, 2023 consisted of $294.6 million in maturities of marketable securities, offset by $91.2 million in purchases of marketable securities and $0.6 million in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2024 consisted of $39.3 million from the issuance of common stock under the Sales Agreement, $0.3 million from exercises of stock options, and $0.2 million from the issuance of common stock under the employee stock purchase plan, offset by $0.5 million in payments for offering costs related to the Sales Agreement.

Net cash provided by financing activities during the nine months ended September 30, 2023 consisted of $0.7 million from exercises of stock options and $0.2 million from the issuance of common stock under the employee stock purchase plan.

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

We expect to finance our operations through a combination of contribution from revenues, equity offerings, government or private-party grants, debt financings or other capital sources, such as collaborations with other companies, strategic alliances or licensing arrangements to support our continuing operations and pursue our growth strategy. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of such securities may include liquidation or other preferences and anti-dilution protections that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to secure additional funds through contribution from revenues, equity or debt financings or through other sources, when needed, we may be required to delay, limit, reduce or terminate our product development programs or any commercialization efforts or grant rights to develop and market product candidates to third parties that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

Through September 30, 2024, we committed to noncancelable purchase obligations related to commercial drug substance and drug product manufacturing under the Commercial Manufacturing Services Agreement with WuXi Biologics, which was entered into in December 2020, amended and restated in August 2021 and further amended and restated in September 2023 (as amended and restated, the “Commercial Manufacturing Agreement”). As of September 30, 2024, the total remaining contractually binding commercial drug substance and drug product purchase obligations due to WuXi Biologics was $38.3 million, which is expected to be paid in 2024 and 2025. As of September 30, 2024, $36.5 million related to the contractually binding commercial drug substance and drug product batches was included in accounts payable and accrued expenses, which is expected to be paid in 2024. Through September 30, 2024, we committed to noncancelable purchase obligations of $17.0 million related to the procurement of materials to be used in future drug substance and drug product manufacturing under the Commercial Manufacturing Agreement, which is expected to be paid in 2024. As of September 30, 2024, $10.6 million related to the procurement of materials to be used in future drug substance and drug product manufacturing was included in accounts payable and accrued expenses, which is expected to be paid in 2024. For additional information, see Note 9 to our condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q. Other than the above noted transactions, during the three and nine months ended September 30, 2024, there were no material changes to our contractual obligations from those described in the 2023 Form 10-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On January 31, 2023, a securities class action lawsuit captioned Brill v. Invivyd, Inc., et. al., Case No. 1:23-CV-10254-LTS, was filed against us and certain of our former officers in the U.S. District Court for the District of Massachusetts. The complaint alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder on the basis of purportedly materially false and misleading statements and omissions concerning ADG20’s effectiveness against the Omicron variant of COVID-19. The complaint sought, among other things, unspecified damages, attorneys’ fees, expert fees, and other costs. The court appointed lead plaintiffs for the action on June 28, 2023. On August 23, 2023, the lead plaintiffs filed an amended complaint that made allegations similar to those in the original complaint and asserted the same claims against the same defendants as the original complaint. On October 19, 2023, the parties filed a joint stipulation to advise the court that the lead plaintiffs intended to seek leave to file a second amended complaint, and on November 22, 2023, the lead plaintiffs filed a second amended complaint that made allegations similar to those in the prior complaints and asserted the same claims against the same defendants as the prior complaints. On January 12, 2024, the defendants filed a motion to dismiss the second amended complaint in its entirety. The lead plaintiffs filed an opposition to the motion to dismiss on February 26, 2024, and the defendants filed a reply in further support of their motion to dismiss on March 27, 2024. The court heard oral arguments on the defendants’ motion to dismiss on May 10, 2024. The court granted the defendants’ motion to dismiss on September 18, 2024, dismissing the second amended complaint in its entirety, with prejudice and without leave to amend. The plaintiffs did not appeal the court’s decision. As such, we have concluded that this matter is closed.

Item 1A. Risk Factors.

Information regarding risks and uncertainties related to our business appears in Part I, Item 1A. “Risk Factors” of the 2023 Form 10-K. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors set forth in the 2023 Form 10-K, other than as described below.

Risks Related to the Commercialization of Our Product Candidates

Our commercial prospects may be harmed if academic or other third-party labs unrelated to Invivyd generate virologic activity data that creates doubt regarding the neutralization activity of pemivibart or any other of Invivyd’s product candidates, even if such data is ultimately shown to be inconsistent with neutralization data generated through Invivyd’s industrial-grade virology efforts.

From time to time, academic or other third-party labs unrelated to Invivyd may produce and run tests on their own molecules meant to resemble Invivyd molecules, such as pemivibart, or run tests on Invivyd molecules utilizing differing assays, and put neutralization findings of unknown quality into the public domain. In connection with the emergency use authorization (“EUA”) for PEMGARDA™ (pemivibart), the U.S. Food and Drug Administration (“FDA”) has acknowledged that neutralization findings from sources other than Invivyd’s independent, contracted vendor may differ due to, among other reasons, assay differences or because the molecule tested by other labs differs from pemivibart in sequence. Nevertheless, publicly available neutralization data against emerging SARS-CoV-2 variants are reviewed by the FDA and may be factored into the totality of evidence when considering the potential for adequate neutralization activity of PEMGARDA to support continued emergency use authorization.

To the extent that virologic activity data in the public domain generated by academic or other third-party labs unrelated to Invivyd creates doubt regarding the neutralization activity of pemivibart or other Invivyd product candidates, it could adversely impact our regulatory authorization and market acceptance by healthcare providers (“HCPs”) or patients, particularly if such publicly available neutralization findings are referenced by the FDA in relation to the regulatory authorization of any Invivyd product candidate, which would adversely affect our commercial prospects and ability to generate revenues, even if such data is preliminary, non-peer-reviewed, and/or generated with molecules that are not authentic Invivyd molecules, and even if such data is ultimately shown to be inconsistent with neutralization data generated through Invivyd’s industrial-grade virology efforts.

For example, in October 2024, Invivyd withdrew formal revenue guidance for FY2024 following growth headwinds after the FDA updated the PEMGARDA Fact Sheet for HCPs (“Fact Sheet”) in August 2024 to include a link to contested, non-peer-reviewed neutralization data of a non-pemivibart antibody generated by an academic lab, which indicated that PEMGARDA may have reduced susceptibility to certain SARS-CoV-2 variants, including KP.3.1.1. In September 2024, we announced that pseudovirus in vitro neutralization data generated by Invivyd’s independent, contracted vendor as part of our industrial-grade virology efforts showed continued neutralizing activity of PEMGARDA against KP.3.1.1 and other SARS-CoV-2 variants tested, and later that month, the FDA re-issued an updated PEMGARDA Fact Sheet to provide accurate in vitro neutralization activity of PEMGARDA against dominant circulating variants, including KP.3.1.1. However, this series of events resulted in confusion in the HCP and vulnerable population communities about PEMGARDA and negatively impacted our net product revenue growth.

If academic or other third-party labs unrelated to Invivyd generate virologic activity data that creates doubt regarding the neutralization activity of pemivibart or any other of Invivyd’s product candidates, our regulatory authorization and our commercial prospects may be harmed, even if such data is ultimately shown to be inconsistent with neutralization data generated through Invivyd’s industrial-grade virology efforts.

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

In addition, any third parties conducting our nonclinical activities or our clinical trials, or monitoring and managing our data, will not be our employees, and except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our programs. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the nonclinical, clinical or other data they generate or otherwise obtain is compromised or not timely made available to us or regulatory authorities, due to the failure to adhere to applicable protocols, regulatory requirements, contractual obligations or for other reasons, our preclinical studies or clinical trials may be extended, delayed or terminated, the strength and reliability of our data may be adversely impacted, which may impact our ability to obtain or maintain regulatory authorization or approval, or result in modification to the regulatory authorization or approval documents (e.g., EUA fact sheet, letter of authorization or prescribing information), and may impact our ability to successfully commercialize our product candidates. Consequently, our results of operations and the commercial prospects for our product candidates may be harmed, our costs could increase substantially and our ability to generate revenue could be impaired significantly. For example, following receipt of EUA from the FDA in March 2024 for PEMGARDA™ (pemivibart) for the pre-exposure prophylaxis (prevention) of COVID-19 in certain adults and adolescent individuals (12 years of age and older weighing at least 40 kg), we were informed in mid-July 2024 by our third-party authentic virus neutralization assay (“AVNA”) vendor that a possible contamination event may have impacted the AVNA potency value generated by such vendor for pemivibart against JN.1, which was the dominant circulating SARS-CoV-2 variant in the United States between January 2024 and April 2024. Along with the pseudotyped viral neutralization assay (“PVNA”) potency value for pemivibart against JN.1, the original PEMGARDA Fact Sheet reflected the AVNA potency value for pemivibart against JN.1.We have been pursuing additional AVNA assay work with multiple third-party AVNA vendors to reassess the AVNA potency value for pemivibart against JN.1, while also working with our third-party PVNA vendor to continue to generate and provide the FDA with PVNA potency data against SARS-CoV-2 variants, as required by the PEMGARDA EUA. As a result of the possible contamination event at our third-party AVNA vendor that may have impacted the AVNA potency value for pemivibart against JN.1, the FDA made modifications to the PEMGARDA Fact Sheet, including, among other changes, removal of the AVNA potency value for pemivibart against JN.1 and incorporation of certain other available information for HCPs to consider when determining whether to prescribe PEMGARDA.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities; Use of Proceeds

We did not issue any unregistered equity securities during the three months ended September 30, 2024.

Purchases of Equity Securities by the Issuer

We did not purchase any of our equity securities during the three months ended September 30, 2024.

Item 5. Other Information.

Trading Plans

During the three months ended September 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

INVIVYD, INC.

Date: November 14, 2024	By:	/s/ William Duke, Jr.
William Duke, Jr.
Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)