Form 10-K
period 2024-12-31
Invivyd, Inc.
filed 2025-03-20
CIK 1832038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $86.8 million based on the closing price of the registrant’s common stock on June 28, 2024. The calculation excludes shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. This determination of affiliate status is not a determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of March 11, 2025 was 119,961,445.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission no later than 120 days after the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, and are not guarantees of future performance. The words “may,” “anticipate,” “believe,” “could,” “expect,” “intends,” “might,” “plan,” “possible,” “potential,” “aim,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These statements speak only as of the date of this Annual Report on Form 10-K and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements include, without limitation, statements about the following:

•
our plans related to the commercialization of PEMGARDA™ (pemivibart), which received emergency use authorization (“EUA”) from the U.S. Food and Drug Administration (“FDA”) in March 2024, including our expectations about the potential market opportunity;
•
our plans to periodically introduce new monoclonal antibody (“mAb”) candidates as the SARS-CoV-2 virus evolves over time;
•
our expectations related to VYD2311, our next generation mAb candidate for COVID-19, and the potential of VYD2311 to offer the ability to deliver clinically meaningful titer levels through more system- and patient-friendly means;
•
the anticipated timing, design, progress and results of preclinical studies and clinical trials of our product candidates, including statements regarding initiation or completion of studies or trials and related preparatory work, the period during which results of any studies or trials will become available, and potential regulatory submissions;
•
our devotion to delivering protection from serious viral infectious diseases, and our commitment to developing a robust pipeline of product candidates which could be used in prevention or treatment of serious viral diseases, starting with COVID-19 and potentially expanding into other high-need indications;
•
our strategy to advance product candidates to address infectious diseases through internal research, collaborations, and in-licensing;
•
our goal of establishing streamlined development pathways to efficiently introduce new mAb candidates targeting SARS-CoV-2;
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
•
our manufacturing capabilities and strategy, and our expectations regarding supply and demand of our product candidates;
•
our ability to successfully commercialize our product candidates, if authorized or approved, including our distribution capabilities and strategy;
•
our ability to identify and develop future product candidates, including high-quality, long-lasting antibodies with a high barrier to viral escape in a manner that keeps pace with viral evolution;
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
•
We have incurred significant losses since our inception and are highly dependent on the commercial success of PEMGARDA for the foreseeable future. We may not achieve or maintain profitability.
•
We have a limited operating history and limited experience with commercializing products, which may make it difficult for an investor to evaluate the success of our business to date and to assess our future viability.
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

Risks Related to the Development of our Product Candidates

•
Newly emerging and future SARS-CoV-2 variants could reduce the activity and effectiveness of mAbs as a potential prevention of or treatment for symptomatic COVID-19, which may significantly and adversely affect our ability to complete our clinical trials and to obtain and maintain authorization or approval of, and commercialize our product candidates.
•
To date, we have received regulatory authorization for only one product candidate, PEMGARDA. If we are unable to successfully develop, receive regulatory authorization or approval for and commercialize our product candidates for the indications we seek, or successfully develop any other product candidates, or experience significant delays in doing so, our business will be harmed.
•
Because our product candidates represent novel approaches to the prevention and/or treatment of a relatively new disease, there are many uncertainties regarding the development, market acceptance, third-party reimbursement coverage, and commercial potential of our product candidates. We may not be successful in aligning with regulators on an expedited and replicable pathway to SARS-CoV-2 mAb authorization or approval.
•
We may not produce durable, broadly neutralizing, effective or safe mAbs in an adequate time period to address a changing virus. If we are unable to timely identify, develop, obtain and maintain authorization or approval for, and commercialize mAbs in a manner that keeps pace with viral evolution, our business prospects will be significantly harmed.
•
There can be no assurance that the public health emergency in the U.S. declared under the Federal Food, Drug, and Cosmetic Act (the “FDCA”) permitting the FDA to authorize drugs and biologics for emergency use during the COVID-19 pandemic will continue to be in place for an extended period of time and that the product candidates we are developing for COVID-19 could be granted an EUA by the FDA or similar authorization by regulatory authorities outside of the U.S. if we decide to apply for such an authorization. If we are not able to obtain or maintain regulatory authorization or approval for our product candidates, our business will be substantially harmed.
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
•
We may experience delays or difficulties in the enrollment and/or retention of patients in clinical trials, or we may pause, delay or terminate enrollment in our clinical trials, which could in turn delay or prevent our receipt of necessary regulatory authorizations or approvals.

•
We may not be successful in our efforts to build a pipeline of additional product candidates through internal efforts or through partnerships for discovery of novel antibody product candidates.

Risks Related to the Manufacturing of our Product Candidates

•
Monoclonal antibody therapies are complex, difficult and time-consuming to manufacture, and we currently rely on a single contract manufacturer. We could experience manufacturing problems, may be unable to access desired future manufacturing capacity within desired timeframes, or may be unable to access raw materials due to global supply chain shortages or otherwise, that result in delays in the development, supply, or commercialization of our product candidates or otherwise harm our business.
•
We currently depend on sole-source third-party suppliers and a single contract manufacturer for materials and services that are necessary for the conduct of preclinical studies, manufacture and testing of our product candidates for clinical trials and commercial supply, and the loss of these third-party suppliers or contract manufacturer or their inability to supply us with sufficient quantities of adequate materials and services, or to do so at acceptable quality levels, acceptable pricing terms, and on a timely basis, could harm our business.

Risks Related to the Commercialization of Our Product Candidates

•
If the FDA revokes or terminates our EUA for PEMGARDA, we will be required to stop commercial distribution of PEMGARDA immediately unless we can obtain FDA approval for PEMGARDA under a traditional regulatory pathway, which may be lengthy and expensive, which could harm our future business prospects.
•
Our product candidates may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, due to the product profile, reimbursement dynamics or other reasons.
•
If we are unable to continue to build and maintain sales, marketing and distribution capabilities for PEMGARDA or any other product candidate that may receive regulatory authorization or approval, we may not be successful in commercializing PEMGARDA or such other product candidates if and when they are authorized or approved.
•
The affected populations for our product candidates, including PEMGARDA, may be smaller than we or third parties currently project, which may affect the addressable markets for our product candidates.
•
Our mAb product candidates, including PEMGARDA, may face significant competition from vaccines, antiviral agents and other therapeutics for COVID-19 that are currently available or in development.

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
•
There can be no assurance that we will continue to be able to comply with the continued listing standards of Nasdaq.

General Risk Factors

•
Unfavorable global economic conditions and geopolitical events, including as a result of trade tensions between the U.S. and China, could adversely affect our business, financial condition or results of operations, including conduct of our clinical trials and our manufacturing activities.

PART I

Item 1. Business.

Overview

Invivyd, Inc. is a biopharmaceutical company devoted to delivering protection from serious viral infectious diseases, beginning with SARS-CoV-2. PEMGARDA™ (pemivibart) is our first monoclonal antibody (“mAb”) to receive regulatory authorization and was designed to keep pace with SARS-CoV-2 viral evolution.

On March 22, 2024, we received emergency use authorization (“EUA”) from the U.S. Food and Drug Administration (“FDA”) for PEMGARDA injection, for intravenous use, a half-life extended investigational mAb, for the pre-exposure prophylaxis (prevention) of COVID-19 in adults and adolescents (12 years of age and older weighing at least 40 kg) who have moderate-to-severe immune compromise due to certain medical conditions or receipt of certain immunosuppressive medications or treatments and are unlikely to mount an adequate immune response to COVID-19 vaccination. Recipients should not be currently infected with or have had a known recent exposure to an individual infected with SARS-CoV-2.

In January 2024, we nominated VYD2311, a next generation mAb candidate for COVID-19, as a drug candidate, and in September 2024, we announced dosing of the first participants in a Phase 1 clinical trial of VYD2311. VYD2311 is a mAb with high in vitro neutralization potency shown against prominent SARS-CoV-2 variants tested to date. The ongoing Phase 1 randomized, blinded, placebo-controlled clinical trial is evaluating escalating dosing as well as safety, tolerability, pharmacokinetics and immunogenicity of VYD2311 in healthy trial participants. The Phase 1 clinical trial is being conducted in Australia and is evaluating multiple dose levels of VYD2311 through various routes of administration, including exploration of intramuscular administration and subcutaneous administration, which are designed to be more system- and patient-friendly than intravenous administration. In February 2025, we announced completion of recruitment in our Phase 1 clinical trial of VYD2311, as well as positive clinical data for both safety and pharmacokinetics. We expect additional data readouts from the Phase 1 clinical trial and VYD2311 program throughout 2025. Like pemivibart, VYD2311 was engineered from adintrevimab, our investigational mAb that has a robust safety data package and demonstrated clinically meaningful results in global Phase 2/3 clinical trials for both the prevention and treatment of COVID-19.

Globally, COVID-19 has caused millions of deaths and lasting health problems in many survivors and remains a significant global health concern, particularly for immunocompromised individuals. Isolation and mental health impacts, absenteeism from work, and educational losses for children have been profound consequences of this crisis. COVID-19 persists and continues to impact patients, notably those who are immunocompromised, and combating this disease will require a variety of effective and safe prevention and treatment options for years to come. By leveraging our capabilities, which we have developed through our experience with adintrevimab and pemivibart and nearly five years in the COVID-19 space, we aim to develop mAbs that could be used in prevention or treatment of serious viral diseases, starting with COVID-19 and potentially expanding into other high-need indications.

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

We engage in active SARS-CoV-2 variant monitoring of antiviral activity as part of our ongoing industrial virology effort, which leverages a consistent, high-quality, independent, third-party pseudoviral system that routinely tests authentic Invivyd-produced molecules and is supported by structure-based analytics. In September 2024, we announced continued neutralizing activity of PEMGARDA against SARS-CoV-2 variants KP.3.1.1 and LB.1, and attractive neutralization potency of VYD2311 against the same contemporary viruses, and also provided an update to ongoing structural analysis showing no meaningful mutational change in the pemivibart binding site since the Omicron shift late in 2021. In January 2025 and March 2025, we announced continued neutralizing activity of PEMGARDA and VYD2311 against dominant SARS-CoV-2 variants XEC and LP.8.1, respectively.

Since our inception, we have devoted substantially all of our resources to organizing and staffing, building an intellectual property portfolio, business planning, conducting research and development, establishing and executing arrangements with third parties for the manufacture of our product candidates, and raising capital. Our recent focus has been and will continue to be supporting the commercialization of PEMGARDA, advancing VYD2311 as our next generation mAb candidate for COVID-19, and establishing streamlined development pathways that could enable us to efficiently introduce new mAb candidates targeting SARS-CoV-2, leveraging previously generated safety and efficacy data from our clinical trials of adintrevimab and/or pemivibart.

We rely on partnerships, external consultants and contract research organizations (“CROs”) to conduct discovery, nonclinical, preclinical, clinical and commercial activities. Additionally, we rely on contract testing laboratories and a contract development and manufacturing organization (“CDMO”), WuXi Biologics (Hong Kong) Limited (“WuXi Biologics”), to execute our chemistry, manufacturing and controls development, testing and clinical and commercial manufacturing activities. Further, in 2022, we secured dedicated laboratory space and expanded our research team in order to enable internal discovery and development of our mAb candidates, while continuing to leverage our existing partnership with Adimab, LLC (“Adimab”). We are focused on antibody discovery and use of Adimab’s platform technology, while building our internal capabilities. In addition, we expect to continue to rely on third parties for clinical trials and the manufacture and testing of our product candidates, as well as to perform ongoing research and development and other services on our behalf.

Our Strategy

Our strategy is to discover, develop and commercialize differentiated product candidates that could be used in prevention or treatment of serious viral diseases, starting with COVID-19 and potentially expanding into other high-need indications. In order to achieve this goal, our strategy involves execution of the following key elements:

•
Continued execution of PEMGARDA commercial launch in the U.S. On March 22, 2024, we received an EUA from the FDA for PEMGARDA for the pre-exposure prophylaxis (prevention) of COVID-19 in adults and adolescents (12 years of age and older weighing at least 40 kg) who have moderate-to-severe immune compromise due to certain medical conditions or receipt of certain immunosuppressive medications or treatments and are unlikely to mount an adequate immune response to COVID-19 vaccination. Recipients should not be currently infected with or have had a known recent exposure to an individual infected with SARS-CoV-2. To support the commercialization of PEMGARDA, we have directly hired key leaders for our sales, marketing, market access, and medical affairs teams who have extensive experience commercializing products within the infectious and rare diseases spaces. After initially leveraging contract organizations for certain field-based roles, during the fourth quarter of 2024, we began transitioning to an in-house sales force. We have concentrated initially on the healthcare practitioners and institutions who care for the highest risk immunocompromised adults and adolescents through a highly focused field sales organization, which can potentially expand over time to reach the additional healthcare practitioners and institutions who care for other groups of moderately to severely immunocompromised adults and adolescents. We are currently focused on commercializing PEMGARDA in the U.S. with the commercial organization we have built, however we continue to explore potential opportunities to expand our ability to serve vulnerable people outside the U.S. through discussions with regulatory authorities as well as through potential partnerships and collaborations.
•
Ensuring supply of drug product for PEMGARDA and future clinical product candidates. We have partnered with WuXi Biologics for chemistry, manufacturing and controls (“CMC”) development and for clinical and commercial drug substance and drug product supply of PEMGARDA and VYD2311. We believe we have secured sufficient supply to meet demand for PEMGARDA and anticipated initial demand for VYD2311, if authorized or approved. We continue to evaluate access to capacity at WuXi Biologics and other CDMOs so we can aim to meet potential future demand for PEMGARDA, VYD2311 and future clinical product candidates.
•
Establishing streamlined development pathways that would allow us to efficiently introduce new mAb candidates targeting SARS-CoV-2. We continue to engage with the FDA with the aim of establishing expedited and replicable pathways for the authorization or approval of new SARS-CoV-2 mAbs. There are precedents for streamlined development pathways in the influenza and COVID-19 vaccine spaces for leveraging existing safety and efficacy data to bridge quickly to new or modified vaccines, and there are expedited regulatory review and approval approaches that we may determine to pursue for our product candidates, such as the FDA’s accelerated approval pathway, fast track designation and breakthrough therapy designation. We expect that these discussions with the FDA will continue as we advance VYD2311.
•
Advancing our differentiated product candidates to address infectious diseases through internal research, collaborations, and in-licensing. We have built a portfolio of broadly neutralizing SARS-CoV-2 antibodies as our lead disease area of focus. We have exclusive access to Adimab’s industry-leading B-cell mining, protein and antibody engineering capabilities for coronavirus antibody discovery. We are currently leveraging this partnership and building internal capabilities to further expand our portfolio with additional uniquely differentiated anti-viral antibodies targeting SARS-CoV-2, as well as other infectious diseases. In addition, we can employ unique protein engineering strategies to enhance activity of our antibodies against circulating SARS-CoV-2 variants of concern (“VoCs”). With our cutting edge viral and epidemiological surveillance, we aim to stay ahead of potential future

VoCs with our repertoire of broadly neutralizing mAbs. Finally, we continue to evaluate product candidates for infectious diseases with high unmet need through in-licensing opportunities in addition to utilizing our team’s expertise and differentiated design capabilities.
•
Leveraging our team’s collective expertise in development, manufacturing and commercialization to deliver future product candidates to patients. Since our inception, we have assembled a leadership team composed of seasoned executives with extensive experience, including developing and commercializing novel medicines for infectious disease. In addition to infectious disease, our leaders’ combined experience spans a broad set of therapeutic areas, such as oncology, organ transplant, rare disease, orphan disease and immunology which provides a diverse perspective and skill set that serve our patient communities. Based on our team’s collective track record, we executed on the clinical, regulatory, and manufacturing plan for PEMGARDA. We expect to leverage this experience to support our anticipated follow-on programs.

Background on COVID-19 and SARS-CoV-2 Variants

COVID-19, the disease caused by SARS-CoV-2 and its variants, gave rise to a global pandemic in 2020. SARS-CoV-2 continues to cause infections and disease. COVID-19 remains a significant global health problem. According to recent estimates from the World Health Organization (“WHO”), there have been approximately 778 million cases of laboratory-confirmed COVID-19 and 7.1 million COVID-19-related deaths worldwide, with approximately 103 million laboratory-confirmed cases of COVID-19 and more than 1.2 million COVID-19-related deaths in the U.S. Disease modeling conducted by several different organizations suggests that these estimates significantly underrepresent the true number of infections and deaths related to COVID-19.

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

Our Approach to The Development of Antibody-based Solutions for COVID-19 and Other Viral Diseases

Our approach is designed to deliver new product candidates that keep pace with viral evolution. By coupling ongoing variant surveillance and prediction of viral evolution with our discovery and engineering capabilities, our innovation engine has generated a pipeline of therapeutic candidates which could be used in prevention or treatment of serious viral diseases, starting with SARS-CoV-2. In order to provide solutions to vulnerable people as new variants emerge, we seek to leverage evolving regulatory paradigms, which may rely on surrogate endpoints, to expedite drug development. Our company has been designed to identify and develop high-quality, long-lasting antibodies with a high barrier to viral escape in a manner that keeps pace with viral evolution. Our product candidates can be tuned to improve potency, breadth of neutralization, as well as format, including half-life extending and other fragment crystallizable (“Fc”) region modifications. Key elements that we believe differentiate our approach include:

•
Recognition of the importance of broadly neutralizing antibodies with a reduced risk of viral escape: From the outset of our COVID-19 program, we chose to identify and engineer mAbs with a high potential to resist SARS-CoV-2 variant escape. We are targeting epitopes that are (1) minimally polymorphic since the emergence of Omicron variants, (2) privileged with respect to contemporary population-level immune pressure, and (3) potentially conserved across other human sarbecoviruses (such as SARS-CoV-2) that utilize angiotensin converting enzyme-2 (“ACE-2”) to infect cells, providing anticipated neutralization breadth to our mAb candidates.
•
Continuous monitoring for SARS-CoV-2 variants: We continuously maintain and improve our in-house suite of digital monitoring tools for identifying new and upcoming SARS-CoV-2 variants before they become VoCs. Further, by pinpointing dominant spike glycoprotein sites targeted by human antibody repertoires and mapping common mutational escape routes, we aim to predict future variants.
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
•
Expedited path to the clinic and market: In order to deliver new mAb products in a rapid and timely manner to patients at risk, we believe that new, expedited approaches and pathways are needed across nonclinical, clinical and CMC development. We are leveraging and applying our experience with adintrevimab, which demonstrated clinically meaningful results and a robust safety package, and PEMGARDA to new therapeutic candidates, including VYD2311. We seek to streamline nonclinical toxicology studies where possible, with the intention of reducing dependence on animal studies, which we believe is well in line with the FDA’s position. Furthermore, the SARS-CoV-2 RBD is a well validated target and mechanism of action for mAbs with robust safety and efficacy data generated across the class. We expect that these data will enable the continued application of surrogate endpoints in future development programs, an approach that was leveraged in our Phase 3 CANOPY clinical trial of pemivibart with the use of calculated serum neutralizing antibody titers as a correlate of protection. We also seek to streamline our manufacturing approach, leveraging platform processes and historical data to ensure product quality for future product candidates. We will be actively engaging with regulatory authorities to seek concurrence on these proposals as we advance our product candidates.

We are employing similar antibody discovery, variant monitoring, and development strategies for other antigenically variable viruses, such as influenza and respiratory syncytial virus.

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

Although the Biden Administration allowed the COVID-19 public health emergency declared by HHS under Section 319 of the PHS Act to expire on May 11, 2023, this did not impact the FDA’s ability to authorize COVID-19 drugs and biological products for emergency use pursuant to the relevant declaration under Section 564 of the FDCA. The FDA, therefore, may continue to issue new EUAs going forward when criteria for issuance are met. Such authority arises from the determinations and declarations issued pursuant to Section 564 of the FDCA, including the EUA declaration on March 27, 2020, which remains in effect unless or until the Secretary of HHS terminates such declaration. If an EUA declaration is terminated, the EUAs based on such declaration would cease to be in effect and the FDA may no longer issue EUAs for products covered by such declaration.

Addressable Patient Populations

Pre-Exposure Prophylaxis

The FDA issued an EUA for PEMGARDA (pemivibart) in March 2024 for the pre-exposure prophylaxis of COVID-19 in certain patients with moderate-to-severe immune compromise; no other mAb therapies for prevention of COVID-19 are currently authorized. Furthermore, no other mAb therapies for the prevention of COVID-19 have been authorized by the FDA since January 2023, when the last of the previously-authorized mAb therapies lost activity against then circulating variants.

Based on our market research and internal analysis, we believe that there are more than 9 million immunocompromised people, with varying degrees of immune compromise, in the U.S. alone who may not adequately respond to COVID-19 vaccination, increasing their risk for severe COVID-19. Vaccines for pre-exposure prophylaxis of COVID-19 have not demonstrated adequate efficacy against symptomatic disease or more significant outcomes in the immunocompromised population. This vulnerable population that is unlikely to mount an adequate response to vaccination has been left with no therapeutic options for prevention of COVID-19 outside of pemivibart.

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

Treatment

We believe that there are still gaps in COVID-19 treatment alternatives. For instance, significant drug-drug interactions can limit the utility of some oral antivirals as a treatment option for immunocompromised people or others who are taking certain medications. While PEMGARDA is not authorized for use for treatment of COVID-19 or for post-exposure prophylaxis of COVID-19, we believe there could be opportunities to further explore the development of mAbs for the treatment of COVID-19.

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

Pipeline Overview

We are devoted to delivering protection from serious viral infectious diseases. By pairing state-of-the-art viral surveillance and predictive modeling with advanced antibody engineering techniques, we are committed to developing a robust pipeline of product candidates which could be used in prevention or treatment of serious viral diseases, starting with COVID-19 and potentially expanding into other high-need indications.

PEMGARDA is our first mAb to receive regulatory authorization and was designed to keep pace with SARS-CoV-2 viral evolution. VYD2311 is our next generation mAb candidate being developed for COVID-19 to continue to address the urgent need for new prophylactic and therapeutic options. As the SARS-CoV-2 virus evolves over time, we anticipate periodically introducing new mAb candidates, an approach that could be analogous to the periodic updates made to influenza and COVID-19 vaccines.

Beyond PEMGARDA and VYD2311, we have additional anti-SARS-CoV-2 mAb candidates in discovery and pre-clinical characterization. Our robust pipeline reflects our strategy to continuously discover and engineer new candidates that can be leveraged to keep pace with viral evolution.

All mAbs listed in our pipeline are investigational therapies and have not been approved for use by any regulatory authority.

PEMGARDA

Pre-Exposure Prophylaxis

PEMGARDA™ (pemivibart) is a half-life extended investigational mAb. PEMGARDA was engineered from adintrevimab, our investigational mAb that has a robust safety data package and provided evidence of clinical efficacy in global Phase 2/3 clinical trials for the prevention and treatment of COVID-19. PEMGARDA has demonstrated in vitro neutralizing activity against major SARS-CoV-2 variants, including JN.1, KP.3.1.1, XEC and LP.8.1. PEMGARDA targets the SARS-CoV-2 spike protein RBD, thereby inhibiting virus attachment to the human ACE2 receptor on host cells.

PEMGARDA (pemivibart) injection (4500 mg), for intravenous use received EUA from the FDA in March 2024 for the pre-exposure prophylaxis (prevention) of COVID-19 in adults and adolescents (12 years of age and older weighing at least 40 kg) who have moderate-to-severe immune compromise due to certain medical conditions or receipt of certain immunosuppressive medications or treatments and are unlikely to mount an adequate immune response to COVID-19 vaccination. Recipients should not be currently infected with or had recent known exposure to a person infected with SARS-CoV-2.

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
•
Receipt of chimeric antigen receptor (CAR)-T-cell or hematopoietic stem cell transplant (within 2 years of transplantation or taking immunosuppressive therapy)
•
Moderate or severe primary immunodeficiency (e.g., common variable immunodeficiency disease, severe combined immunodeficiency, DiGeorge syndrome, Wiskott-Aldrich syndrome)
•
Advanced or untreated HIV infection (people with HIV and CD4 cell counts <200/mm3, history of an AIDS-defining illness without immune reconstitution, or clinical manifestations of symptomatic HIV)
•
Active treatment with high-dose corticosteroids (i.e., ≥20 mg prednisone or equivalent per day when administered for ≥2 weeks), alkylating agents, antimetabolites, transplant-related immunosuppressive drugs, cancer chemotherapeutic agents classified as severely immunosuppressive, and biologic agents that are immunosuppressive or immunomodulatory (e.g., B-cell depleting agents)

PEMGARDA is not authorized for use for treatment of COVID-19, or for post-exposure prophylaxis of COVID-19 in individuals who have been exposed to someone infected with SARS-CoV-2. Pre-exposure prophylaxis with PEMGARDA is not a substitute for vaccination in individuals for whom COVID-19 vaccination is recommended. Individuals for whom COVID-19 vaccination is recommended, including individuals with moderate-to-severe immune compromise who may derive benefit from COVID-19 vaccinations, should receive COVID-19 vaccination. In individuals who have received a COVID-19 vaccine, PEMGARDA should be administered at least 2 weeks after vaccination.

PEMGARDA has not been approved, but has been authorized for emergency use by the FDA under an EUA, for pre-exposure prophylaxis of COVID-19 in certain adults and adolescent individuals (12 years of age and older weighing at least 40 kg). The emergency use of PEMGARDA is only authorized for the duration of the declaration that circumstances exist justifying the authorization of the emergency use of drugs and biological products during the COVID-19 pandemic under Section 564(b)(1) of the FDCA, 21 U.S.C. § 360bbb-3(b)(1), unless the declaration is terminated or the authorization is revoked sooner. PEMGARDA is authorized for use only when the combined national frequency of variants with substantially reduced susceptibility to PEMGARDA is less than or equal to 90%, based on available information including variant susceptibility to PEMGARDA and national variant frequencies.

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

There are limitations of the data supporting the benefits of PEMGARDA. Evidence of clinical efficacy for other neutralizing human mAbs against SARS-CoV-2 was based on different populations and SARS-CoV-2 variants that are no longer circulating. Additionally, the variability associated with cell-based EC50 value determinations, along with limitations related to pharmacokinetic data and efficacy estimates for the mAbs in prior clinical trials, impact the ability to precisely estimate protective titer ranges. Additionally, certain SARS-CoV-2 viral variants may emerge that have substantially reduced susceptibility to PEMGARDA, and PEMGARDA may not be effective at preventing COVID-19 caused by these SARS-CoV-2 viral variants.

With regards to the safety profile, anaphylaxis has been observed with PEMGARDA and the PEMGARDA Fact Sheet for Healthcare Providers includes a boxed warning for anaphylaxis. The most common adverse reactions included systemic infusion-related reactions and hypersensitivity reactions, local infusion site reactions, and infusion site infiltration or extravasation.

We have concentrated initially on the healthcare practitioners and institutions who care for the estimated 485,000 highest risk moderately to severely immunocompromised adults and adolescents through a highly focused field sales organization which can potentially expand over time to reach additional healthcare practitioners and institutions who care for other groups of moderately to severely immunocompromised adults and adolescents. We have directly hired key leaders for our sales, marketing, market access, and medical affairs teams, in addition to leveraging contract organizations for certain field-based roles.

Treatment

In February 2025, the FDA declined our request to expand the existing EUA for PEMGARDA™ to cover treatment of mild-to-moderate COVID-19 in adults and adolescents who have moderate-to-severe immune compromise due to certain medical conditions such as cancer and organ transplant, and for whom alternative COVID-19 treatment options are not accessible or clinically appropriate. The existing EUA for PEMGARDA covering pre-exposure prophylaxis of COVID-19 in certain immunocompromised patients remains in effect.

VYD2311

In January 2024, we nominated VYD2311, a novel mAb candidate being developed for COVID-19 to continue to address the urgent need for new prophylactic and therapeutic options. VYD2311 is a mAb with high in vitro neutralization potency shown against prominent SARS-CoV-2 variants tested to date. The pharmacokinetic profile and antiviral potency of VYD2311 may offer the ability to deliver clinically meaningful titer levels through more system- and patient-friendly means.

In September 2024, we announced dosing of the first participants in a Phase 1 clinical trial of VYD2311. The ongoing Phase 1 randomized, blinded, placebo-controlled clinical trial is evaluating escalating dosing as well as safety, tolerability, pharmacokinetics and immunogenicity of VYD2311 in healthy trial participants. The Phase 1 clinical trial is being conducted in Australia and is evaluating multiple dose levels of VYD2311 through various routes of administration, including exploration of intramuscular administration and subcutaneous administration, which are designed to be more system- and patient-friendly than intravenous administration. In February 2025, we announced completion of recruitment in our Phase 1 clinical trial of VYD2311, as well as positive clinical data for both safety and pharmacokinetics. We expect additional data readouts from the Phase 1 clinical trial and VYD2311 program throughout 2025.

VYD2311 was engineered using our proprietary integrated technology platform and is the product of serial molecular evolution designed to generate an antibody optimized for neutralizing contemporary virus lineages. VYD2311 leverages the same antibody backbone as pemivibart, our investigational mAb granted emergency use authorization in the U.S. for the pre-exposure prophylaxis of symptomatic COVID-19 in certain immunocompromised patients, and adintrevimab, our investigational mAb that has a robust safety data package and demonstrated clinically meaningful results in global Phase 2/3 clinical trials for the prevention and treatment of COVID-19.

Manufacturing Strategy

We do not currently own or operate any manufacturing facilities, and we have invested significant resources to develop commercial-scale manufacturing in partnership with our sole contract manufacturer partner, WuXi Biologics, with whom we have been working since our inception. We have contracted with WuXi Biologics for the manufacturing of commercial-scale PEMGARDA and VYD2311. PEMGARDA and VYD2311 are produced using an industry standard mAb manufacturing process including a recombinant Chinese Hamster Ovary commercial cell line, fed-batch suspension cell culture and a chromatography column-based purification process. The drug product manufacture uses an industry standard sterile liquid drug product manufacturing process.

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

We have devoted significant resources to the manufacture of PEMGARDA and VYD2311, and we believe we have secured sufficient supply to meet demand for PEMGARDA and anticipated initial demand for VYD2311, if authorized or approved.

Foreign contract manufacturing organizations, including WuXi Biologics, may be subject to U.S. legislation, including the proposed BIOSECURE Act, investigations, sanctions, trade restrictions, tariffs, and other foreign regulatory requirements, which could increase the cost or reduce the supply of material available to us, delay or impact clinical trials, or delay procurement of commercial supply. Accordingly, we continue to evaluate access to capacity at WuXi Biologics, as well as other CDMOs so we can aim to meet potential future demand for PEMGARDA, VYD2311, and future clinical product candidates.

Distribution Strategy

Unlike previous EUAs for COVID-19, where products were available via an Advance Purchase Agreement with the U.S. federal government, PEMGARDA follows a traditional commercial distribution model in which end customers purchase the product directly from third-party specialty distributors and the product is shipped to the various sites of care, including provider institutions, infusion centers and clinics that bill health insurance plans for the product.

We entered into a third-party logistics distribution agreement (the “3PL Agreement”) to engage a logistics distribution agent (the “3PL Agent”) to distribute our product to our end customers. The 3PL Agent provides us with services that include storage, distribution, processing product returns, customer service support, logistics support, electronic data interface and system access support. For us to sell our product throughout the U.S., some states require mandatory distribution licenses. In order to enable us to execute sales in the U.S. prior to obtaining such licenses, we and an affiliate of the 3PL Agent (the “Title Company”) entered into a Temporary Title Model Agreement (the “Temporary Title Model Agreement”), which was an amendment to the 3PL Agreement, so that the Title Company could purchase and take title to the product and sell the product to the specialty distributors who contracted to purchase the product from us. In July 2024, we obtained nearly all of the necessary state distribution licenses to sell our product throughout the U.S., and we ceased using the Temporary Title Model Agreement process in the third quarter of 2024.

During the year ended December 31, 2024, our net product revenue was generated from sales to the Title Company, third-party specialty distributors, and infusion and healthcare centers in the U.S. Sales to the 3PL Agent accounted for 19% and three specialty distributors accounted for 42%, 24% and 13% of total gross sales for the year ended December 31, 2024.

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

In July 2020, in consideration for the rights assigned and license conveyed under the Adimab Assignment Agreement, we issued 5,000,000 shares of our Series A preferred stock, then having a fair value of $40.0 million, to Adimab. In addition, under the Adimab Assignment Agreement, we are obligated to pay Adimab up to $16.5 million upon the achievement of specified development and regulatory milestones for the first Product under the agreement that achieves such specified milestones and up to $8.1 million upon the achievement of specified development and regulatory milestones for the second Product under the agreement that achieves such specified milestones. The maximum aggregate amount of milestone payments payable under the agreement for any and all Products is $24.6 million. Through December 31, 2024, we had made aggregate milestone payments of $11.1 million to Adimab under the Adimab Assignment Agreement. We are also obligated to pay Adimab royalties of a mid-single-digit percentage based on net sales of any Products, beginning upon the first commercial sale of a Product in accordance with the Adimab Assignment Agreement. The royalty rate is subject to reductions specified under the agreement. Royalties are due on a Product-by-Product and country-by-country basis beginning upon the first commercial sale of each Product and ending on the later of (i) 12 years after the first commercial sale of such Product in such country and (ii) the expiration of the last valid claim of a patent covering such Product in such country (the “Royalty Term”). While reserving all rights under the Adimab Assignment Agreement and the applicable law, through December 31, 2024, we made aggregate royalty payments of $0.5 million.

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

Through December 31, 2024, we had made aggregate payments of $14.2 million to Adimab under the Adimab Assignment Agreement, inclusive of the aforementioned milestone and royalty payments. As of December 31, 2024, $0.5 million was accrued under the Adimab Assignment Agreement.

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

Under the Adimab Collaboration Agreement, we agreed to pay Adimab a quarterly fee of $1.3 million, which could be cancelled at our option at any time. For so long as we were paying such quarterly fee (or earlier if (i) we experienced a change of control after the third anniversary of the Adimab Collaboration Agreement or (ii) Adimab owned less than a specified percentage of our equity), Adimab and its affiliates agreed not to assist or direct certain third parties to discover or optimize antibodies intended to bind to coronaviruses or influenza viruses. Under the Adimab Collaboration Agreement, we could also elect to decrease the scope of Adimab’s exclusivity obligations and obtain a corresponding decrease in the quarterly fee. In December 2023, we elected to decrease the scope of Adimab’s exclusivity obligations to cover only coronaviruses and obtained a corresponding decrease in the quarterly fee. Effective January 2024, we became obligated to pay Adimab a quarterly fee of $0.6 million.

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

Through December 31, 2024, we had made aggregate payments of $19.6 million to Adimab under the Adimab Collaboration Agreement. As of December 31, 2024, $0.7 million was due to Adimab by us.

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

Through December 31, 2024, we had made aggregate payments of $7.0 million to Adimab under the Adimab Platform Transfer Agreement.

Population Health Partners

In November 2022 (the “PHP Effective Date”), we entered into a Master Services Agreement with Population Health Partners, L.P. (“PHP”), pursuant to which PHP agreed to provide services and create deliverables for us as agreed between us and PHP and set forth in one or more work orders under such agreement (the “PHP MSA”). The term of the PHP MSA commenced on the PHP Effective Date for an initial term of one year. The PHP MSA renewed for subsequent periods, until terminated in accordance with its terms. The PHP MSA was terminated effective July 2024. On the PHP Effective Date, we and PHP entered into the first work order under the PHP MSA (the “PHP Work Order”), pursuant to which PHP agreed to advise and counsel us regarding clinical development and regulatory matters with respect to our product candidates. The PHP Work Order was effective for six months from the PHP Effective Date and terminated in accordance with its terms in May 2023. The PHP MSA contained customary confidentiality provisions and representations and warranties of the parties, as well as mutual non-solicitation of certain employees during the term of the PHP MSA and for a period of one year thereafter. Tamsin Berry, a member of our board of directors, is a Limited Partner of PHP.

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

Competition

The biotechnology and pharmaceutical industry is characterized by the rapid evolution of technologies and understanding of disease etiology, intense competition and a strong emphasis on intellectual property. We believe that our approach, strategy, scientific, development and manufacturing capabilities, know-how, partnerships and experience provide us with competitive advantages. However, competition may come from multiple sources, including major pharmaceutical, specialty pharmaceutical and existing or emerging biotechnology companies, academic research institutions, governmental agencies and public and private research institutions worldwide. Many of our potential competitors, either alone or through collaborations, have significantly greater financial resources and expertise in research and development, preclinical testing, conducting clinical trials, manufacturing, obtaining regulatory authorizations or approvals, and commercializing authorized or approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These entities also compete with us in recruiting and retaining qualified scientific, clinical, manufacturing and management personnel, establishing clinical trial sites and enrolling patient in clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result, our competitors may discover, develop, license or commercialize products before or more successfully than we do.

We face competition from segments of the pharmaceutical, biotechnology and other related markets that pursue the development of antibody and small molecule antivirals targeting COVID-19. Companies that have active COVID-19 antibody-based programs include but may not be limited to, AstraZeneca plc and Roche Pharmaceuticals. In addition, companies that have approved or authorized antiviral programs for the treatment of COVID-19 include Merck and Co., Inc. (oral), Pfizer Pharmaceuticals (oral), and Gilead (IV).

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

Patents

As of March 1, 2025, we own one patent family for which we have three issued U.S. patents (U.S. 11,192,940, issued December 7, 2021; U.S. 11,220,536, issued January 11, 2022; and U.S. 11,414,479, issued August 16, 2022), one pending U.S. non-provisional patent application, and foreign patent applications in Argentina, Canada, China, Europe, and Mexico. This patent family is directed to broadly neutralizing anti-coronavirus antibodies, including ADG20 (adintrevimab) and ADG10, and uses thereof. These patents and patent applications and any additional U.S. non-provisional patent applications or foreign patent applications timely filed based upon such applications, if issued, are expected to expire in 2041, without taking into account any possible patent term adjustment or extension.

As of March 1, 2025, we own another patent family for which we have one pending U.S. non-provisional patent application. This patent family is directed to formulations and methods of use for ADG20 (adintrevimab). Any additional U.S. non-provisional patent applications timely filed based upon such application, if issued, are expected to expire in 2042, without taking into account any possible patent term adjustment or extension.

As of March 1, 2025, we own a patent family directed to additional broadly neutralizing anti-coronavirus antibodies, combination therapies, and uses thereof, for which we have one pending U.S. non-provisional patent application, and foreign patent applications in Europe and Taiwan. These patent applications and any additional U.S. non-provisional patent applications or foreign patent applications timely filed based upon such applications, if issued, are expected to expire in 2043, without taking into account any possible patent term adjustment or extension.

As of March 1, 2025, we own a patent family for which we are entering the national stage so that we will have one pending U.S. non-provisional patent application and foreign patent applications in Australia, Canada, and Europe. This patent family is directed to additional broadly neutralizing anti-coronavirus antibodies, including VYD222, as well as combination therapies, and uses thereof. Any U.S. non-provisional patent applications or foreign patent applications timely filed based upon these patent applications, if issued, are expected to expire in 2043, without taking into account any possible patent term adjustment or extension.

As of March 1, 2025, we own a patent family directed to additional broadly neutralizing anti-coronavirus antibodies, including VYD2311, combination therapies, and uses thereof for which we have pending U.S. provisional patent applications. Any U.S. non-provisional patent applications or foreign patent applications timely filed based upon these U.S. provisional patent applications, if issued, are expected to expire in 2044, without taking into account any possible patent term adjustment or extension.

Trademarks

Certain features of our business and product candidates are protected by trademarks. As of March 1, 2025, we have filed trademark applications for marks including INVIVYD, PEMGARDA and INVYMAB, as well as logos and certain stylized versions of these word marks. Applications have been filed inside and outside of the U.S., and while many are still pending, a number of registrations have been issued in the U.S., Australia, China, European Union, Japan, New Zealand, Norway, Switzerland, and United Kingdom.

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

•
submission to the FDA of an Investigational New Drug Application (“IND”), which contains, among other data and information, nonclinical testing results and provides a basis for the FDA to conclude that there is an adequate basis for testing the investigational product in humans. If the FDA does not object to the IND application within 30 days of submission, the clinical testing proposed in the IND may begin. Even after the IND has gone into effect and clinical testing has begun, the FDA may put clinical trials on “clinical hold,” suspending (or in some cases, ending) them because of safety concerns or for other reasons;
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
•
submission to the FDA of a Biologics License Application (“BLA”) for marketing approval that includes substantive evidence of safety, purity, potency, and efficacy from results of nonclinical testing and clinical trials;
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

Within 60 days following submission of the application, the FDA reviews the BLA to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. The application also needs to be published and submitted in an electronic format that can be processed through the FDA’s electronic systems. If the electronic submission is not compatible with the FDA’s systems, the BLA can be refused for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The current FDA performance goals provide that the FDA should review and act on 90% of standard new molecular entity New Drug Applications and original BLAs within 10 months after the 60-day filing date. The FDA may miss or extend these goal actions dates under certain circumstances, including if there is a major amendment to the application. The targeted action date can also be shortened to within six months after the 60-day filing date, or eight months after BLA submission, for product candidates that are granted priority review designation because they are intended to treat serious or life-threatening conditions and demonstrate the potential to address unmet medical needs. However, even if priority review is awarded, the FDA may miss or extend the action date.

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

Although the Biden Administration allowed the COVID-19 public health emergency declared by HHS under Section 319 of the PHS Act to expire on May 11, 2023, this did not impact the FDA’s ability to authorize COVID-19 drugs and biological products for emergency use pursuant to the relevant declaration under Section 564 of the FDCA. The FDA therefore, may continue to issue new EUAs going forward when criteria for issuance are met. Such authority arises from the determinations and declarations issued pursuant to Section 564 of the FDCA, including the EUA declaration on March 27, 2020, which remains in effect unless or until the Secretary of HHS terminates such declaration. If an EUA declaration is terminated, the EUAs based on such declaration would cease to be in effect and the FDA may no longer issue EUAs for products covered by such declaration.

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

We are also subject to federal, state and foreign laws and regulations governing data privacy and security of health information, and the collection, use and disclosure, and protection of health-related and other personal information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues that may affect our business, including recently enacted laws in all jurisdictions where we operate. Numerous federal and state laws, including state security breach notification laws, state health information privacy laws, and federal and state consumer protection and privacy laws, (including, for example, Section 5 of the Federal Trade Commission Act of 1914 (“FTC Act”), the FTC Health Breach Notification Rule, and the California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act (“CPRA”)) govern the collection, use and disclosure of personal information. These laws may differ from each other in significant ways, thus complicating compliance efforts. Federal regulators, state attorneys general, and plaintiffs’ attorneys have been and will likely continue to be active in this space. Activities outside of the U.S. implicate local and national data protection standards, impose additional compliance requirements and generate additional risks of enforcement for non-compliance. The European Union’s General Data Protection Regulation, including as implemented in the United Kingdom (collectively, “GDPR”) and other data protection, privacy and similar national, state/provincial and local laws may restrict the access, use and disclosure of patient health information abroad. Compliance efforts will likely be an increasing and substantial cost in the future.

Failure to comply with such laws and regulations could result in government enforcement actions and create liability for us (including the imposition of significant penalties), private litigation and/or adverse publicity that could negatively affect our business. In addition, we may obtain health information from third parties, including research institutions from which we obtain clinical trial data, that are subject to privacy and security requirements under the federal Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act, and the regulations promulgated thereunder (collectively, “HIPAA”). HIPAA imposes privacy and security obligations on covered entity health care providers, health plans, and health care clearinghouses, as well as their “business associates” – certain persons or entities that create, receive, maintain, or transmit protected health information in connection with providing a specified service or performing a function for or on behalf of a covered entity. Depending on the facts and circumstances, we could be subject to significant penalties if we, our affiliates, or our agents knowingly receive individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

Also at the federal level, the Federal Trade Commission (“FTC”), sets expectations for failing to take appropriate steps to keep consumers’ personal information secure, or failing to provide a level of security commensurate to promises made to individuals about the security of their personal information (such as in a privacy notice) may constitute unfair or deceptive acts or practices in violation of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. With respect to privacy, the FTC also sets expectations for failing to honor the privacy promises made to individuals about how the company handles consumers’ personal information; such failure may also constitute unfair or deceptive acts or practices in violation of the FTC Act. The FTC also has the power to enforce the Health Breach Notification Rule, which imposes notification obligations on companies for breaches of certain health information contained in personal health records. Enforcement by the FTC under the FTC Act and Health Breach Notification Rule can result in civil penalties or enforcement actions.

Moreover, as a result of the broad scale release and availability of Artificial Intelligence (“AI”) technologies such as generative AI, there is a global trend towards more regulation (e.g., the European Union AI Act and AI laws passed by U.S. states) to ensure the ethical use, privacy, and security of AI and the data that it processes.

Expedited Review and Approval Programs

The FDA has various approaches, including fast track designation, priority review, accelerated approval and breakthrough therapy designation, that are intended to expedite the process for the development and/or FDA review of certain biological product candidates that are intended for the treatment of serious or life-threatening diseases or conditions and demonstrate the potential to address unmet medical needs. These designations provide benefits such as early regulatory interactions, rolling reviews, shorter approval timelines, and shorter review timelines, potentially accelerating patient access to innovative therapies.

Fast-track designation is a process designed to facilitate the development and expedite the review of drugs to treat serious conditions and fill an unmet medical need. To be eligible for a fast-track designation, the FDA must determine, based on the request of a sponsor, that a biological product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. In addition to other benefits, such as the ability to have more frequent interactions with the FDA, the FDA may initiate review of sections of a fast track BLA before the application is complete, a process known as rolling review.

Under the Food and Drug Administration Safety and Innovation Act enacted in 2012, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A product may receive a breakthrough therapy designation if it is a drug or biological product that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug or biological product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drug and biological products designated as breakthrough therapies may also be eligible for Fast Track benefits (including priority review) and use of the accelerated approval pathway. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy.

Prior to approval, each drug marketed in the U.S. must go through a detailed FDA review process. In 1992, under PDUFA, the FDA agreed to specific goals for improving the marketing application review time and set forth two review tracks – standard review and priority review. The FDA may give a priority review designation, such as a rare pediatric disease designation, to biological products that treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. A priority review means that the goal for the FDA’s review of an application is six months from the 60-day filing date rather than the standard goal of 10 months from the 60-day filing date under current PDUFA performance goals. Products that receive fast-track designation are eligible to receive a priority review if the relevant criteria are met.

Mindful of the fact that it may take an extended period of time to measure a drug’s intended clinical benefit, in 1992 FDA instituted the accelerated approval regulations. Biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval on the basis of adequate and well-controlled clinical trials establishing that the biological product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA may require a sponsor to perform post-approval studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoints, and the biological product may be subject to accelerated withdrawal procedures.

A biological product can qualify for multiple expedited pathways and designations if it meets the respective criteria. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decides that the time period for FDA review or approval will not be shortened. Furthermore, fast track designation, priority review, accelerated approval and breakthrough therapy designation do not change the standards for approval and may not ultimately expedite the development or approval process.

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

A Pediatric Investigation Plan (“PIP”) in the European Union is aimed at ensuring that the necessary data are obtained to support the authorization of medicine for children, through studies in children. All applications for marketing authorization for new medicines have to include the results of studies as described in an agreed PIP, unless the medicine is exempt because of a deferral or waiver. This requirement also applies when a marketing-authorization holder wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized and covered by intellectual property rights. Several rewards and incentives for the development of pediatric medicines for children are available in the European Union. Medicines authorized with the results of studies from a PIP included in the product information are eligible for an extension of their supplementary protection certificate by six months, even when the results of the studies are negative. Scientific advice and protocol assistance at the EMA are free of charge for questions relating to the development of pediatric medicines. Medicines developed specifically for children that are already authorized but are not protected by a patent or supplementary protection certificate are eligible for a pediatric-use marketing authorization, which if granted, provides 10 years of market protection.

The European Union pharmaceutical legislation is currently under review. On April 26, 2023, the European Commission published its proposal to revise the European Union pharmaceutical legislation, consisting of a new Directive and a new Regulation, which would revise and replace the existing general pharmaceutical legislation (Regulation 726/2004 and Directive 2001/83/EC) and the legislation on medicinal products for pediatric use and on orphan medicinal products (Regulation 1901/2006 and Regulation 141/2000/EC, respectively). Therefore, the provisions governing medicinal products in the European Union may change in the future. The legislative process is ongoing, and the final texts of the new acts are still unknown. Adoption is currently expected to occur in 2026, with implementation following thereafter.

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

Among the changes that have had a direct impact are that Great Britain (England, Scotland and Wales) is now treated as a “third country,” a country that is not a member of the European Union and whose citizens do not enjoy the European Union right to free movement. As a result of the Northern Ireland Protocol, different rules apply in Northern Ireland than in Great Britain. In general, Northern Ireland continues to follow the European Union regulatory regime, but its national medicines and medical devices authority remains the MHRA. Following the effectiveness of the Human Medicines (Amendment etc.) (EU Exit) Regulations 2019 on January 31, 2020, the United Kingdom regulatory regime for clinical trials, marketing authorizations, importing, exporting and pharmacovigilance largely mirrors that of the European Union. As part of the TCA, the European Union and the United Kingdom will recognize cGMP inspections carried out by the other party and the acceptance of official cGMP documents issued by the other party. The TCA also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The United Kingdom has unilaterally agreed to accept European Union batch testing and batch release, and any change to this position is subject to a minimum two-year notice period. However, the European Union continues to apply European Union laws that require batch testing and batch release to take place in the European Union territory. This means that medicinal products that are tested and released in the United Kingdom must be retested and re-released when entering the European Union market for commercial use. As it relates to marketing authorizations, Great Britain has introduced a separate regulatory submission process, approval process and a separate national marketing authorization. However, as of January 1, 2024, Great Britain implemented the international recognition procedure (the “IRP”) which provides for an expedited authorization procedure for applicants that have already received an authorization for the same product from one of MHRA’s specified reference regulators (each, an “RR”). A positive opinion from the CHMP is considered for this purpose as an “RR” authorization. The IRP allows the MHRA to take into account the expertise and decision-making of trusted regulatory partners, including the EMA. The MHRA will conduct a targeted assessment of IRP applications but retains the authority to reject applications. Northern Ireland continues to be covered by the marketing authorizations granted by the European Commission. However, the new Windsor Framework agreed to by the United Kingdom and European Union, effective as of January 1, 2025, brings new measures. Prior to January 1, 2025, marketing authorizations issued by the European Commission through the centralized procedure will continue to be applicable in Northern Ireland. Beginning on January 1, 2025, medicinal products intended for the United Kingdom market (including Northern Ireland) must be authorized by the MHRA and bear a clear “UK only” label.

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

Pharmaceutical coverage, pricing and reimbursement

Significant uncertainty exists as to obtaining and maintaining coverage and adequate reimbursement for our product candidates and the extent to which patients will be willing to pay out-of-pocket for such products in the absence of reimbursement for all or part of the cost. In the U.S. and in other countries, patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. The availability of coverage and adequacy of reimbursement for our product candidates by third-party payors, including government healthcare programs (e.g., Medicare, Medicaid, TRICARE), managed care providers, private health insurers, health maintenance organizations and other organizations is essential for most patients to be able to afford medical services and pharmaceutical products such as our product candidates. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a payor-by-payor basis. One payor’s determination to provide coverage for a drug product does not ensure that other payors will also provide coverage or adequate reimbursement. The principal decisions about reimbursement for new medicines are typically made on the federal level by the Centers for Medicare & Medicaid Services (“CMS”), an agency within HHS that administers the Medicare and Medicaid programs, and, on the state level, by state Medicaid programs. CMS and state Medicaid programs decide whether and to what extent products will be covered and reimbursed under Medicare and Medicaid, and private payors tend to follow Medicare and Medicaid to a substantial degree.

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

On January 31, 2018, the European Commission adopted a proposal for an HTA Regulation intended to set out a European Union-wide framework for HTA and boost cooperation among European Union Member States in assessing health technologies, including new medicinal products. The HTA Regulation provides the basis for permanent and sustainable cooperation at the European Union level for joint clinical assessments in these areas and is therefore complementary to Directive 2011/24/EU. The HTA Regulation was adopted on December 13, 2021, and entered into force on January 11, 2022. The HTA Regulation applies to all European Union Member States beginning on January 12, 2025. The HTA Regulation provides that European Union Member States will be able to use common HTA tools, methodologies, and procedures across the European Union. Individual European Union Member States will continue to be responsible for drawing conclusions on the overall value of new health technology for their healthcare system, and pricing and reimbursement decisions.

Healthcare Laws and Regulations

Sales of our product candidates, if authorized or approved, or any other future product candidate will be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments in which we might conduct our business. The healthcare laws and regulations that may affect our ability to operate include the following:

•
The federal Anti-Kickback Statute makes it illegal for any person or entity to knowingly and willfully, directly or indirectly, solicit, receive, offer, or pay any remuneration that is in exchange for or to induce or reward the referral of an individual or the purchase, order, lease, or arranging for or recommending purchasing, leasing, or ordering any item or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, patients, purchasers, and formulary managers on the other. Liability under the Anti-Kickback Statute may be established without proving actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Violations of this law may be punishable by up to ten years in prison, criminal fines, damages, administrative civil money penalties, and exclusion from participation in federal healthcare programs. Analogous anti-kickback laws and regulations exist in the European Union;
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
•
HIPAA created additional federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, or making any false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services, including those by private payors;
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

The ACA substantially changed the way healthcare is financed by both governmental and private insurers and significantly impacts the pharmaceutical industry. The ACA is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical manufacturers and impose additional health policy reforms. Among other things, the ACA expanded rebate liability for manufacturers that participate in the Medicaid Drug Rebate Program by increasing the minimum Medicaid rebate for both branded and generic drugs and biologics, expanded the 340B program, and revised the definition of average manufacturer price (“AMP”), which could increase the amount of Medicaid drug rebates manufacturers are required to pay to states. The legislation also extended Medicaid drug rebates for manufacturers participating in the Medicaid Drug Rebate Program, previously due only on fee-for-service Medicaid utilization, to include the utilization of Medicaid managed care organizations as well and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the amount of rebates due on those drugs. The ACA also requires pharmaceutical manufacturers of branded prescription drugs and biologics to pay a branded prescription drug fee to the federal government. Each individual pharmaceutical manufacturer pays a prorated share of the branded prescription drug fee, based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law. Furthermore, the ACA, as amended by the Bipartisan Budget Act of 2018, requires manufacturers participating in Part D to provide a 70% point-of-sale discount on the negotiated price of prescriptions filled by beneficiaries in the Medicare Part D coverage gap. The Inflation Reduction Act of 2022 (“IRA”) sunset the Part D coverage cap discount program and replaced it with a new Part D discounting program beginning in 2025.

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

Other legislative changes have been proposed and adopted since passage of the ACA. For example, on August 2, 2011, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reductions. In concert with subsequent legislation, this has resulted in aggregate reductions to Medicare payments to providers. Sequestration is currently set at 2% and will increase to 2.25% for the first half of fiscal year 2030, to 3% for the second half of fiscal year 2030, and to 4% for the remainder of the sequestration period that lasts through the first six months of fiscal year 2031. The American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s AMP, for single-source and innovator multiple-source drugs, as of January 1, 2024. Additionally, the American Taxpayer Relief Act reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

The IRA, among other things, establishes a Medicare Part B inflation rebate scheme, under which, generally speaking, manufacturers will owe rebates if a reportable average sales price of an eligible Part B rebatable drug, not including certain vaccines, increases faster than the pace of inflation. The IRA also establishes a Medicare Part D inflation rebate scheme, under which, generally speaking, manufacturers will owe rebates if a reported annualized AMP of an eligible Part D rebatable drug increases faster than the pace of inflation. Failure to timely pay a Part B or Part D inflation rebate for a product subject to these programs is subject to a civil monetary penalty. The IRA also creates a drug price negotiation program under which the prices for Medicare units of certain FDA approved or licensed high Medicare spend drugs and biologics without generic or biosimilar competition will be capped by reference to, among other things, a specified non-federal AMP, starting in 2026. Failure to comply with requirements under the drug price negotiation program is subject to an excise tax and/or a civil monetary penalty. The IRA further makes several changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs, and a change in manufacturer liability under the program for an applicable drug that could negatively affect the profitability of our product candidates. The IRA also prohibits Medicare Part D plans from imposing cost-sharing for certain vaccines that are recommended by the Advisory Committee on Immunization Practices. Congress continues to examine various policy proposals that may result in pressure on the prices of prescription drugs in the government health benefit programs. The IRA or other legislative change could impact the market conditions for our product candidates. Payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives as well. For example, CMS may develop new payment and delivery models, such as bundled payment models.

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

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Additionally, some individual states have begun establishing Prescription Drug Affordability Boards to review high-cost drugs and, in some cases, set upper payment limits.

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

Employees and Human Capital Resources

As of February 1, 2025, we had 99 full-time employees and one part-time employee. Of our 100 full- and part-time employees, approximately 18 have Ph.D. or M.D. degrees and 17 are engaged in research and development activities. We have a hybrid workforce, with approximately 40% of our employees based in Massachusetts, 6% based in California, 6% based in New Jersey, 4% based in North Carolina, and the remaining 44% in various additional states. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be strong.

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

34

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

Our consolidated financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. Based on our current operating plans and excluding any contribution from future revenues or external financing, however, we believe that our existing cash and cash equivalents will not be sufficient to fund our operating expenses and capital expenditure requirements for more than one year from the issuance of the consolidated financial statements for the year ended December 31, 2024. As a result, we have determined that there is substantial doubt regarding our ability to continue as a going concern, and our independent registered public accounting firm has included in its audit opinion for the year ended December 31, 2024, an explanatory paragraph about such substantial doubt regarding our ability to continue as a going concern.

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

We have incurred significant losses since our inception and are highly dependent on the commercial success of PEMGARDA for the foreseeable future. We may not achieve or maintain profitability.

Since our inception, we have incurred significant losses, and we may continue to incur significant expenses and operating losses for the foreseeable future. Our net losses were $169.9 million and $198.6 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $902.0 million. Since our inception, we have financed our operations primarily with net proceeds from several public and private offerings of our capital stock. After receiving EUA in March 2024, we have also funded our operations from sales of PEMGARDA, but have no other products authorized or approved for commercialization.

We may continue to incur significant expenses and operating losses. Our net losses may fluctuate significantly from quarter to quarter and year to year. Our expenses could increase substantially as we:

•
continue to commercialize PEMGARDA;
•
advance the development of VYD2311;
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

Our ability to execute our current business strategy and become and remain profitable is heavily dependent on the commercial success of PEMGARDA for the foreseeable future and our ability to develop and commercialize other product candidates that generate significant revenue. This will require us to be successful in a range of challenging activities on a timeline that keeps pace with viral evolution, including completing preclinical testing and clinical trials of our product candidates, validating manufacturing processes, obtaining regulatory authorization or approval, and manufacturing, distributing, marketing, and selling any products for which we obtain regulatory authorization or approval, as well as discovering and developing additional product candidates.

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

We have a limited operating history and limited experience with commercializing products, which may make it difficult for an investor to evaluate the success of our business to date and to assess our future viability.

We are a biopharmaceutical company with a limited operating history. We commenced operations in June 2020, and our operations to date have been largely focused on organizing and staffing, building an intellectual property portfolio, business planning, conducting research and development, establishing and executing arrangements with third parties for the manufacture of our product candidates, and capital raising. Our recent focus has been and will continue to be supporting the commercialization of PEMGARDA, advancing VYD2311 as our next generation mAb candidate for COVID-19, and establishing streamlined development pathways that could enable us to efficiently introduce new mAb candidates targeting SARS-CoV-2. To date, we have received regulatory authorization for only one product candidate, PEMGARDA, which received an EUA from the FDA in March 2024 for pre-exposure prophylaxis of COVID-19 in certain immunocompromised patients. It is uncertain as to if or when we may be successful in expanding the authorized use of PEMGARDA, if ever. Furthermore, it is uncertain as to if or when we may submit an application for regulatory authorization or approval for any other product candidate, and we may not be successful in receiving any such additional regulatory authorization or approval. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating or commercial history.

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

Our operations have consumed substantial amounts of cash since inception, and, although we received an EUA from the FDA for PEMGARDA in March 2024, we may continue to incur significant expenses and operating losses as we continue to develop our product candidate pipeline. Aside from any revenue generated from sales of PEMGARDA, additional revenue, if any, will be derived from sales of products that may not be commercially available for a number of years, if at all. Furthermore, even if we obtain regulatory authorization to expand the authorized use of PEMGARDA or if we obtain regulatory authorization or approval for another product candidate that we develop or otherwise acquire, we may incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Accordingly, until such time, if ever, as we can generate substantial revenue from PEMGARDA or sales of any future authorized or approved product, we expect to finance our operations through a combination of equity offerings, government or private-party grants, debt financings or other capital sources, such as collaborations with other companies, strategic alliances or licensing arrangements.

As of December 31, 2024, we had cash and cash equivalents of $69.3 million. We plan to use our cash and cash equivalents to fund research and development, manufacturing supply and commercialization costs for our product candidates, the development of additional programs in our pipeline and for working capital and other general corporate purposes. The timing and amount of our funding requirements will depend on many factors, including:

•
the revenue received from sales of PEMGARDA and any other product candidates for which we receive future regulatory authorization or approval;
•
the rate of progress in the development of our product candidates, such as VYD2311;
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

Until such time, if ever, as we can generate substantial revenue from sales of authorized or approved products, such as PEMGARDA, we expect to finance our operations through a combination of equity offerings, government or private-party grants, debt financings or other capital sources, such as collaborations with other companies, strategic alliances or licensing arrangements. We do not currently have any other committed external source of funds. To the extent that we raise additional capital through the sale of equity, including pursuant to our existing Sales Agreement with Cantor, or convertible debt securities, your ownership interest will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Such restrictions could adversely impact our ability to conduct our operations and execute our business plan.

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

Risks Related to the Development of our Product Candidates

Newly emerging and future SARS-CoV-2 variants could reduce the activity and effectiveness of mAbs as a potential prevention of or treatment for symptomatic COVID-19, which may significantly and adversely affect our ability to complete our clinical trials and to obtain and maintain authorization or approval of, and commercialize our product candidates.

Our primary focus since inception has been the development of antibodies against COVID-19. Multiple variants of the virus that causes COVID-19 have been documented in the U.S. and globally, and newly emerging and future SARS-CoV-2 variants could reduce the activity and effectiveness of mAbs as a potential prevention of or treatment for symptomatic COVID-19, which may significantly and adversely affect our ability to complete our clinical trials and to obtain and maintain authorization or approval of, and commercialize our product candidates. For example, although preclinical studies showed that adintrevimab had the potential to broadly neutralize SARS-CoV-2 and the previously predominantly circulating variants, including Alpha, Beta, Delta, and Gamma, in vitro analyses to evaluate neutralizing activity of adintrevimab against the Omicron variant and its sublineages generated data showing reduced neutralizing activity of adintrevimab against the Omicron BA.1 and BA.1.1 sublineages compared to a reference strain and a lack of neutralizing activity against Omicron BA.2. As a result, we paused enrollment in adintrevimab’s Phase 2/3 trials in January 2022, which were subsequently closed, and we paused submission of an EUA request. While we intend to continue to monitor the evolution of SARS-CoV-2 and the in vitro activity of adintrevimab against predominant variants in the U.S. to identify a potential opportunity for an EUA request, we cannot be certain that adintrevimab will neutralize future variants and that we will submit an EUA for adintrevimab or whether an EUA will be granted if we do submit such request.

PEMGARDA, which received an EUA from the FDA in March 2024, is an engineered version of adintrevimab, which we modified to improve binding to the Omicron variant and its sublineages. PEMGARDA is authorized for use only when the combined national frequency of variants with substantially reduced susceptibility to PEMGARDA is less than or equal to 90%. To date, PEMGARDA has demonstrated in vitro neutralizing activity against major SARS-CoV-2 variants, including JN.1, KP.3.1.1, XEC and LP.8.1. However, newly emerging and future SARS-CoV-2 variants could reduce the neutralizing activity and effectiveness of PEMGARDA. If this were to occur, the FDA may revise or revoke the EUA for PEMGARDA, which would adversely affect our commercial prospects, and our ability to generate revenues from PEMGARDA may be limited or lost.

As the SARS-CoV-2 virus evolves over time, we anticipate periodically introducing new mAb candidates. In January 2024, we nominated VYD2311, a mAb optimized for neutralization potency against SARS-CoV-2 lineages such as BA.2.86 and JN.1, as a drug candidate. Based on in vitro analyses, we believe such modifications may be able to enhance neutralization potency against current and future novel variants, but such efforts may not be successful against newly emerging or future variants, in order to support regulatory authorization or approval of VYD2311. Additionally, it is possible that in vivo analyses may not be consistent with in vitro analyses. New SARS-CoV-2 variants could be less susceptible to such modifications and their mechanisms of action, or the results shown in preclinical studies may not be replicated in clinical trials. Additionally, it is possible that even if a product candidate showed in vitro neutralizing activity against the predominant SARS-CoV-2 variant at the initiation of a clinical trial, the predominant circulating variant may evolve and neutralizing activity of the candidate become reduced or negligible during the course of a clinical trial or at the time of our planned submission for regulatory authorization or approval. Further, we may not be able to address reductions in neutralization potency with adjustments to the dose or dosing frequency. This would significantly and adversely affect our ability to complete our clinical trials, obtain and maintain authorization or approval of and commercialize VYD2311 or any future product candidates. In addition, if our planned dosing of a product candidate were to be increased in response to reduction in neutralizing activity against dominant circulating SARS-CoV-2 variants or for other reasons, it could impact drug supply and pricing, which could adversely affect our commercial prospects. Even if we obtain authorization or approval, such authorization or approval may be revised or revoked based on changes in circulating variants that reduce the neutralizing activity or effectiveness of our product candidates.

To date, we have received regulatory authorization for only one product candidate, PEMGARDA. If we are unable to successfully develop, receive and maintain an EUA or regulatory approval for and commercialize our product candidates for the indications we seek, or successfully develop any other product candidates, or experience significant delays in doing so, our business will be harmed.

To date, we have received regulatory authorization for only one product candidate, PEMGARDA, which has not been approved, but has been authorized for emergency use by the FDA under an EUA only for pre-exposure prophylaxis of COVID-19 in certain adults and adolescent individuals (12 years of age and older weighing at least 40 kg). We currently have no other products approved or authorized for sale. In July 2024, we submitted a request to the FDA to expand the existing EUA for PEMGARDA to cover treatment of mild-to-moderate COVID-19 in certain immunocompromised patients, which request was denied by the FDA in February 2025. While we have submitted a response requesting that the FDA reconsider our EUA amendment request for treatment, we cannot be certain if or when the FDA may do so, or the outcome of any further engagement with the FDA regarding such request. Adintrevimab is an investigational mAb that we previously advanced into global Phase 2/3 trials for the prevention and treatment of COVID-19. We reported preliminary safety and efficacy data (pre-Omicron) for both trials in March 2022. However, based on feedback from the FDA regarding adintrevimab’s lack of neutralizing activity against the Omicron BA.2 variant, we paused the submission of an EUA request and we have closed such trials. Although we intend to monitor the evolution of SARS-CoV-2 and the in vitro activity of adintrevimab against predominant variants in the U.S. to identify a potential opportunity for an EUA request for adintrevimab in the event of a susceptible variant, we cannot be certain that adintrevimab will neutralize future variants and that we will submit an EUA for adintrevimab or whether an EUA will be granted if we do submit such request. In January 2024, we nominated VYD2311, a next generation mAb candidate for COVID-19, as a drug candidate, and in February 2025, we announced completion of recruitment in our Phase 1 clinical trial of VYD2311, as well as positive clinical data for both safety and pharmacokinetics; however, we cannot be certain of the future development, regulatory or commercialization timelines of such product candidate. Our ability to generate revenue from our future product candidates will depend heavily on successfully completing development, obtaining regulatory authorization or approval, obtaining manufacturing supply, capacity and expertise, and eventually commercializing our product candidates.

The success of PEMGARDA, VYD2311 or any other product candidates that we develop or otherwise may acquire will depend on many factors, including:

•
the status of new or emerging SARS-CoV-2 variants and whether such SARS-CoV-2 variants reduce the neutralizing activity and effectiveness of PEMGARDA, VYD2311 or any other mAb candidates we may develop, and whether we are successful in timely identifying new mAb candidates that mitigate the risk of reduced neutralizing activity and effectiveness against future SARS-CoV-2 variants;
•
the continuing need for therapies for the prevention and treatment of COVID-19, including as a result of the development of COVID-19 into an endemic disease, and the existence of any other available therapies that effectively prevent or treat COVID-19 in the populations targeted by our product candidates;
•
the timing and progress of our discovery, nonclinical, and clinical development activities;
•
the number and scope of nonclinical and clinical programs we decide to pursue;
•
our ability to successfully work with the FDA or other regulatory authorities to establish streamlined development pathways that would allow us to efficiently periodically introduce new mAb candidates targeting SARS-CoV-2;
•
filing acceptable IND applications with the FDA or comparable foreign applications that allow commencement of our planned clinical trials or future clinical trials for our product candidates;
•
our ability to align with the FDA or other regulatory authorities as to the design or implementation of our clinical trials, including the use of a correlate of protection (surrogate of clinical efficacy) in an immunobridging approach to a pivotal clinical trial;
•
our ability to align with the FDA or other regulatory authorities on the data required to support the regulatory authorization or approvals that we seek for our product candidates, particularly in light of the FDA’s discretion with respect to EUAs in the U.S. in making its determination about whether, based on the totality of scientific evidence available, the known and potential benefits of a product candidate outweigh the known and potential risks;

•
the sufficiency of our financial and other resources to complete the necessary nonclinical studies and clinical trials, manufacture our product candidates and complete associated regulatory activities;
•
our ability to establish and maintain agreements for clinical and commercial supply of our product candidates, and to successfully develop, obtain regulatory authorization or approval for, and commercialize our product candidates;
•
successful enrollment and timely completion of clinical trials, including our ability to generate positive data from any such clinical trials;
•
the costs associated with the discovery and development of any additional product candidates we identify in-house or acquire through collaborations;
•
timely receipt of regulatory authorizations or approvals, and the scope and duration of any emergency use authorization received, such as the EUA for PEMGARDA;
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
•
our ability to obtain and maintain third-party coverage and adequate reimbursement for our product candidates, if authorized or approved, and the extent to which patients are willing to pay out-of-pocket for such products, in the absence of such coverage or reimbursement;
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

If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize PEMGARDA or any other product candidates that we develop or otherwise may acquire, which would materially harm our business. If we do not maintain regulatory authorization for PEMGARDA or receive and maintain regulatory authorization or approval for any future product candidates we develop or otherwise may acquire, we may not be able to continue our operations.

Because our product candidates represent novel approaches to the prevention and/or treatment of a relatively new disease, there are many uncertainties regarding the development, market acceptance, third-party reimbursement coverage, and commercial potential of our product candidates. We may not be successful in aligning with regulators on an expedited and replicable pathway to SARS-CoV-2 mAb authorization or approval.

COVID-19 is a relatively new disease, and the prevention and treatment of this disease is evolving. Another party may be successful in producing a more efficacious prophylaxis or treatment for COVID-19, which may make it more difficult for us to obtain funding or lead to decreased demand for our product candidates. Other small and large companies may be developing therapies for the prevention and/or treatment of COVID-19, including antibodies, vaccines, antivirals, and other products. Some of these are being marketed and others are further along in the development and commercialization process than we are and several of these companies have access to larger pools of capital, including government funding, and broader infrastructure that may make them more successful at developing, manufacturing or commercializing their products for the prevention and/or treatment of COVID-19. The success or failure of other companies, or perceived success or failure, may impact our ability to obtain future funding or to successfully commercialize our product candidates for COVID-19 prevention and/or treatment.

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

Because the use of mAbs is a relatively new and expanding area of novel therapeutic interventions, there are many uncertainties related to development, marketing, reimbursement and the commercial potential for our product candidates. In pursuing, and eventually obtaining, an EUA for PEMGARDA in the U.S., we aligned with the FDA on a primary efficacy analysis for our CANOPY Phase 3 pivotal clinical trial that used a correlate of protection (surrogate of clinical efficacy) in an immunobridging approach comparing data obtained in the CANOPY clinical trial to certain historical data from our previous Phase 2/3 clinical trial of adintrevimab for the prevention of COVID-19 (EVADE). Based on FDA feedback, the use of a correlate of protection in an immunobridging approach to a pivotal EUA-directed clinical trial may be a reasonable approach for a new mAb candidate when clinical trial data from a “prototype” mAb is available and the new mAb candidate satisfies certain criteria. We continue to engage with the FDA with the aim of establishing expedited and replicable pathways for the authorization or approval of new SARS-CoV-2 mAbs. We expect that these discussions with the FDA will continue as we advance VYD2311, our next generation mAb candidate for COVID-19. However, there can be no assurance of the outcome of these discussions, that VYD2311 or any future product candidates will meet the necessary criteria to leverage the same criteria that supported the PEMGARDA EUA or as to the length of the clinical trials, the number of patients the FDA or other comparable foreign regulatory authorities will require to be enrolled in the clinical trials, or that the design of or data generated in the clinical trials will be acceptable to the FDA or other comparable foreign regulatory authorities to support EUA authorization or BLA approval, or similar authorization or approvals outside of the U.S.

In addition, the FDA or other comparable foreign regulatory authorities may take longer than usual to come to a decision on any request for authorization or approval that we submit and may ultimately determine that there is insufficient data, information or experience with our product candidates to support an authorization or approval decision. For example, in July 2024, we submitted a request to the FDA to expand the existing EUA for PEMGARDA to cover treatment of mild-to-moderate COVID-19 in certain immunocompromised patients, and thereafter we provided the FDA with updates as the SARS-CoV-2 virus evolved and we generated data for new variants as part of our ongoing industrial virology effort. The EUA process in the U.S. does not rely on a statutory timeline such as the timelines embedded into PDUFA-based regulatory actions such as a BLA approval process, and the FDA has discretion with respect to EUAs in making its determination about whether, based on the totality of scientific evidence available, the known and potential benefits of a product candidate outweigh the known and potential risks. In February 2025, the FDA declined our EUA amendment request. While we have submitted a response requesting that the FDA reconsider our EUA amendment request for treatment, we cannot be certain if or when the FDA may do so, or the outcome of any further engagement with the FDA regarding such request.

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

The success of our business depends largely upon our ability to develop and periodically introduce new mAbs that can broadly neutralize SARS-CoV-2, SARS-CoV and additional pre-emergent coronaviruses. Beyond PEMGARDA, which is currently authorized only for pre-exposure prophylaxis of COVID-19 in certain immunocompromised patients, we may fail to deliver future mAbs that effectively prevent or treat symptomatic COVID-19. Even if we are able to identify and develop such mAbs, we cannot ensure that such product candidates will achieve regulatory authorization or approval, or achieve commercial success, even if authorized or approved.

If we uncover any previously unknown risks related to our mAbs, or if we experience unanticipated expenses, problems or delays in developing our product candidates, we may be unable to achieve our strategy to continuously discover and engineer new candidates that can be leveraged to keep pace with viral evolution. Further, competitors who are developing products with similar technology may experience problems with their products that could identify problems that would potentially harm our business.

There is no assurance that the approaches offered by our product candidates will gain broad acceptance among healthcare practitioners or patients or that governmental agencies or third-party medical insurers will be willing to provide reimbursement coverage for our product candidates. Since our product candidates represent novel approaches to treating various conditions, it may be difficult, in any event, to accurately estimate the potential revenues from these product candidates. Accordingly, we may spend significant capital trying to obtain regulatory authorization or approval for product candidates that have an uncertain commercial market. The market for any products that we successfully develop will also depend on the product profile, including the route of administration, and cost of the product. If we do not successfully develop and commercialize products based upon our approach or find suitable and economical sources for materials used in the production of our products, we will not become profitable, which would materially and adversely affect the value of our common stock.

We may not produce durable, broadly neutralizing, effective or safe mAbs in an adequate time period to address a changing virus. If we are unable to timely identify, develop, obtain and maintain authorization or approval for, and commercialize mAbs in a manner that keeps pace with viral evolution, our business prospects will be significantly harmed.

PEMGARDA is the first mAb in our pipeline to receive regulatory authorization. We anticipate leveraging our integrated technology platform to periodically introduce new mAb candidates. Our platform is designed to produce new mAb candidates that provide broad in vitro neutralization against past and current VoCs and their sublineages. However, we may not be successful in developing product candidates, or developing product candidates in an adequate time period, to target a changing virus. If we do develop product candidates, they may not be durable enough to increase the probability of providing a longer period of protection than other antibody solutions or be high-functioning and long-lasting with a high barrier to viral escape. If we are unable to timely identify, develop, obtain and maintain authorization or approval for, and commercialize mAbs in a manner that keeps pace with viral evolution, our business prospects will be significantly harmed.

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

To date, we have received regulatory authorization for only one product candidate, PEMGARDA, which has not been approved, but has been authorized for emergency use by the FDA under an EUA only for pre-exposure prophylaxis of COVID-19 in certain immunocompromised patients. VYD2311 is in Phase 1 clinical development. All of our other product candidates, other than adintrevimab, are in preclinical development and their risk of failure is high. The clinical trials and manufacturing of our product candidates are, and the manufacturing and marketing of our products, if authorized or approved, will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we may test and market our product candidates. Before obtaining regulatory authorization to commercialize any of our product candidates, we must demonstrate through complex and expensive preclinical testing and clinical trials certain efficacy and safety requirements of the applicable regulatory agencies. For regulatory approval, we must demonstrate that our product candidates are both safe and effective for use in each target indication, typically requiring lengthy, large, well-controlled clinical studies. In particular, because our product candidates are subject to regulation as biological products, we will need to demonstrate that they are safe, pure and potent for use in their target indications. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use.

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

In addition, even if such trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for authorization or approval. Moreover, results acceptable to support authorization or approval in one jurisdiction may be deemed inadequate by another regulatory authority to support authorization or approval in that other jurisdiction. To the extent that the results of our trials are not satisfactory to the FDA or foreign regulatory authorities for support of an authorization or approval, we may be required to expend significant resources, which may not be available to us, to conduct additional preclinical studies or trials for our product candidates either prior to or post-authorization or approval, or they may object to elements of our clinical development program, requiring their alteration.

Of the large number of products in development, only a small percentage successfully complete the FDA’s or comparable foreign regulatory authorities’ approval processes and are commercialized. Even if we eventually complete clinical testing and receive authorization for emergency use or approval of a BLA or foreign marketing application for our product candidates, the FDA or the comparable foreign regulatory authorities may grant approval or other marketing authorization contingent on the performance of costly additional clinical trials, including post-market clinical trials. The FDA or the comparable foreign regulatory authorities also may authorize or approve for marketing a product candidate for a more limited indication or patient population than we originally request, and the FDA or comparable foreign regulatory authorities may not approve or authorize the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory authorization or approval would delay or prevent commercialization of that product candidate and adversely impact our business and prospects.

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

PEMGARDA has not been approved, but has been authorized for emergency use by the FDA under an EUA. All of our product candidates will require extensive clinical testing before we would be in a position to submit a BLA to the FDA or MAA to the EMA for regulatory approval. We cannot predict with any certainty if or when we might complete the clinical development for our product candidates and submit a BLA or MAA for regulatory approval of any of our product candidates, if at all, or whether any such BLA or MAA will be approved. We may also seek feedback from the FDA, EMA or other regulatory authorities on our clinical development program, and the FDA, EMA or other regulatory authorities may not provide such feedback on a timely basis, or such feedback may not be favorable, which could further delay our development programs.

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

There can be no assurance that the public health emergency in the U.S. declared under the FDCA permitting the FDA to authorize drugs and biologics for emergency use during the COVID-19 pandemic will continue to be in place for an extended period of time and that the product candidates we are developing for COVID-19 could be granted an EUA by the FDA or similar authorization by regulatory authorities outside of the U.S. if we decide to apply for such an authorization. If we do not apply for such an authorization or, if we do apply and no authorization is granted or, if once granted, such as the EUA for PEMGARDA, it is terminated or revoked, we will be unable to sell our product candidates in the near future and instead, would need to pursue the traditional regulatory approval processes of the FDA or comparable foreign authorities, which are lengthy, time consuming and inherently unpredictable, and which we may determine not to pursue. If we are not able to obtain or maintain regulatory authorization or approval for our product candidates, our business will be substantially harmed. We also cannot guarantee how long it will take regulatory agencies to review our EUA requests, if submitted, for our product candidates.

PEMGARDA is our first and only product candidate that has received regulatory authorization. PEMGARDA is not approved, but has been authorized for emergency use by the FDA under an EUA only for pre-exposure prophylaxis of COVID-19 in certain immunocompromised patients. We may seek an EUA for future product candidates and may seek similar authorization from regulatory authorities outside of the U.S., such as conditional marketing authorization from the European

Commission. If we apply for an EUA from the FDA and it is granted, such as the EUA for PEMGARDA, such EUA will authorize us to market and sell our COVID-19 mAb in the U.S. under certain conditions of authorization as long as a public health emergency declared under the FDCA exists. The FDA may issue an EUA during a public health emergency declared under the FDCA if the agency determines that the known and potential benefits of a product outweigh the known and potential risks and if other regulatory criteria are met.

Although we received an EUA from the FDA for PEMGARDA, there is no guarantee that we will apply for an EUA or similar authorization for adintrevimab, VYD2311 or any other product candidates or, if we do apply, that we will be able to obtain an EUA or such similar authorization. If an EUA or other authorization is granted, we will rely on the FDA or other applicable regulatory authority policies and guidance governing products authorized in this manner in connection with the marketing and sale of our product. If these policies and guidance change unexpectedly and/or materially or if we misinterpret them, potential sales of our product could be adversely impacted. Additionally, the FDA may terminate an EUA if safety issues or other concerns about our product, such as loss of neutralizing activity against dominant circulating SARS-CoV-2 variants, arise or if we fail to comply with the conditions of authorization. The FDA has expected that companies that receive an EUA for COVID-19 antibodies will pursue licensure of their products under a BLA. Unless streamlined development pathways are established and/or expedited regulatory review and approval approaches are available, we may not pursue a BLA for our product candidates for COVID-19 given the evolving SARS-CoV-2 variants, and if we determine not to pursue a BLA, this may adversely affect our ability to obtain or maintain an EUA in the U.S.

On February 4, 2020, the Secretary of HHS determined pursuant to his authority under Section 564 of the FDCA that COVID-19 represented a public health emergency with significant potential to affect national security or the health and security of U.S. citizens living abroad. Following this determination, on March 27, 2020, the Secretary of HHS declared that circumstances exist justifying the authorization of emergency use of drugs and biological products during the COVID-19 pandemic, subject to the terms of any authorization issued by the FDA. The EUA for PEMGARDA was issued under this declaration. The Secretary of HHS may terminate this EUA declaration at any time. If the Secretary of HHS terminates an EUA declaration under the FDCA, then any EUAs issued based on that declaration will cease to be in effect, and FDA may no longer issue EUAs for products covered by that declaration. Accordingly, even if we apply and obtain an EUA from the FDA, such as the EUA for PEMGARDA, there is no guarantee of the duration for which we would be able to maintain it. The emergency use of PEMGARDA is only authorized for the duration of the declaration that circumstances exist justifying the authorization of the emergency use of drugs and biological products during the COVID-19 pandemic under Section 564 of the FDCA, unless the declaration is terminated or authorization revoked sooner.

If we apply for an EUA or similar authorization from regulatory authorities outside of the U.S., the failure to obtain such authorization or the termination of such an authorization, if obtained, would adversely impact our ability to market and sell our product candidate, which could adversely impact our business, financial condition and results of operations. The time required to obtain approval or other marketing authorizations by the FDA and comparable foreign authorities is unpredictable, and it typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, authorization or approval policies, regulations, and the type and amount of clinical data necessary to gain authorization or approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Other than the EUA for PEMGARDA in the U.S. for pre-exposure prophylaxis of COVID-19 in certain immunocompromised patients, we have not obtained regulatory authorization or approval for any other product candidate, and it is possible that we may never be successful in expanding the authorized use of PEMGARDA or obtain regulatory authorization or approval for any other product candidates in the future. Neither we nor any current or future collaborator is permitted to market any drug product candidates in the U.S. until we receive regulatory authorization with an EUA or approval of a BLA from the FDA, and we cannot market it in the European Union until we receive marketing authorization from the European Commission, or other required regulatory authorization or approval in other countries.

If an existing EUA, such as the EUA for PEMGARDA, or similar authorization from regulatory authorities outside of the U.S. is revised or revoked, we would be unable to sell our product candidate in the near future and instead, we would need to pursue the traditional regulatory approval processes of the FDA or comparable foreign regulatory authorities.

We may decide to pursue a BLA pathway (or the equivalent thereof in foreign jurisdictions) for full marketing approval of our product candidates. Prior to obtaining approval pursuant to a traditional regulatory approval process to commercialize any drug product candidate in the U.S. or abroad, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or foreign regulatory agencies, that such product candidate is safe, pure and effective for its intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. The FDA may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or after approval, or it may object to elements of our clinical development programs.

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

If we are unable to align with the FDA (or other regulatory authorities outside of the U.S.) on such a pathway beyond the EUA (or similar conditional marketing authorization outside of the U.S.) for our product candidates or, even if we align, if we fail to receive such full regulatory approval, our business may face challenges in achieving long-term market penetration.

In addition, the FDA and other regulatory authorities may change their policies, issue additional regulations or revise existing regulations, or take other actions, which may prevent or delay authorization or approval of our future products under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain, increase the costs of compliance or restrict our ability to maintain any regulatory authorizations or approvals we may have obtained. Further, evolving or changing plans or priorities at the FDA or other regulatory bodies, including based on regulatory policy changes, such as those at U.S. agencies such as HHS, FDA, and the U.S. Centers for Disease Control due to the change in U.S. presidential administration in January 2025, may significantly impact our ability to obtain or maintain an EUA, including our EUA for PEMGARDA.

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

If our product candidates are associated with undesirable effects in preclinical studies or clinical trials or have characteristics that are unexpected, we may decide or be required to perform additional preclinical studies or to halt or delay further clinical development of our product candidates or to limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial use for the product candidate, if authorized or approved. Some side effects may not be appropriately recognized or managed by the treating medical staff, such as anaphylaxis that has been seen in the class of mAbs of which ADG20 (adintrevimab) and PEMGARDA are a part, and toxicities resulting from mAb therapy targeting an exogenous target, as with our product candidates, which can be nonspecific. Anaphylaxis has been observed with PEMGARDA.

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

The clinical and commercial success of our mAb therapies for COVID-19 will depend in part on public acceptance of the use of mAb therapies to prevent or treat COVID-19. Any adverse public attitudes about the use of mAb therapies may adversely impact our ability to enroll clinical trials or successfully commercialize any of our mAb therapies that are authorized or approved. Moreover, our success will depend upon physicians prescribing, and their patients’ willingness to receive, treatments that involve the use of product candidates we may develop in lieu of, or in addition to, existing treatments with which they are already familiar and for which greater clinical data may be available. Additionally, our success may be impacted by overall evolving dynamics in the commercial market for COVID-19 therapeutics, such as greater seasonality of demand, particularly as COVID-19 has developed into an endemic disease.

More restrictive government regulations or negative public opinion may have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products that are authorized or approved. Adverse events in our or others’ clinical trials, even if not ultimately attributable to our product candidates, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the authorization or approval of our product candidates, stricter labeling requirements for those product candidates that are authorized or approved or a decrease in demand for any such product candidates, all of which would have a negative impact on our business and operations.

We may experience delays or difficulties in the enrollment and/or retention of patients in clinical trials, or we may pause, delay or terminate enrollment of our clinical trials, which could in turn delay or prevent our receipt of necessary regulatory authorizations or approvals.

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

The accelerated approval pathway, a fast track designation or a breakthrough therapy designation in the U.S. or the equivalent thereof in foreign jurisdictions (where available) for any product candidate may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that the product candidate will receive full marketing approval.

The FDA has established various expedited drug development programs to facilitate more rapid and efficient development, review and approval of certain types of drugs. Such programs include accelerated approval, fast track designation and breakthrough therapy designation. The FDA has broad discretion on whether or not to admit a drug candidate for these programs, so even if we believe a particular product candidate is eligible for an expedited drug development program, we cannot be sure that the FDA would agree. Even if any of our product candidates is admitted to any of the expedited drug development programs, we may not experience a faster development process, review or approval compared to conventional FDA timelines, and the FDA may still ultimately decide to not grant full marketing approval to such product candidates.

For example, we may, in the future, pursue accelerated approval, if we pursue a BLA, or the equivalent thereof in foreign jurisdictions (where available), for our product candidates. The FDA may grant accelerated approval to a product candidate for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product candidate has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, and that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of a grant of accelerated approval, the FDA may require that the sponsor perform one or more controlled post-marketing clinical trials. Accelerated approval of a product candidate may be withdrawn if these trials fails to verify clinical benefit or do not demonstrate sufficient clinical benefit to justify the risks associated with the product candidate (e.g., shows a significantly smaller magnitude or duration of benefit than was anticipated based on the observed effect on the surrogate).

We may, in the future, pursue fast track designation in the U.S., or the equivalent thereof in foreign jurisdictions (where available), which is designed to facilitate the development and expedite the review of therapies for serious conditions that fill an unmet medical need. A product candidate with a fast track designation may benefit from early and frequent communications with the FDA, be eligible for priority review and has the ability to submit a rolling application for regulatory review. If any of our product candidates receive fast track designation but do not continue to meet the criteria for fast track designation, or if our clinical trials are delayed, suspended or terminated, or put on clinical hold due to unexpected adverse events or issues with clinical supply or due to other issues, we will not receive the benefits associated with the fast track program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

In addition, we may, in the future, apply for breakthrough therapy designation in the U.S., if we pursue a BLA, or the equivalent thereof in foreign jurisdictions (where available), for our product candidates. A breakthrough therapy is defined as a product candidate that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development. Product candidates designated as breakthrough therapies by the FDA are also eligible for priority review if supported by clinical data at the time of the submission of the BLA.

Granting accelerated approval, fast track designation or breakthrough therapy designation is within the discretion of the FDA. Accordingly, even if we determine to pursue a BLA and we believe that one of our product candidates meets the criteria for accelerated approval, fast track designation or breakthrough therapy designation, the FDA may disagree and instead determine not to grant such designation. Even if one or more of our product candidates receives conditional approval via the accelerated approval pathway, the FDA may later decide that the product candidate no longer meets the qualifying criteria for such approval, or it may decide that the confirmatory trial(s) failed to verify the clinical benefit or demonstrate sufficient clinical benefit to justify the risks associated with the product candidate, and the FDA may withdraw its conditional approval and/or refuse to grant full approval. Furthermore, the receipt of a fast track designation or breakthrough therapy designation for a product candidate may not result in a faster development process, review or full approval compared to product candidates considered for approval under conventional FDA procedures or the traditional FDA approval pathway, and such designations would not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify for fast track designation or breakthrough therapy designation, the FDA may later decide that the product candidate no longer meets the conditions for qualification, or it may otherwise not shorten the application review period.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and management resources, we must focus on development programs and product candidates that we identify for specific indications. As such, our current mission is focused on antibody-based therapies that protect vulnerable people from the consequences of viral threats, beginning with SARS-CoV-2, and we have committed a significant portion of our financial and personnel resources to the manufacturing and commercialization of PEMGARDA, which received an EUA from the FDA in March 2024, and the development of VYD2311, our next generation mAb candidate for COVID-19. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could change, dissipate or stabilize, which could limit or eliminate demand for PEMGARDA, VYD2311 or any new mAb candidates that we anticipate periodically introducing in the future as the SARS-CoV-2 virus evolves over time.

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

We may not be able to continue to identify and develop new product candidates in addition to our current pipeline. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development. For example, product candidates may be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be successfully developed, much less receive authorization or approval and achieve market acceptance. Further, even if we obtain authorization or approval for a product candidate for one indication that may have potential for new or additional indications, we may determine that those additional indications are not worth pursuing for strategic reasons, including new legislation that may impact our ability to commercialize such compounds for such indications, if authorized or approved. If we do not successfully develop and commercialize product candidates based upon our approach, we will not be able to obtain product revenue in future periods, which would result in significant harm to our financial position and adversely affect our stock price.

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

We experienced some delays in our development activities as a result of the COVID-19 pandemic. For example, in December 2020, shipment of adintrevimab clinical supply by WuXi Biologics was delayed due to the introduction by the Chinese government of a new procedure for the approval of the export of products for the treatment of COVID-19. There could be other disruptions, delays or uncertainties in our development activities as a result of any future public health outbreak, pandemic or epidemic.

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

Our product candidates may be negatively impacted by future development or regulatory difficulties.

Authorized and approved drug products are subject to ongoing regulatory requirements and oversight, including requirements related to manufacturing, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting. In addition, we are subject to continued compliance with cGMP and cGCP requirements for any clinical trials that we conduct post-authorization or approval. If we or any of the third parties on which we rely fail to meet those requirements, the FDA or comparable regulatory authorities outside the U.S. could initiate enforcement action. Other potential consequences include the issuance of fines, warning letters, untitled letters or holds on clinical trials, product seizure or detention or refusal to permit the import or export of our product candidates, permanent injunctions and consent decrees, or the imposition of civil or criminal penalties, any of which could significantly impair our ability to successfully commercialize a given product. If the FDA or a comparable regulatory authority outside the U.S. becomes aware of new safety information, it can impose additional restrictions on how the product is marketed or may seek to withdraw marketing authorization or approval altogether.

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

Since a significant proportion of the regulatory framework in the United Kingdom applicable to our business and our product candidates is derived from European Union directives and regulations, Brexit has had, and will continue to have, a material impact on the regulatory regime with respect to the potential development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom. For example, Great Britain (England, Scotland and Wales) is no longer covered by the centralized procedures for obtaining European Union-wide marketing authorizations from the

European Commission, and a separate marketing authorization is required to market our product candidates in Great Britain. Northern Ireland continues to be covered by the marketing authorizations granted by the European Commission, but this changed on January 1, 2025, when the new measures under the Windsor Framework came into effect. Beginning on this date, Northern Ireland is subject to the same MHRA authorization procedures as Great Britain.

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

Risks Related to the Manufacturing of our Product Candidates

Monoclonal antibody therapies are complex, difficult and time-consuming to manufacture, and we currently rely on a single contract manufacturer. We could experience manufacturing problems, may be unable to access desired future manufacturing capacity within desired timeframes, or may be unable to access raw materials due to global supply chain shortages or otherwise, that result in delays in the development or commercialization of our product candidates or otherwise harm our business.

The manufacture of mAbs and other protein-based therapies are technically complex and necessitate substantial expertise and capital investment. Production difficulties caused by unforeseen events may delay the availability of material for our clinical trials or commercialization efforts.

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

Given the complex, difficult and time-consuming nature of manufacturing our product candidates, we must devote significant resources to the manufacture of our product candidates for clinical and potential commercial supply prior to receiving regulatory authorization or approval, and we may not realize a return on our investment in such supply if a product candidate is not ultimately authorized or approved. For example, we built supply of adintrevimab in anticipation of seeking regulatory authorization, but based on feedback from the FDA regarding adintrevimab’s lack of neutralizing activity against the Omicron BA.2 variant, we paused the submission of an EUA request. More recently, we have incurred substantial costs in building supply of VYD2311, which is currently in Phase 1 development, and we cannot be certain as to if or when we will receive regulatory authorization or approval for such product candidate.

While we believe that we have secured sufficient supply to meet demand for PEMGARDA and anticipated initial demand for VYD2311, if authorized or approved, any delay, failure or inability to manufacture or test on a timely basis in the future could impact the timelines for our future clinical trials or our commercialization plans. Such delay, failure or inability to manufacture or test can result from:

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

We currently depend on sole-source third-party suppliers and a single contract manufacturer for materials and services that are necessary for the conduct of preclinical studies, manufacture and testing of our product candidates for clinical trials and commercial supply, and the loss of these third-party suppliers or contract manufacturer or their inability to supply us with sufficient quantities of adequate materials or services, or to do so at acceptable quality levels, acceptable pricing terms, and on a timely basis, could harm our business.

Manufacturing and testing our product candidates and commercialization of any authorized or approved products requires many specialty materials and equipment, some of which are manufactured or supplied by small companies with limited resources and experience to support commercial biologics production. We currently depend on a limited number of vendors for certain materials and equipment used in the manufacture and testing of our product candidates. For example, we are reliant on WuXi Biologics, our current CDMO, as the procurer of the raw materials used in the manufacture of our product candidates, including certain single-source purification resins and cell culture media, which increases the risk of delays in production.

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

In addition, to date, we have relied on WuXi Biologics as our only CDMO. We have partnered with WuXi Biologics for CMC development and for clinical and commercial drug substance and drug product supply. While we believe that we have secured sufficient supply to meet demand for PEMGARDA and anticipated initial demand for VYD2311, if authorized or approved, the loss of this CDMO, a disruption in production at this CDMO or the inability of this CDMO to timely manufacture sufficient quantities on acceptable pricing terms to meet our needs, and our failure to find alternative manufacturing capability in a timely fashion, would impair our ability to develop and commercialize our product candidates. Although we believe there are other potential alternative CDMOs, the number of CDMOs with the necessary manufacturing and regulatory expertise and facilities to manufacture biologics like our mAb candidates is limited, and switching manufacturers or manufacturing sites would be expensive, difficult and time consuming. A new manufacturer or manufacturing site would have to be educated on, or develop substantially equivalent processes for, production of our product candidates, and it may be difficult or impossible to transfer certain elements of our manufacturing process to a new manufacturer or for us to find a replacement manufacturer on acceptable terms quickly, or at all. Furthermore, switching manufacturers or manufacturing sites may hinder our ability to leverage our platform approach to facilitate the generation of mAbs to keep pace with evolving viral threats, which we expect will require a consistent CMC platform. Transferring manufacturing to a new manufacturer or manufacturing site could therefore interrupt supply, delay our clinical trials and commercialization efforts, increase our costs for our product candidates and disrupt our plans to use any potential streamlined development pathway that requires a consistent CMC platform, any of which could have an adverse effect on our business, financial condition, results of operations, and/or growth prospects.

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

Risks Related to the Commercialization of Our Product Candidates

If the FDA revokes or terminates our EUA for PEMGARDA, we will be required to stop commercial distribution of PEMGARDA immediately unless we can obtain FDA approval for PEMGARDA under a traditional regulatory pathway, which may be lengthy and expensive, which could harm our future business prospects.

Under the FDCA, the FDA has authority to allow certain unapproved medical products or unapproved uses of approved medical products to be used in an emergency to diagnose, treat, or prevent serious or life-threatening diseases or conditions when there are no adequate, approved, and available alternatives. In issuing an EUA, the FDA will consider the totality of scientific evidence available to the FDA regarding safety, efficacy, and known and potential risks of such products and availability of alternatives to the emergency use products, among others. EUAs issued by the FDA specify the scope of authorization and conditions of authorization, including limitations on distribution and conditions related to product advertising and promotion. Once granted, an EUA is effective until the declaration permitting emergency use authorization is terminated or the EUA is revoked, after which the product must be approved by the FDA under a traditional pathway in order to remain on the market or to continue commercialization of the product in the U.S.

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

The distribution and advertising conditions set forth in our EUA limit our market opportunities and restrict how we can commercialize PEMGARDA. For example, according to our EUA, among other requirements, all descriptive printed matter, advertising, and promotional materials relating to the emergency use of PEMGARDA under the EUA must be consistent with the authorized labeling and other terms set forth in the EUA and such materials must be tailored to the intended audience, not take the form of reminder advertisements or reminder labeling, and be accompanied by authorized labeling under certain circumstances. In addition, according to our EUA, printed matter, advertising, and promotional materials relating to the emergency use of PEMGARDA must provide accurate descriptions of safety results and efficacy results on a clinical endpoint(s) or surrogate endpoint(s) from the clinical trial(s) summarized in the authorized labeling, including any limitations of the clinical trial data as described in the authorized labeling, and contain certain clear and conspicuous statements regarding the emergency use authorization. In addition, the PEMGARDA Fact Sheet for Healthcare Providers (“HCPs”) includes a boxed warning for anaphylaxis. If the FDA’s policies and guidance change unexpectedly and/or materially or if we misinterpret them, potential sales of PEMGARDA could be adversely impacted.

In addition, the FDA would be required to revoke our existing or any future EUA if HHS determines that emergency use is no longer warranted. The FDA may also revoke our existing or any future EUA if new evidence becomes available that indicates that PEMGARDA is not as safe, effective, or reliable as the data provided in the EUA request. For example, the FDA may revise or revoke the EUA for PEMGARDA based on changes in circulating SARS-CoV-2 variants and a reduction in neutralizing activity or effectiveness of PEMGARDA against such variants. PEMGARDA is authorized for use only when the combined national frequency of variants with substantially reduced susceptibility to PEMGARDA is less than or equal to 90%. We cannot predict how long our EUA will remain effective, and we may not receive advance notice from the FDA regarding revocation of our EUA. The termination or revocation of our existing EUA for PEMGARDA would cause us to cease our commercialization efforts until and if we have obtained approval from the FDA through another regulatory pathway and would adversely impact our business, financial condition and results of operations.

Additionally, changes in FDA policies, guidance, and requirements for the submission of an EUA request may delay authorization of any additional emergency uses for PEMGARDA. Further, given the high volume of EUA requests received by the FDA, the FDA’s review of an amended or additional EUA request may be significantly delayed. The FDA may not grant an EUA for additional emergency uses of PEMGARDA on a timely basis or at all, which could harm our future business prospects. For example, in July 2024, we submitted a request to the FDA to expand the existing EUA for PEMGARDA to cover treatment of mild-to-moderate COVID-19 in certain immunocompromised patients, which request was denied by the FDA in February 2025. While we have submitted a response requesting that the FDA reconsider our EUA amendment request for treatment, we cannot be certain if or when the FDA may do so, or the outcome of any further engagement with the FDA regarding such request.

Our product candidates may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, due to the product profile, reimbursement dynamics or other reasons.

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
•
the convenience and ease of administration, including compared to any alternative treatments;
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
•
any restrictions on the use of our products together with other medications or requirements that our products be used in combination with other products; and
•
the ability to be effective against emerging SARS-CoV-2 variants.

The commercial success of our product candidates, if authorized or approved, is dependent upon market acceptance by physicians, HCPs and patients, which will be informed, in part, by cost, convenience, route of administration, safety and efficacy, including efficacy against emerging SARS-CoV-2 variants over time.

If we are unable to continue to build and maintain sales, marketing and distribution capabilities for PEMGARDA or any other product candidate that may receive regulatory authorization or approval, we may not be successful in commercializing PEMGARDA or such other product candidates if and when they are authorized or approved.

We began commercializing PEMGARDA after we received an EUA from the FDA in March 2024. As a result, we have limited experience marketing our product candidates. Our financial condition and results of operations are and will continue to be highly dependent on the ability of our marketing function to adequately promote PEMGARDA for appropriate patients in a manner that complies with applicable laws and regulations.

We will need to continue to build and maintain a commercial infrastructure to support the marketing and distribution of PEMGARDA and any other product candidates that may be authorized or approved in the future. To support the commercialization of PEMGARDA, we initially directly hired key leaders for our sales, marketing, market access, and medical affairs teams, and leveraged contract organizations for certain field-based roles. We subsequently determined to invest in direct hire resources, including an internal sales force.

There are risks involved with both establishing our own commercialization capabilities and with entering into arrangements with contract organizations. To the extent that we rely on third parties to perform sales, marketing or distribution services, we likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. On the other hand, there are risks involved with establishing our commercial infrastructure. For example, establishing and training our own commercial team is expensive and time consuming.

Factors that may inhibit our efforts to continue to build and maintain our commercialization capabilities include:

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

A key element of our business strategy is the continued expansion of our marketing infrastructure and building brand awareness. As we continue to increase our marketing efforts in connection with the expansion of PEMGARDA sales, we will need to further expand the reach of our marketing networks. Our future success will depend largely on our ability to continue to hire, train, retain and motivate a skilled marketing workforce, directly or through contract organizations, with significant industry-specific knowledge in various areas, including healthcare, prophylactic treatments, complex biologics, and applicable laws and regulations.

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

Our commercial prospects may be harmed if academic or other third-party labs not related to us generate virologic activity data that creates doubt regarding the neutralization activity of pemivibart or any other of our product candidates, even if such data is ultimately shown to be inconsistent with neutralization data generated through our industrial-grade virology efforts.

From time to time, academic or other third-party labs not related to us may produce and run tests on their own molecules meant to resemble our molecules, such as pemivibart, or may run tests on our molecules utilizing differing assays and put neutralization findings of unknown quality into the public domain. In connection with the EUA for PEMGARDA, the FDA has acknowledged that neutralization findings from sources other than our independent, contracted vendor may differ due to, among other reasons, assay differences or because the molecule tested by other labs differs from pemivibart in sequence. Nevertheless, publicly available neutralization data against emerging SARS-CoV-2 variants are reviewed by the FDA and may be factored into the totality of evidence when considering the potential for adequate neutralization activity of PEMGARDA to support continued emergency use authorization.

To the extent that virologic activity data in the public domain generated by academic or other third-party labs not related to us creates doubt regarding the neutralization activity of pemivibart or our other product candidates, it could adversely impact our regulatory authorization and market acceptance by HCPs or patients, particularly if such publicly available neutralization findings are referenced by the FDA in relation to the regulatory authorization of any product candidate of ours, which would adversely affect our commercial prospects and ability to generate revenues, even if such data is preliminary, non-peer-reviewed, and/or generated with molecules that are not authentic Invivyd molecules, and even if such data is ultimately shown to be inconsistent with neutralization data generated through our industrial-grade virology efforts.

For example, in October 2024, we withdrew formal revenue guidance for FY2024 following growth headwinds after the FDA updated the PEMGARDA Fact Sheet for HCPs in August 2024 to include a link to contested, non-peer-reviewed neutralization data of a non-pemivibart antibody generated by an academic lab, which indicated that PEMGARDA may have reduced susceptibility to certain SARS-CoV-2 variants, including KP.3.1.1. In September 2024, we announced that pseudovirus in vitro neutralization data generated by our independent, contracted vendor as part of our industrial-grade virology efforts showed continued neutralizing activity of PEMGARDA against KP.3.1.1 and other SARS-CoV-2 variants tested, and later that month, the FDA re-issued an updated PEMGARDA Fact Sheet for HCPs to provide accurate in vitro neutralization activity of PEMGARDA against dominant circulating variants, including KP.3.1.1. However, this series of events resulted in confusion in the HCP and vulnerable population communities with respect to PEMGARDA and negatively impacted our net product revenue growth.

If academic or other third-party labs not related to us generate virologic activity data that creates doubt regarding the neutralization activity of pemivibart or any other of our product candidates, our regulatory authorization and our commercial prospects may be harmed, even if such data is ultimately shown to be inconsistent with neutralization data generated through our industrial-grade virology efforts.

Off-label use or misuse of our products may harm our reputation in the marketplace, result in injuries that lead to costly product liability suits, and/or subject us to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with any product.

If our product candidates are authorized or approved by the FDA or comparable foreign regulatory authorities, we may only promote or market our products for their specifically authorized or approved indications. We train our marketing and sales force against promoting our products for uses outside of the authorized or approved indications, known as “off-label uses.” We cannot, however, prevent a physician from using our products off-label. Furthermore, the use of our products for indications other than those authorized or approved by the FDA or comparable foreign regulatory authorities, may not effectively treat such conditions. Any such off-label use of our products could harm our reputation in the marketplace among physicians and patients. There may also be increased risk of injury to patients if physicians attempt to use our products for uses for which they are not authorized or approved, which could lead to product liability suits that might require significant financial and management resources and that could harm our reputation.

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

Our mAb product candidates, including PEMGARDA, may face significant competition from vaccines, antiviral agents and other therapeutics, including mAbs, for COVID-19 that are currently available or in development.

Many biotechnology and pharmaceutical companies are developing therapeutics for COVID-19 or vaccines against SARS-CoV-2, the virus that causes COVID-19. Many of these companies, which include large pharmaceutical companies, have greater resources for development and established commercialization capabilities. For example, the FDA has approved or granted EUA for several vaccines and therapeutics for the prevention or treatment of COVID-19 developed or marketed by other companies, many of which are large, established biotechnology and pharmaceutical companies. Many of these companies have also been successful in securing government funding to support research and development and/or manufacturing of their product candidates as well as government contracts to purchase their supply orders. Additional vaccines and therapeutics are in development by other pharmaceutical and biopharmaceutical companies. Given the products currently approved or authorized for use as well as those in development by others, any therapies we may develop could face significant competition. If any other company develops therapeutics more rapidly or effectively than we do, develops a therapeutic that becomes the standard of care, develops a therapeutic with a perceived superior risk-benefit profile or other perceived superior attributes such as mode of administration or dosing regimen, develops a therapeutic at a lower cost or is more successful at commercializing an approved therapeutic, we may not be able to successfully commercialize our product candidates targeting COVID-19, even if authorized or approved, or compete with other therapeutics or vaccines, which could adversely impact our business and operations. For example, PEMGARDA has been authorized with a boxed warning for anaphylaxis, which could impede our ability to successfully market and commercialize PEMGARDA and our ability to compete successfully against our competitors.

Many of our existing or potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery, development and manufacture of product candidates, as well as in obtaining regulatory authorizations or approvals of those product candidates in the U.S. and in foreign countries. Our current and potential future competitors may also have significantly more experience commercializing drugs, particularly mAbs and other biological products, that have been authorized or approved for marketing. Furthermore, a number of our competitors have received government contracts to support research and development of their product candidates and supply orders. Mergers and acquisitions in the pharmaceutical and biotechnology industries could result in even more resources being concentrated among a small number of our competitors. Our success is also subject to the risk of current and future disruptive technologies, such as AI; if our competitors are able to more effectively utilize any such new technologies, including but not limited to those that may involve AI or be created using AI, to discover, develop and commercialize products that compete with any of our product candidates, such technologies could adversely impact our ability to compete against our competitors.

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

The success of PEMGARDA and our product candidates depends significantly on coverage and adequate reimbursement or the willingness of patients to pay for these therapies.

We believe our success depends on obtaining and maintaining coverage and adequate reimbursement for our product candidates, including PEMGARDA, and the extent to which patients will be willing to pay out-of-pocket for such products, in the absence of reimbursement for all or part of the cost. In the U.S. and in other countries, patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. The availability of coverage and adequacy of reimbursement for our products by third-party payors, including government healthcare programs (e.g., Medicare, Medicaid, TRICARE), managed care providers, private health insurers, health maintenance organizations, and other organizations is essential for most patients to be able to afford medical services and pharmaceutical products such as our product candidates. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a payor-by-payor basis and may change from one calendar year to the next. One payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage, and adequate reimbursement. In the U.S., the principal decisions about Medicare reimbursement for new medicines are typically made by CMS, an agency within HHS. CMS decides whether and to what extent products will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. CMS has published in the Calendar Year 2023 Physician Fee Schedule Final Rule, and reaffirmed in subsequent Calendar Year Rulemaking, a policy that all COVID-19 mAbs for pre-exposure prophylaxis of COVID-19 and their administration will be covered and reimbursed under the Part B preventative vaccine benefit. CMS has not communicated a timeline for publishing coverage information for any such product once it has been granted an EUA. A significant delay in publication of product specific billing codes and their associated payment rates could impact initial prescription rates by providers and demand by patients. Furthermore, a delay by CMS in publishing updated payment limits following any price increase of a product could impact prescription rates by providers or lead to deferment in treatment for patients, which could adversely affect our sales.

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

Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that a product is safe, effective and medically necessary; appropriate for the specific patient; cost-effective; supported by peer-reviewed medical journals; included in clinical practice guidelines; and neither cosmetic, experimental nor investigational. Government entities, such as the CDC, the WHO and non-government professional societies, such as the IDSA, may produce treatment and/or prevention guidelines for the prevention and treatment of COVID-19, including guidance regarding the use of mAbs in these indications. If our product candidates, to the extent authorized or approved, fail to be added to these guidelines, or if they receive poor positioning within these guidelines, payors and other customers may be less inclined to add any such product candidate to their formularies, significantly reducing demand for such product candidate, if authorized or approved.

Further, increasing efforts by third-party payors in the U.S. and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates, if authorized or approved. In order to secure coverage and reimbursement for any product that might be authorized or approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA or comparable regulatory authorizations or approvals. Additionally, we may also need to provide discounts to purchasers, private health plans or government healthcare programs. Our product candidates may nonetheless not be considered medically necessary or cost-effective. If third-party payors do not consider a product to be cost-effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its product at a profit. We expect to experience pricing pressures from third-party payors in connection with the potential sale of any of our product candidates. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product and also have a material adverse effect on sales.

Foreign governments also have their own healthcare reimbursement systems, which vary significantly by country and region, and we cannot be sure that coverage and adequate reimbursement will be made available with respect to the treatments in which our products are used under any foreign reimbursement system, to the extent any of our product candidates are authorized or approved outside of the U.S. For example, in many countries in the European Union, procedures to obtain price approvals, coverage and reimbursement can take considerable time after the receipt of marketing authorization. Many European countries periodically review their reimbursement of medicinal products, which could have an adverse impact on reimbursement status. In addition, we expect that legislators, policymakers and healthcare insurance funds in the European Union member states will continue to propose and implement cost-containing measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative to branded products, and/or branded products available through parallel import to keep healthcare costs down. Moreover, in order to obtain reimbursement for products in some European countries, including some European Union member states, data comparing the cost-effectiveness of products to other available therapies may be required. Health Technology Assessment (“HTA”) of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some European Union member states, including those representing the larger markets. The HTA process, which is currently governed by national laws in each European Union member state, is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual European Union member states. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between European Union member states, although the HTA Regulation which aims to harmonize the clinical benefit assessment of HTA across the European Union applies beginning on January 12, 2025. If in the future we seek but are unable to obtain and then maintain favorable pricing and reimbursement status in European Union member states that represent significant markets, our anticipated revenue from and growth prospects for products in the European Union could be negatively affected. If we experience setbacks or unforeseen difficulties in obtaining favorable pricing and reimbursement decisions, any planned launches in the affected European Union member states would be delayed, which could negatively impact any anticipated revenue from and growth prospects for relevant product candidates.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and face an even greater risk as we sell any products that have been authorized or approved, such as PEMGARDA, which received an EUA from the FDA in March 2024. Side effects or adverse events known or reported to be associated with, or manufacturing defects in, the products sold by us could exacerbate a patient’s condition, or could result in serious injury or impairment or even death. For example, in the CANOPY clinical trial, the most common adverse reactions included systemic infusion-related reactions and hypersensitivity reactions, local infusion site reactions, and infusion site infiltration or extravasation. Anaphylaxis has been observed with PEMGARDA, and the PEMGARDA Fact Sheet for HCPs includes a boxed warning for anaphylaxis. This could result in product liability claims against us and/or recalls of one or more of our products. In many countries, including in European Union member states, national laws provide for strict (no-fault) liability which applies even where damages are caused both by a defect in a product and by the act or omission of a third party. If we cannot successfully defend ourselves against claims that our product candidates or drugs caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

Although we maintain product liability insurance coverage, such insurance may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials or continue commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Our business and operations would suffer in the event of computer system failures, cyberattacks or a deficiency in our or our CDMO’s, CROs’, contractors’, consultants’ or collaborators’ cybersecurity.

Maintaining the security of our information systems and communication systems is a critical issue for us, and we devote considerable internal and external resources to network security and other security measures to protect our systems and users, but these security measures cannot provide absolute security. Moreover, even security measures that are deemed appropriate, reasonable, and/or in accordance with applicable legal standards or requirements may not be able to protect the information we maintain. The multitude and complexity of our information systems may furthermore make them susceptible to service interruption, cybersecurity incidents, disruption of data integrity, inadvertent errors that expose our data or systems, malicious intrusion, or cyberattacks. Despite our efforts, the possibility of these events occurring, and the ever-changing threat landscape, cannot be eliminated entirely and there can be no assurance that any measures we take will prevent cyber-attacks or cybersecurity incidents that could adversely affect our business.

Our internal information systems, and those of third parties on which we rely, are also vulnerable to, among other things, computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, system malfunctions, cyberattacks or cyber-intrusions over the Internet, social engineering (e.g., phishing attacks), attacks enhanced or facilitated by AI, and other similar threats. The source of these vulnerabilities may be persons inside or outside our organization. We have in the past and plan to in the future identify defects, errors, or vulnerabilities, which could inadvertently permit access to or exposure of data, including personal data, that we maintain or which third parties maintain on our behalf. The risk of a cybersecurity incident, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. For example, the ongoing conflict between Russia and Ukraine has led to an increase in cyberattacks on Ukraine, including its government, companies, institutions and people, as well on the financial and communications infrastructure of other countries, companies and individuals therein. If any such event were to occur in countries in which we operate, it could lead to the loss, destruction, alteration, prevention of access to, disclosure, dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information and personal data) or data that is processed or maintained on our behalf, and cause interruptions in our operations, resulting in a material disruption of our product development programs. For example, the loss or alteration of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts, significantly increase our costs to recover or reproduce the data, and reduce trial participants’ or patients’ trust in us. Additionally, such events could lead to an interruption in our supply chain for the manufacturing of clinical and commercial drug substance and drug product, as well as related materials, and could significantly impact development and commercialization timelines and capabilities. If our information systems or a third-party’s information systems on which we rely suffer severe damage, disruption or shutdown and issues are not resolved in a timely manner, we could experience delays in reporting our financial results, and we may lose revenue and profits as a result of our inability to timely manufacture or distribute our products. We continue to implement security measures to bolster our network security and protect our systems, however, such efforts are not guaranteed to prevent such events from occurring.

We cannot ensure that our data protection efforts and our investment in information technology, or the efforts or investments of our CDMO, CROs, consultants or other third parties with which we work, will prevent cybersecurity incidents that cause loss, destruction, unavailability, alteration, dissemination of, or damage or unauthorized access to, our data, including personal data, assets and other data processed or maintained on our behalf, that could have a material adverse effect upon our reputation, business, operations or financial condition. We rely on third parties to manufacture, package and label our product candidates, and any data breaches or other cybersecurity incidents relating to their information systems, or the information systems of other business partners, could also have a material adverse effect on our business. Controls employed by our information technology department and our CDMO, CROs, consultants and other third parties could prove inadequate, and our ability to monitor such third parties’ data security practices is limited. Due to applicable laws, rules, regulations and standards or contractual obligations, we may be held responsible for information security failures or cybersecurity incidents attributed to our third-party service providers as they relate to the information we share with them.

Notifications and follow-up actions related to a data breach or other cybersecurity incident could impact our reputation and cause us to incur significant costs, including significant legal expenses and remediation costs as well as potential regulatory scrutiny. We expect to incur significant costs in an effort to detect and prevent cybersecurity incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived cybersecurity incident. However, we cannot guarantee that we will be able to detect or prevent any such cybersecurity incidents, or that we can remediate any such incidents in an effective or timely manner. Our efforts to improve security and protect data from compromise may also identify previously undiscovered cybersecurity incidents. To the extent that any disruption or cybersecurity incident was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information or personal data, we could incur material reputational harm, penalties, regulatory scrutiny, liabilities, legal claims, and/or mandated changes in our business practices, and the further development of our product candidates could be delayed. Any such event could also compel us to comply with federal and state breach notification laws, and foreign law equivalents, subject us to investigations or mandatory corrective action and otherwise subject us to substantial liability under laws, rules, regulations and standards that protect the privacy and security of personal data, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

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

We maintain a large quantity of sensitive information, including confidential business and personal information in connection with the conduct of our clinical trials and related to our employees, and we are subject to laws and regulations governing the privacy and security of such information. In the U.S., there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws and federal and state consumer protection laws. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues, which may affect our business and is expected to increase our compliance costs and exposure to liability. In the U.S., numerous federal and state laws and regulations could apply to our operations or the operations of our partners, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws and regulations, including Section 5 of the FTC Act and the FTC Health Breach Notification Rule, that govern the collection, use, disclosure and protection of health-related and other personal information. In addition, we may obtain health information from third parties, including research institutions from which we obtain clinical trial data, that are subject to privacy and security requirements under the federal Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act, and the regulations promulgated thereunder (“HIPAA”). HIPAA imposes privacy and security obligations on “covered entities,” covered entity health care providers, health plans, and health care clearinghouses, as well as their “business associates” (i.e., certain persons or entities that create, receive, maintain, or transmit protected health information in connection with providing a specified service or performing a function for or on behalf of a covered entity). Depending on the facts and circumstances, we could be subject to significant penalties if we, our affiliates, or our agents knowingly receive individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

At the federal level, the FTC also sets expectations for failing to take appropriate steps to keep consumers’ personal information secure, or failing to provide a level of security commensurate to promises made to individuals about the security of their personal information (such as in a privacy notice) may constitute unfair or deceptive acts or practices in violation of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities, and has taken the position that individually identifiable health information is considered sensitive data that merits stronger safeguards. With respect to privacy, the FTC also sets expectations for failing to honor the privacy promises made to individuals about how a company handles consumers’ personal information; such failure may also constitute unfair or deceptive acts or practices in violation of the FTC Act. The FTC also has the power to enforce the Health Breach Notification Rule, which imposes notification obligations on companies for breaches of certain health information contained in personal health records. Enforcement by the FTC under the FTC Act can result in civil penalties or enforcement actions.

In Europe, the GDPR, including as implemented in the UK, governs the processing of personal data of individuals within the European Economic Area (“EEA”) and the UK, including clinical trial data. Among other things, the GDPR imposes requirements regarding the security of personal data and notification of data breaches to the competent national data processing authorities, requires having lawful bases for processing personal data (which may in certain situations require explicit consent of data subjects). The GDPR imposes substantial fines for breaches and violations (for the most serious violations of up to the greater of €20 million or 4% of annual global turnover) and confers the right for data subjects to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR generally restricts the transfers of personal data from the EEA, including the European Union, United Kingdom and Switzerland, to other jurisdictions that the European Commission/United Kingdom Secretary of State, as applicable, does not recognize as having “adequate” data protection laws unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. While, previously, U.S. companies could rely on self-certification to the EU-U.S. and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce as one of these safeguards to legitimize transfers from the European Union and Switzerland to the U.S., this has been invalidated by the Court of Justice of the European Union (the “CJEU”). The CJEU found that the Standard Contractual Clauses (“SCCs”), one of the primary safeguards for legitimizing data transfers, were valid in principle, but placed obligations on the parties entering into them including to verify whether an adequate level of protection is provided in the recipient jurisdiction, and whether additional measures are required to bring the level of protection in line with European Union standards. Following this decision, the European Data Protection Board issued guidance on how organizations should approach international data transfers of GDPR-covered personal data, including the supplemental measures companies can adopt to help protect against overarching surveillance outside of the European Union. In June 2021, the European Commission adopted a new set of SCCs aimed at enabling lawful transfers of personal data to non-adequate countries outside the EEA, the deadline for the adoption of which was December 27, 2022. The United Kingdom Information Commissioner’s Office also issued guidance on how to approach undertaking risk assessments for transfers of United Kingdom- data to non-adequate countries outside the United Kingdom. With respect to the U.S., on July 10, 2023, the European Commission adopted its adequacy decision for the EU-US Data Privacy Framework, providing for personal data to flow freely from the European Union to U.S.-based companies that participate in the Data Privacy Framework.

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

In addition, states are constantly adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example, the California Consumer Privacy Act, as amended by the CCPA. The CCPA gives California consumers (as defined by law) expanded rights, including to access, correct and delete their personal information and to opt-out of certain personal information disclosures, including sales of their personal information. It also requires covered companies to provide disclosures to California consumers and includes opt-out rights for certain uses of sensitive data. Under the CCPA, the California data protection agency is authorized to issue substantive regulations, including with respect to risk assessments and cybersecurity audits, which could result in increased privacy and information security enforcement. The agency continues to draft and propose implementing regulations for the CCPA. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches of certain types of data that is expected to increase data breach litigation. Similar state consumer protection laws have passed in other states and there are now more than a dozen in effect. Future laws may have potentially conflicting requirements that would make compliance challenging and present legal risk and could result in significant compliance costs. Health-specific consumer privacy laws were also passed in multiple states, including Washington and Nevada.

Moreover, as a result of the broad scale release and availability of AI technologies such as generative AI, there is a global trend towards more regulation (e.g., the EU AI Act and AI laws passed in U.S. states) to ensure the ethical use, privacy, and security of AI and the data that it processes. Compliance with such laws will likely be an increasing and substantial cost in the future.

With the GDPR, CCPA and other laws, regulations and other obligations relating to privacy and data protection imposing new and relatively burdensome obligations, and with the substantial uncertainty over the interpretation and application of these and other obligations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so. However, these policies and practices may not be aligned with every applicable legal or regulatory standard immediately, due in part to the rapidly shifting landscape of privacy and data security requirements. A regulatory review or other independent assessment of the privacy program may result in identifying one or more areas of non-compliance. Additionally, if third parties with which we work, such as vendors or service providers, violate applicable laws, rules or regulations or our policies or contractual obligations, such violations may also put our or our clinical trial and employee data, including personal data, at risk, which could in turn have an adverse effect on our business. The landscape of laws regulating personal data is constantly evolving, and compliance with these laws requires a flexible privacy framework and substantial resources. Accordingly compliance efforts will likely be an increasing and substantial cost in the future.

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

We have engaged CROs and other third parties to conduct nonclinical activities and clinical trials for our product candidates, and to monitor and manage data. We expect to continue to rely on third parties such as clinical data management organizations, medical institutions and clinical investigators to conduct such activities and trials. We also rely on third parties for their research and discovery capabilities, including the nonclinical activity of assay development and virology testing of our product candidates. Any of these third parties may terminate their engagements with us, some in the event of an uncured material breach and some at any time for convenience. If any of our relationships with these third parties terminate, we may not be able to timely enter into arrangements with alternative third parties on commercially reasonable terms, if at all. Switching or adding CROs or other third-party vendors requires management time and focus, and may involve substantial cost or result in delays that materially impact our ability to meet our desired program timelines for our product candidates. Though we intend to carefully manage our relationships with our CROs and other third-party vendors, there can be no assurance that we will not encounter challenges or delays in the future or that any such delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

In addition, any third parties conducting our nonclinical activities or our clinical trials, or monitoring and managing our data, will not be our employees, and except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our programs. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the nonclinical, clinical or other data they generate or otherwise obtain is compromised or not timely made available to us or regulatory authorities, due to the failure to adhere to applicable protocols, regulatory requirements, contractual obligations or for other reasons, our preclinical studies or clinical trials may be extended, delayed or terminated, the strength and reliability of our data may be adversely impacted, which may impact our ability to obtain or maintain regulatory authorization or approval, or result in modification to the regulatory authorization or approval documents (e.g., EUA fact sheet, letter of authorization or prescribing information), and may impact our ability to successfully commercialize our product candidates. Consequently, our results of operations and the commercial prospects for our product candidates may be harmed, our costs could increase substantially and our ability to generate revenue could be impaired significantly. For example, following receipt of EUA from the FDA in March 2024 for PEMGARDA™ (pemivibart) for the pre-exposure prophylaxis (prevention) of COVID-19 in certain adults and adolescent individuals (12 years of age and older weighing at least 40 kg), we were informed in mid-July 2024 by our third-party authentic virus neutralization assay (“AVNA”) vendor that a possible contamination event may have impacted the AVNA potency value generated by such vendor for pemivibart against JN.1, which was the dominant circulating SARS-CoV-2 variant in the U.S. between January 2024 and April 2024. Along with the pseudotyped viral neutralization assay (“PVNA”) potency value for pemivibart against JN.1, the original PEMGARDA Fact Sheet for HCPs reflected the AVNA potency value for pemivibart against JN.1. As a result of the possible contamination event at our third-party AVNA vendor that may have impacted the AVNA potency value for pemivibart against JN.1, the FDA made modifications to the PEMGARDA Fact Sheet for HCPs, including, among other changes, removal of the AVNA potency value for pemivibart against JN.1 and incorporation of certain other available information for HCPs to consider when determining whether to prescribe PEMGARDA.

Our reliance on CROs and other third parties reduces our control over our nonclinical activities and clinical trials, but does not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as cGCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. If we or any of our CROs or other third parties, including trial sites, fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before authorizing or approving our product candidates. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with cGCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP conditions. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory authorization or approval process for our product candidates.

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

We rely on third parties to manufacture, test, label, package, store and distribute clinical and commercial supplies of our product candidates.

We currently rely on third parties for manufacturing, testing, labeling, packaging, storing and distributing our product candidates. We do not own or operate any facilities for product manufacturing, testing, labeling, packaging, or storage.

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

We currently rely exclusively on WuXi Biologics’ China-based facilities for clinical supply and commercial supply. We will likely continue to rely on foreign CDMOs in the future. Foreign CDMOs may be subject to trade restrictions and other foreign regulatory requirements, which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material, or delay or prevent the shipment of material out of the foreign country to the U.S. There is additional uncertainty as it is not known what actions, including the imposition of potential sanctions or tariffs, may be taken by the new U.S. presidential administration. Additionally, the biopharmaceutical industry in particular in China is strictly regulated by the Chinese government. Changes to Chinese regulations affecting biopharmaceutical companies are unpredictable and may have a material adverse effect on our partnerships in China, which could have an adverse effect on our business, financial condition, results of operations and prospects. Foreign CDMOs may also be the subject of U.S. legislation. For example, in late-2023 and early-2024, there was congressional activity, including the introduction of the BIOSECURE Act (H.R. 7085) in the House of Representatives (which was passed in September 2024) and a substantially similar Senate bill (S.3558), which, if enacted, would discourage contracting with Chinese biotechnology companies, and specifically WuXi Apptec and its subsidiaries on the development or manufacturing of pharmaceutical products. If this legislation became law, or if a similar law were passed, it would have the potential to severely restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies “of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. It is possible some of our contractual counterparties, including WuXi Biologics, could be impacted by the legislation described above. If WuXi Biologics or any of the other third parties that we engage to supply any materials or manufacture products for our preclinical tests and clinical trials should cease to continue to do so for any reason, we could experience delays in advancing these tests and trials while we identify and qualify replacement suppliers or manufacturers and we may be unable to obtain replacement supplies on terms that are favorable to us, or at all. In addition, if we are not able to obtain adequate supplies of our products or product candidates or the substances used to manufacture them, it will be more difficult for us to develop our product candidates, commercialize our products and compete effectively.

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

We may seek third-party collaborators for the discovery, development and commercialization of our product candidates, including for the commercialization of any of our product candidates that are approved for marketing outside the U.S. Our likely collaborators for any such arrangements include regional and national pharmaceutical companies and biotechnology companies. If we enter into any additional such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. For example, in July 2021, we entered into a license agreement with Biocon to combat COVID-19 in Southern Asia. Under the license agreement, we will provide Biocon materials and know-how to manufacture and commercialize an antibody treatment based on adintrevimab in India and select emerging markets. However, our agreement with Biocon may not result in the successful development and commercialization of an antibody treatment for COVID-19 in India or other markets. Biocon’s ability to successfully manufacture in those territories may be restricted by foreign regulatory requirements.

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

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our product candidates, including PEMGARDA, and technologies. Our success depends in large part on our ability to obtain and maintain patent and other intellectual property protection in the U.S. and in other countries with respect to our proprietary technology and product candidates. The risks associated with patent rights generally apply to patent rights that we in-license now or in the future, as well as patent rights that we may own now or in the future. We currently own three issued U.S. patents with claims directed to adintrevimab, ADG10, and methods of use of adintrevimab, alone or in combination with ADG10 (an antibody-based product candidate previously considered for potential use in combination with adintrevimab for the treatment and prevention of COVID-19), respectively. In addition, although we own a number of pending patent applications, we may not be successful in prosecuting our filed patent applications to obtain issuance of additional patents. Accordingly, there can be no assurance that we will be able to obtain patent protection for our product candidates. Our pending Patent Cooperation Treaty (“PCT”) patent applications, are not eligible to become issued patents until, among other things, we file a national stage patent application within 30 months in the countries in which we seek patent protection. Furthermore, our pending U.S. provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional U.S. patent application within one year of filing of the U.S. provisional patent application with the USPTO. If we do not timely file any national stage patent applications or non-provisional U.S. patent applications, we may lose our priority date with respect to our PCT and provisional U.S. patent applications, and any patent protection on the inventions disclosed in such patent applications. We can provide no assurance that any of our current or future patent applications will result in issued patents or that any issued patents will provide us with any competitive advantage. In addition, the coverage claimed in any such patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Failure to obtain and maintain such issued patents could have a material adverse effect on our ability to develop and commercialize our product candidates.

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

Further, legal or regulatory action by various stakeholders or governments could potentially result in us not seeking intellectual property protection for or agreeing not to enforce or being restricted from enforcing intellectual property related to our products. For example, there were discussions at the World Trade Organization (the “WTO”) regarding the role of intellectual property in the context of the COVID-19 response, including a proposal that would release WTO members from their obligation under the WTO Agreement on Trade Related Aspects of Intellectual Property Rights to grant and enforce various types of intellectual property protection on health products and technology in relation to the treatment of COVID-19.

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

Some countries also have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. As a result, it is possible that certain countries may take steps to facilitate compulsory licenses that permit the distribution of a therapeutic in those countries. In addition, some countries limit the enforceability of patents against government agencies or government contractors. In those countries, the patent owner may have limited remedies, which could materially diminish the value of such patents. If we or our licensors are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired and our business, financial condition, results of operations and prospects may be adversely affected.

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

We expect to rely on trademarks as one means to distinguish our product candidates, if approved for marketing, from the drugs of our competitors. We also expect to rely on trademarks to protect our company name. Once we select new trademarks and apply to register them, our trademark applications may not be approved. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. We currently have trademark applications pending in the U.S. and in certain foreign jurisdictions, but we have no issued trademark registrations in the U.S. Third parties may oppose or attempt to cancel our trademark applications or trademarks, or otherwise challenge our use of the trademarks. For example, in October 2023, Ipsen Biopharm, LTD (“Ipsen”) and its affiliates filed oppositions against our trademark applications for “INVIVYD” in the USPTO based on Ipsen’s registered trademark for the oncology drug “ONIVYDE”. We resolved this issue by entering into a coexistence agreement with Ipsen in which Ipsen withdrew their oppositions of the INVIVYD mark and we agreed to limit our use of INVIVYD to a “house mark.”

If we are found to infringe the trademark rights of a third party, we could be forced to rebrand our company or our drugs, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. In the event such infringement is found to have caused commercial harm, we could be found liable for substantial monetary damages, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed the trademark at issue. Our competitors may infringe or otherwise violate our trademarks and we may not have adequate resources to enforce our trademarks. Over the long term, if we are unable to establish name recognition based on our trademarks, then we may not be able to compete effectively, and our competitive position, business, financial condition, results of operations and prospects may be significantly harmed. Moreover, any name we propose to use with our product candidates in the U.S. must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. Any of the foregoing events may have a material adverse effect on our business.

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

Healthcare providers, including physicians, and third-party payors in the U.S. and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors subject us to various federal and state fraud and abuse laws and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws, the Physician Payments Sunshine Act and regulations promulgated under such laws. These laws will impact, among other things, our clinical research, proposed sales, marketing and educational programs, and other interactions with healthcare professionals and patients. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct or may conduct our business. The laws that will affect our operations include, but are not limited to:

•
the federal Anti-Kickback Statute, which prohibits, among other things, individuals or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind in return for, or to induce, either the referral of an individual, or the purchase, lease, order or arrangement for or recommendation of the purchase, lease, order or arrangement for any item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. A person does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation;
•
the federal civil False Claims Act, which can be enforced by private citizens through civil whistleblower or qui tam actions, and which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment of government funds, including from Medicare, Medicaid and other government payors, that are false or fraudulent, or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or to avoid, decrease or conceal an obligation to pay money to the federal government. A claim includes “any request or demand” for money or property presented for payment of government funds. Several pharmaceutical and other healthcare companies have been investigated and have reached substantial financial settlements with the federal government under the civil False Claims Act for a variety of alleged misconduct, including, for example, allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. The government may deem companies to have “caused” the submission of false or fraudulent claims by, for example, the companies’ marketing of products for unapproved, and thus non-reimbursable, uses. In addition, the government may assert that a claim, including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act;

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and their implementing regulations, also imposes obligations, including mandatory contractual terms, on “covered entities,” certain healthcare providers, health plans, healthcare clearinghouses, and their respective “business associates,” certain persons or entities that create, receive, maintain or transmit protected health information for or on behalf of a covered entity as well as their covered subcontractors, with respect to safeguarding the privacy, security and transmission of protected health information. Other analogous state and foreign laws govern the privacy and security of health information in some circumstances. Additionally, numerous federal and state laws, including state security breach notification laws, and federal and state consumer protection and privacy laws, (including, for example, Section 5 of the FTC Act and the FTC Health Breach Notification Rule, and the CCPA, as amended by the CPRA) govern the collection, use and disclosure of personal information. Many of these laws differ from each other in significant ways and thus complicate compliance efforts;
•
HIPAA, which created additional federal criminal statutes which prohibit, among other things, a person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services, including those by private payors. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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

If and when we obtain regulatory authorization or approval for a product candidate, such products will remain subject to ongoing regulatory oversight, which may result in significant additional expense.

If and when we obtain any regulatory authorization or approval for our product candidates, such as PEMGARDA, which received an EUA from the FDA in March 2024, they will be subject to ongoing regulatory requirements applicable to manufacturing, labeling, packaging, storage, advertising, promoting, sampling, record-keeping and submission of safety and other post-market information, among other things. For example, we will be required to immediately report any serious and unexpected adverse events and certain quality or production problems with our authorized or approved products to regulatory authorities along with other periodic reports. Any regulatory approvals that we receive for a product candidate may also be subject to a REMS, limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or requirements that we conduct potentially costly post-marketing testing and surveillance studies, including Phase 4 trials and surveillance to monitor the quality, safety and efficacy of the drug. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval. Additionally, the FDA has expected that companies that receive an EUA for COVID-19 antibodies will proceed to licensure of their products under a BLA, which, if required of us by the FDA with respect to any product candidate for which we receive an EUA, would be time-consuming and expensive.

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

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the BBA and the Infrastructure Investment and Jobs Act, will remain in effect through 2031. Under current legislation, sequestration is currently set at 2% and will increase to 2.25% for the first half of fiscal year 2030, to 3% for the second half of fiscal year 2030, and to 4% for the remainder of the sequestration period that lasts through the first six months of fiscal year 2031. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, the American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, effective January 1, 2024. These laws may result in additional reductions in Medicare, Medicaid and other healthcare funding or otherwise have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

Additionally, there has been heightened governmental scrutiny in the U.S. of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the FDA concurrently released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. The Inflation Reduction Act of 2022 (the “IRA”), among other things, permits the HHS to negotiate prescription drug prices with companies, subject to a specified cap, for Medicare units of a specified number of certain FDA approved or licensed brand name drugs or biologics without generic or biosimilar competitors each year, with such prices first set to take effect starting in 2026 for such products reimbursed under Medicare Part D and in 2028 for products reimbursed under Medicare Part B. Failure to comply with requirements under the drug price negotiation program is subject to an excise tax and/or a civil monetary penalty. The IRA further makes several changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs, and a change in manufacturer liability under the program for an applicable drug that could negatively affect the profitability of our product candidates. Failure to comply with requirements under the Part D benefit redesign is subject to a civil monetary penalty. The IRA also prohibits Medicare Part D plans from imposing cost-sharing for certain vaccines that are recommended by the Advisory Committee on Immunization Practices.

Congress may continue to consider drug pricing as part of other reform initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Additionally, some individual states have begun establishing Prescription Drug Affordability Boards to review high-cost drugs and, in some cases, set upper payment limits.

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

Risks Related to Employee Matters and Managing Our Growth

Our future success depends on our ability to attract and retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the management, scientific, clinical, manufacturing, commercial, financial, legal and business development expertise of our executive officers. Executive officers may terminate employment with us at any time, and the ability to attract a key executive to replace that position and the ability to retain additional key executives are critical to our success. We do not maintain “key person” insurance for any of our executives or employees.

Since May 2024, William Duke, Jr., our Chief Financial Officer, has served as our “principal executive officer.” Mr. Duke assumed such role following the separation from Invivyd of our previous Chief Executive Officer and Interim Chief Executive Officer and is expected to continue to serve until a permanent successor can be identified. Executive leadership transition periods can often be difficult and may result in changes in leadership strategy and style. There may be organizational changes or changes in business strategy in connection with any future Chief Executive Officer transition, and we can provide no assurances that any such changes will be beneficial or will have the desired impact on the company.

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

Adimab is currently our largest stockholder and beneficially owns approximately 18.1% of the voting power of our outstanding common stock based on information provided about Adimab’s ownership in a Schedule 13D Amendment filed by Adimab on January 22, 2024. As such, Adimab has the ability to substantially influence us through this ownership position. For example, Adimab, acting together with a small number of our other large stockholders, will be able to control elections of directors, amendments of our organizational documents or approval of any merger, amalgamation, sale of assets or other major corporate transaction. Any transferees or successors of all or a significant portion of Adimab’s ownership in us will be able to exert a similar amount of influence over us through their ownership position.

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

Depending on our development progress, we may experience growth in the number of our employees and the scope of our operations, particularly in the areas of research and discovery, clinical product development, regulatory affairs, and sales, marketing and distribution. To manage our future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit, train and retain qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit, train and retain such qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our stock price may be volatile. Since the IPO and through March 12, 2025, our common stock has traded at prices ranging from $0.35 to $78.82 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

•
the commercial performance of PEMGARDA;
•
our ability to timely identify, develop, obtain authorization or approval for, and commercialize mAbs in a manner that keeps pace with viral evolution;
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
•
our ability to maintain our existing EUA for PEMGARDA, and the scope and timing of any amendments thereto;
•
delays in or termination of clinical trials;
•
adverse regulatory decisions, including failure to receive any requested amendment to our existing EUA for PEMGARDA, or failure to receive regulatory authorization or approval of any other product candidate;
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
•
failure to comply with listing requirements of The Nasdaq Stock Market (“Nasdaq”);
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

The stock market in general, and the Nasdaq Global Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations, including as a result of the COVID-19 pandemic, the ongoing conflict between Russia and Ukraine, increases in inflation rates, disruptions to global supply chain or other macroeconomic factors, that have often been unrelated or disproportionate to the prospects of the issuer and which have resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. The realization of any of the above risks or any of a broad range of other risks, including those described in this section, could have a significant and material adverse impact on the market price of our common stock.

In addition, in the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources from our business. For example, on January 31, 2023, a securities class action lawsuit captioned Brill v. Invivyd, Inc., et. al., Case No. 1:23-CV-10254-LTS, was filed against us and certain of our former officers in the U.S. District Court for the District of Massachusetts. The lawsuit was dismissed with prejudice in September 2024. However, we may be the target of similar litigation in the future.

There can be no assurance that we will continue to be able to comply with the continued listing standards of Nasdaq.

Our common stock is listed on the Nasdaq Global Market, and we are therefore subject to its continued listing requirements, including requirements with respect to the market value of publicly-held shares, market value of listed shares, minimum bid price per share, and minimum stockholders’ equity, among others, and requirements relating to board and committee independence. If we fail to satisfy one or more of the requirements and are unable to timely regain compliance, we may be delisted from the Nasdaq Global Market. For example, on December 27, 2024, we received a letter from Nasdaq notifying us that, because the closing bid price for our common stock had closed below $1.00 per share for 30 consecutive business days, we no longer complied with the minimum bid price requirement for continued listing on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”).

Nasdaq’s notice had no immediate effect on the listing of our common stock, and, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until June 25, 2025, to regain compliance with the Minimum Bid Price Requirement by maintaining a closing bid price of at least $1.00 per share for a minimum of ten consecutive business days. On February 21, 2025, we received a letter from Nasdaq notifying us that we had regained compliance with the Minimum Bid Price Requirement, and the matter was closed.

We actively monitor our stock price, and, as appropriate, will consider implementing available options to maintain or, if necessary, regain compliance with the Minimum Bid Price Requirement. There can be no assurance, however, that we will be able to maintain or, if necessary, regain compliance with the Minimum Bid Price Requirement and meet Nasdaq’s other continued listing requirements. To the extent that we are unable to maintain or, if necessary, regain compliance with the Minimum Bid Price Requirement or Nasdaq’s other continued listing requirements, there is a risk that our common stock may be delisted from Nasdaq. Delisting from Nasdaq may adversely affect our ability to raise additional financing through the public or private sale of equity securities, significantly affect the ability of investors to trade our securities, or negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of employee confidence, the loss of institutional investors or interest in potential business development opportunities.

Furthermore, if we are delisted from Nasdaq and we are not able to list our common stock on another exchange, our common stock may be eligible to trade on an over-the-counter system, such as the OTCQB market, where an investor may find it more difficult to sell our common stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the-counter quotation system.

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

In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law (“DGCL”), which regulates corporate acquisitions by prohibiting Delaware corporations from engaging in specified business combinations with particular stockholders of those companies. These provisions could discourage potential acquisition proposals and could delay or prevent a change of control transaction. They could also have the effect of discouraging others from making tender offers for our common stock, including transactions that may be in your best interests. These provisions may also prevent changes in our management or limit the price that investors are willing to pay for our stock.

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
•
any action asserting a claim against us arising under the DGCL, our amended and restated certificate of incorporation, or our amended and restated bylaws;
•
any action seeking to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws;
•
any action to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; and
•
any action asserting a claim against us that is governed by the internal-affairs doctrine.

This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the U.S. will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid and several state trial courts have enforced such provisions and required that suits asserting Securities Act claims be filed in federal court, there is no guarantee that courts of appeal will affirm the enforceability of such provisions and a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions. If a court were to find either exclusive forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with litigating Securities Act claims in state court, or both state and federal court, which could seriously harm our business, financial condition, results of operations and prospects.

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

To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any. As of December 31, 2024, we had U.S. federal net operating loss (“NOL”) carryforwards of $392.0 million, which may be available to reduce future taxable income and have an indefinite carryforward period but are limited in their usage to an annual deduction equal to 80% of annual taxable income. In addition, as of December 31, 2024, we had state NOL carryforwards of $249.3 million, which may be available to reduce future taxable income, of which $24.3 million have an indefinite carryforward period while the remaining $225.0 million begin to expire in 2032. As of December 31, 2024, we also had U.S. federal and state research and development tax credit carryforwards of $23.0 million and $7.2 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2040 and 2035 respectively.

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

Disruptions at the FDA, the SEC and other government agencies caused by the U.S. presidential administration, funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products or review other regulatory submissions can be affected by a variety of factors, including government budget and funding levels, a reduction in the FDA’s workforce and its ability to hire and retain key personnel and accept the payment of user fees, shifting policy priorities as a result of changes in the U.S. presidential administration and political appointees tasked to oversee the agency, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also increase the time to meet with and receive agency feedback, review and/or approve our submissions, conduct inspections, issue regulatory guidance, or take other actions that facilitate the development, approval and marketing of regulated products, which would adversely affect our business. In addition, government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA and other related government agencies. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. Further, the current U.S. presidential administration recently established the Department of Government Efficiency, which implemented a federal government hiring freeze and announced certain additional efforts to reduce federal government employee headcount and the size of the federal government. It is unclear how these executive actions or other potential actions by the current U.S. presidential administration or other parts of the federal government will impact the FDA or other regulatory authorities that oversee our business. These budgetary pressures may reduce the FDA’s ability to perform its responsibilities. If a significant reduction in the FDA’s workforce occurs, the FDA’s budget is significantly reduced or a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting business as usual or conducting inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions or take other actions critical to the development or marketing of our product candidates, which could have a material adverse effect on our business.

Unfavorable global economic conditions and geopolitical events, including as a result of trade tensions between the U.S. and China, could adversely affect our business, financial condition or results of operations, including conduct of our clinical trials and our manufacturing activities.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the ongoing conflict between Russia and Ukraine, terrorism or other political events, including as a result of trade tensions between the U.S. and China. Sanctions imposed by the U.S. and other countries in response to conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. We have conducted and may in the future conduct clinical trials for our product candidates outside of the U.S. and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials more costly to operate. Furthermore, a severe or prolonged economic downturn, higher inflation and interest rates, political disruption or other geopolitical events, including an expansion of the conflict between Russia and Ukraine or instigation of other military conflicts, could result in a variety of risks to our business, including weakened demand for our product candidates or any future product candidates, if authorized or approved, and our ability to raise additional capital when needed on acceptable terms, if at all. Additionally, political pressures, shifting public health priorities, and evolving FDA policies under the new U.S. presidential administration could also impact the demand for COVID-19-related prevention and treatment measures, affecting the commercial potential of our COVID-19 product candidates.

A weak or declining economy or political disruption, including any international trade disputes, or changes in laws or policies governing the terms of international trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products, such as China, could strain our manufacturer or suppliers, possibly resulting in supply disruption or increased manufacturing and distribution costs. For example, in 2025, the U.S. imposed tariffs on certain imports from Canada, Mexico and China. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets.

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

As of December 31, 2024, we are not aware of any cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, evolving cybersecurity threats make it increasingly challenging to anticipate, detect, and defend against cybersecurity threats and incidents. For discussion of cybersecurity risks, please see Item 1A, “Risk Factors.”

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

Our Head of IT meets regularly with our Chief Financial Officer to discuss our cybersecurity threat landscape, address opportunities for improvement and issues, and evaluate solutions to cover identified gaps. Our Head of IT, in collaboration with members of senior management, reports significant cybersecurity matters to our Audit Committee, consistent with the Incident Response Policy.

Item 2. Properties.

We operate as a hybrid company with employees working at our principal office in Waltham, Massachusetts, our laboratory in Newton, Massachusetts and remotely.

Our principal office is located at 1601 Trapelo Road, Suite 178, Waltham, MA, 02451, where we lease 9,600 square feet of office space for general and administrative purposes. We lease this space under a lease agreement that is scheduled to expire on April 30, 2025.

Additionally, we lease laboratory and office space in Newton, Massachusetts for research and development purposes. We lease this space under a lease agreement that is scheduled to expire on November 30, 2025.

We believe that our facilities are sufficient to meet our current needs, and that, if we require additional physical facilities, we will be able to obtain additional facilities on commercially reasonable terms.

Item 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings or other litigation relating to claims arising in the ordinary course of business. We accrue liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and estimated exposure amount. Legal fees and other costs associated with such proceedings are expensed as incurred. As of December 31, 2024, we were not a party to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the Nasdaq Global Market under the symbol “IVVD”.

Holders of Record

As of March 11, 2025, there were 8 holders of record of our common stock. This number does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees.

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

Recent Sales of Unregistered Securities

Other than as previously disclosed on our Current Reports on Form 8-K or Quarterly Reports on Form 10-Q, we did not issue any unregistered equity securities during the twelve months ended December 31, 2024.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the quarter ended December 31, 2024.

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

Overview

Invivyd, Inc. is a biopharmaceutical company devoted to delivering protection from serious viral infectious diseases, beginning with SARS-CoV-2. PEMGARDA™ (pemivibart) is our first monoclonal antibody (“mAb”) to receive regulatory authorization and was designed to keep pace with SARS-CoV-2 viral evolution.

On March 22, 2024, we received emergency use authorization (“EUA”) from the U.S. Food and Drug Administration (“FDA”) for PEMGARDA injection, for intravenous use, a half-life extended investigational mAb, for the pre-exposure prophylaxis (prevention) of COVID-19 in adults and adolescents (12 years of age and older weighing at least 40 kg) who have moderate-to-severe immune compromise due to certain medical conditions or receipt of certain immunosuppressive medications or treatments and are unlikely to mount an adequate immune response to COVID-19 vaccination. Recipients should not be currently infected with or have had a known recent exposure to an individual infected with SARS-CoV-2.

In January 2024, we nominated VYD2311, a next generation mAb candidate for COVID-19, as a drug candidate, and in September 2024, we announced dosing of the first participants in a Phase 1 clinical trial of VYD2311. VYD2311 is a mAb with high in vitro neutralization potency shown against prominent SARS-CoV-2 variants tested to date. The ongoing Phase 1 randomized, blinded, placebo-controlled clinical trial is evaluating escalating dosing as well as safety, tolerability, pharmacokinetics and immunogenicity of VYD2311 in healthy trial participants. The Phase 1 clinical trial is being conducted in Australia and is evaluating multiple dose levels of VYD2311 through various routes of administration, including exploration of intramuscular administration and subcutaneous administration, which are designed to be more system- and patient-friendly than intravenous administration. In February 2025, we announced completion of recruitment in our Phase 1 clinical trial of VYD2311, as well as positive clinical data for both safety and pharmacokinetics. We expect additional data readouts from the Phase 1 clinical trial and VYD2311 program throughout 2025. Like pemivibart, VYD2311 was engineered from adintrevimab, our investigational mAb that has a robust safety data package and demonstrated clinically meaningful results in global Phase 2/3 clinical trials for both the prevention and treatment of COVID-19.

Globally, COVID-19 has caused millions of deaths and lasting health problems in many survivors and remains a significant global health concern, particularly for immunocompromised individuals. Isolation and mental health impacts, absenteeism from work, and educational losses for children have been profound consequences of this crisis. COVID-19 persists and continues to impact patients, notably those who are immunocompromised, and combating this disease will require a variety of effective and safe prevention and treatment options for years to come. By leveraging our capabilities, which we have developed through our experience with adintrevimab and pemivibart and nearly five years in the COVID-19 space, we aim to develop mAbs that could be used in prevention or treatment of serious viral diseases, starting with COVID-19 and potentially expanding into other high-need indications.

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

We engage in active SARS-CoV-2 variant monitoring of antiviral activity as part of our ongoing industrial virology effort, which leverages a consistent, high-quality, independent, third-party pseudoviral system that routinely tests authentic Invivyd-produced molecules and is supported by structure-based analytics. In September 2024, we announced continued neutralizing activity of PEMGARDA against SARS-CoV-2 variants KP.3.1.1 and LB.1, and attractive neutralization potency of VYD2311 against the same contemporary viruses, and also provided an update to ongoing structural analysis showing no meaningful mutational change in the pemivibart binding site since the Omicron shift late in 2021. In January 2025 and March

2025, we announced continued neutralizing activity of PEMGARDA and VYD2311 against dominant SARS-CoV-2 variants XEC and LP.8.1, respectively.

Since our inception, we have devoted substantially all of our resources to organizing and staffing, building an intellectual property portfolio, business planning, conducting research and development, establishing and executing arrangements with third parties for the manufacture of our product candidates, and raising capital. Our recent focus has been and will continue to be supporting the commercialization of PEMGARDA, advancing VYD2311 as our next generation mAb candidate for COVID-19, and establishing streamlined development pathways that could enable us to efficiently introduce new mAb candidates targeting SARS-CoV-2, leveraging previously generated safety and efficacy data from our clinical trials of adintrevimab and/or pemivibart.

We rely on partnerships, external consultants and contract research organizations (“CROs”) to conduct discovery, nonclinical, preclinical, clinical and commercial activities. Additionally, we rely on contract testing laboratories and a contract development and manufacturing organization (“CDMO”), WuXi Biologics (Hong Kong) Limited (“WuXi Biologics”), to execute our chemistry, manufacturing and controls development, testing and clinical and commercial manufacturing activities. Further, in 2022, we secured dedicated laboratory space and expanded our research team in order to enable internal discovery and development of our mAb candidates, while continuing to leverage our existing partnership with Adimab, LLC (“Adimab”). We are focused on antibody discovery and use of Adimab’s platform technology, while building our internal capabilities. In addition, we expect to continue to rely on third parties for clinical trials and the manufacture and testing of our product candidates, as well as to perform ongoing research and development and other services on our behalf.

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

Since our inception, we have incurred significant losses, including a net loss of $169.9 million for the year ended December 31, 2024. As of December 31, 2024, we had an accumulated deficit of $902.0 million. We may continue to incur significant expenses and recognize losses in the foreseeable future as we expand and progress our research and development activities, manufacturing activities and commercialization efforts. In addition, our losses from operations may fluctuate significantly from period to period depending on the timing of our clinical trials and our expenditures on other research and development activities, manufacturing activities, and commercialization efforts. Our expenses could increase substantially in connection with our ongoing activities, as we:

•
continue to commercialize PEMGARDA;
•
advance the development of VYD2311;
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

Based on current operating plans and excluding any contribution from future revenues or external financing, we will not have sufficient cash and cash equivalents to fund our operating expenses and capital requirements beyond one year from the issuance date of the consolidated financial statements in this Annual Report on Form 10-K, and therefore, we have concluded that there is substantial doubt about our ability to continue as a going concern. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See the section entitled “Liquidity and Capital Resources” for more information.

Components of Our Results of Operations

Product Revenue, Net

In March 2024, we received EUA from the FDA for PEMGARDA. Product revenue, net consists of product revenue earned on the sales of PEMGARDA in the U.S.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher and more variable development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Our research and development expenses will increase as we continue advancing VYD2311 through clinical development, pursue EUA or regulatory approval of our product candidates, and continue to discover and develop additional product candidates.

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

In emergency situations, such as a pandemic, and with a declaration of a public health emergency by the U.S. Secretary of the Department of Health and Human Services (“HHS”), the FDA has the authority to issue an EUA. While the COVID-19 public health emergency declared by HHS under the Public Health Service Act expired on May 11, 2023, this does not impact the FDA’s ability to authorize COVID-19 drugs and biological products for emergency use pursuant to the relevant declaration under Section 564 of the FDCA. On March 22, 2024, we received EUA from the FDA for PEMGARDA. There can be no assurance that the public health emergency in the U.S. declared under the FDCA will continue to be in place for an extended period of time, that any of our other product candidates will be granted an EUA by the FDA, if we apply for such an authorization, or that we would be able to maintain an EUA, such as the EUA received for PEMGARDA, for an extended period of time. The emergency use of PEMGARDA is only authorized for the duration of the declaration that circumstances exist justifying the authorization of the emergency use of drugs and biological products during the COVID-19 pandemic under Section 564 of the FDCA, unless the declaration is terminated or authorization revoked sooner.

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

Through December 31, 2024, we have operated as a hybrid company with employees working at our corporate headquarters and remotely. We have not incurred material operating expenses for the rent, maintenance and insurance of facilities, or for the depreciation of fixed assets.

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

We continue to monitor the manner in which countries will enact legislation to implement the Pillar Two framework proposed by the Organisation for Economic Co-operation and Development, which proposes a 15% global corporate minimum tax. As of December 31, 2024, various countries have enacted aspects of Pillar Two while committing to enact additional aspects in future years. While we do not expect these rules to have a material impact on our effective tax rate, we continue to monitor these initiatives on a global basis.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,	Year Ended December 31,
(in thousands)	2024	2023	Change
Revenue:
Product revenue, net	$25,384	$—	$25,384
Total revenue	25,384	—	25,384
Operating costs and expenses:
Cost of product revenue	1,618	—	1,618
Research and development	137,254	158,658	(21,404)
Acquired in-process research and development	—	4,975	(4,975)
Selling, general and administrative	63,388	49,125	14,263
Total operating costs and expenses	202,260	212,758	(10,498)
Loss from operations	(176,876)	(212,758)	35,882
Other income:
Other income, net	6,951	14,115	(7,164)
Total other income, net	6,951	14,115	(7,164)
Net loss	$(169,925)	$(198,643)	$28,718

The following discussion presents the components of our expenses for the periods presented:

Product Revenue, Net

Product revenue, net was $25.4 million for the year ended December 31, 2024. There was no product revenue, net for the year ended December 31, 2023. The $25.4 million increase is the result of product sales in 2024 following the launch of PEMGARDA.

Cost of Product Revenue

Cost of product revenue was $1.6 million for the year ended December 31, 2024. There was no cost of product revenue for the year ended December 31, 2023. The $1.6 million increase is the result of PEMGARDA product sales following launch and certain period costs.

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

Research and Development Expenses

	Year Ended December 31,	Year Ended December 31,
(in thousands)	2024	2023	Change
Direct, external research and development expenses by program:
Pemivibart(1)	$31,757	$96,695	$(64,938)
VYD2311(2)	67,505	1,425	66,080
Adintrevimab	582	3,857	(3,275)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	21,274	30,074	(8,800)
External discovery-related and other costs	16,136	26,607	(10,471)
Total research and development expenses	$137,254	$158,658	$(21,404)

(1) In March 2023, we announced the nomination of VYD222 (pemivibart) as a novel mAb therapeutic option for COVID-19.

(2) In March 2024, we announced the nomination of VYD2311 as a novel mAb therapeutic option for COVID-19.

Research and development expenses were $137.3 million for the year ended December 31, 2024, compared to $158.7 million for the year ended December 31, 2023. The $21.4 million decrease in research and development expenses was primarily due to the following:

•
The decrease in direct costs related to our pemivibart program resulted from $60.2 million in contract costs for commercial manufacturing, $5.0 million in contract research costs for our Phase 3 CANOPY clinical trial, and $0.2 million in nonclinical expenses, partially offset by an increase of $0.5 million in other external expenses;
•
The increase in direct costs related to our VYD2311 program resulted from the nomination of our VYD2311 product candidate in the first quarter of 2024 and consisted primarily of contract manufacturing costs, nonclinical expenses and contract research costs for our Phase 1 clinical trial;
•
The decrease in direct costs related to our adintrevimab program of $3.3 million resulted from the nomination of our pemivibart product candidate in the first quarter of 2023;
•
The decrease in personnel related costs resulted from $6.6 million in headcount-related costs and capitalization of $2.2 million of certain inventory costs which were recorded as research and development costs prior to the EUA of PEMGARDA; and
•
The decrease in external discovery-related and other costs resulted from $8.2 million in contract manufacturing costs related to our pipeline candidates and $3.7 million in other non-clinical expenses, partially offset by a $1.2 million increase in other external costs and $0.2 million in clinical trial expenses.

Acquired In-Process Research and Development ("IPR&D") Expenses

There was no IPR&D expense recognized for the year ended December 31, 2024.

IPR&D expenses of $5.0 million for the year ended December 31, 2023 consisted of $3.6 million incurred related to milestones under the Adimab Assignment Agreement and $1.4 million incurred related to an option exercise fee, a drug discovery fee and an optimization completion fee under the Adimab Collaboration Agreement.

Selling, General and Administrative Expenses

	Year Ended December 31,	Year Ended December 31,
(in thousands)	2024	2023	Change
Personnel related (including stock-based compensation)	$29,909	$27,323	$2,586
Professional and consultant fees	29,773	19,833	9,940
Other	3,706	1,969	1,737
Total selling, general and administrative expenses	$63,388	$49,125	$14,263

Selling, general and administrative expenses were $63.4 million for the year ended December 31, 2024, compared to $49.1 million for the year ended December 31, 2023. The $14.3 million increase in selling, general and administrative expenses was primarily due to the following:

•
The increase in personnel related costs was primarily due to an increase in headcount-related costs, including an increase in stock-based compensation expense of $2.4 million that was primarily due to the accelerated vesting of a portion of the outstanding stock options granted to our former Chief Executive Officer, in accordance with the terms of his employment agreement;
•
The increase in professional and consultant fees was primarily due to an $11.6 million increase related to the commercialization of PEMGARDA, partially offset by decreases of $0.9 million and $0.7 million in director and officer insurance premiums and professional service fees, respectively; and
•
The increase in other costs was primarily related to software license costs and related amortization.

Other Income

Other income was $7.0 million for the year ended December 31, 2024, consisting primarily of interest earned on our invested cash balances.

Other income was $14.1 million for the year ended December 31, 2023, consisting primarily of $7.3 million of interest earned on our invested cash balances and $6.8 million of net accretion of discounts related to our marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

Through December 31, 2024, we have incurred significant operating losses and negative cash flows from operations. Although we received an EUA from the FDA for PEMGARDA in March 2024, we may continue to incur significant expenses and potential operating losses for the foreseeable future as we continue to commercialize PEMGARDA and advance the development of our other product candidates. To date, we have financed our operations primarily with net proceeds of $464.7 million from sales of our preferred stock, with aggregate net proceeds from our IPO in August 2021 of $327.5 million, and with net proceeds of $39.3 million from sales of our common stock under the Sales Agreement (as defined below). After receiving EUA in March 2024, we have also funded our operations from sales of PEMGARDA.

In December 2023, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which we may, at our option, offer and sell shares of our common stock, with a sales value of up to $75.0 million, from time to time, through Cantor, acting as sales agent, in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended. Cantor is entitled to a commission of 3% of the gross proceeds from any sales of such shares. In February 2024, we sold 9,000,000 shares of our common stock under the Sales Agreement at an average price of $4.50 per share for $39.3 million in net proceeds. As of December 31, 2024, $34.5 million remained available for sale under the Sales Agreement.

As of December 31, 2024, we had cash and cash equivalents of $69.3 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,	Year Ended December 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(170,491)	$(173,164)
Net cash (used in) provided by investing activities	(140)	280,684
Net cash provided by financing activities	39,331	1,045
Effect of exchange rate changes on cash and cash equivalents	8	—
Net (decrease) increase in cash and cash equivalents	$(131,292)	$108,565

Operating Activities

During the year ended December 31, 2024, operating activities used $170.5 million of cash, primarily due to our net loss of $169.9 million and changes in our operating assets and liabilities of $23.5 million, partially offset by non-cash charges of $22.9 million. The changes in our operating assets and liabilities primarily consisted of a $24.9 million increase in inventory, a $10.9 million increase in accounts receivable, a $1.7 million decrease in operating lease liabilities, and a $0.7 million decrease in other non-current liabilities, partially offset by a $9.0 million increase in accrued expenses, a $3.2 million decrease in prepaid expenses, a $2.4 million increase in accounts payable, and a $0.1 million decrease in other non-current assets. The increase in accrued expenses was primarily due to the timing of vendor invoicing and payments. The decrease in prepaid expenses and other current assets was primarily due to the utilization of WuXi Biologics manufacturing prepayments.

During the year ended December 31, 2023, operating activities used $173.2 million of cash, primarily due to our net loss of $198.6 million, partially offset by non-cash charges of $19.6 million and changes in our operating assets and liabilities of $5.8 million. The changes in our operating assets and liabilities primarily consisted of a $19.2 million increase in accrued expenses, a $6.5 million increase in accounts payable, and a $0.7 million increase in non-current liabilities, partially offset by a $18.9 million increase in prepaid expenses and other current assets, and a $1.6 million decrease in operating lease liabilities. The increases in accounts payable and accrued expenses were primarily due to the timing of vendor invoicing and payments. The increase in prepaid expenses and other current assets was primarily due to prepayments and deposits to WuXi Biologics for commercial manufacturing.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2024 consisted of $0.1 million in purchases of property and equipment.

Net cash provided by investing activities during the year ended December 31, 2023 consisted of $372.5 million in maturities of marketable securities, offset by $91.2 million in purchases of marketable securities and $0.6 million in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2024 consisted of $39.3 million from the issuance of common stock under the Sales Agreement, $0.4 million from exercises of stock options, and $0.2 million from issuances of common stock under our employee stock purchase plan, partially offset by $0.6 million in payments for offering costs related to the Sales Agreement.

Net cash provided by financing activities during the year ended December 31, 2023 consisted of $1.0 million from exercises of stock options and $0.2 million from issuances of common stock under our employee stock purchase plan, partially offset by $0.1 million in payments for offering costs.

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
•
the rate of progress in the development of our product candidates, such as VYD2311;
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

We expect to finance our operations through a combination of contribution from revenues, equity offerings, government or private-party grants, debt financings or other capital sources, such as collaborations with other companies, strategic alliances or licensing arrangements to support our continuing operations and pursue our growth strategy. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of such securities may include liquidation or other preferences and anti-dilution protections that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. Such restrictions could adversely impact our ability to conduct our operations and execute our business plan. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to secure additional funds through contribution from revenues, equity or debt financings or through other sources, when needed, we may be required to delay, limit, reduce or terminate our product development programs or any commercialization efforts or grant rights to develop and market product candidates to third parties that we would otherwise prefer to develop and market ourselves.

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

During the year ended December 31, 2024, we committed to noncancelable purchase obligations related to commercial drug substance and drug product manufacturing under the Commercial Manufacturing Agreement. As of December 31, 2024, the total remaining contractually binding commercial drug substance and drug product purchase obligations due to WuXi Biologics was $27.6 million, which is expected to be paid in 2025. As of December 31, 2024, $27.5 million of the $27.6 million total remaining purchase obligation, related to the contractually binding commercial drug substance and drug product batches was included in accounts payable and accrued expenses, which is expected to be paid in 2025.

Through December 31, 2024, we committed to noncancelable purchase obligations related to the procurement of materials to be used in future drug substance and drug product manufacturing under the Commercial Manufacturing Agreement. As of December 31, 2024, the total remaining contractually binding purchase obligations due to WuXi Biologics was $11.6 million, which is expected to be paid in 2025. As of December 31, 2024, $11.3 million of the $11.6 million total remaining purchase obligation related to the procurement of materials to be used in future drug substance and drug product manufacturing was included in accounts payable and accrued expenses, which is expected to be paid in 2025.

Operating Lease Commitments

In September 2021, we entered into a five-year noncancelable facilities lease agreement for approximately 9,600 square feet of office space in Waltham, Massachusetts, which provides for monthly rental payments, including base rent charges of $0.4 million per year, subject to periodic rent increases, and our proportionate share of operating expenses. This lease agreement is scheduled to expire on April 30, 2025.

In June 2022, we entered into a two-year noncancelable agreement for dedicated laboratory and office space in Newton, Massachusetts (the “Newton, MA Lease”), which was amended in September 2022. Pursuant to the amended Newton, MA Lease, we entered into a two-year noncancelable agreement for new dedicated laboratory and office space in Newton, Massachusetts, on the same campus as, and in lieu of, the space leased under the original lease. We took occupancy of the new dedicated laboratory and office space in December 2022. The amended Newton, MA Lease provided for monthly rental payments, including base rent charges of $1.3 million per year. In August 2024, the Newton, MA Lease was further amended to extend the lease through November 2025, with an option to further extend the lease for an additional twenty-five months or continue the lease on a month-to-month basis after completion of the term ending in November 2025.

Future minimum lease payments under the noncancelable leases as of December 31, 2024 were as follows (in thousands):

Year Ending December 31,	Operating Lease
2025	1,335
Total lease payments	1,335
Present value adjustment	(31)
Present value of operating lease liability	$1,304

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

In July 2020, we entered into the Adimab Assignment Agreement with Adimab, with respect to discovery and optimization of coronavirus-specific antibodies, including COVID-19 and SARS. Under the Adimab Assignment Agreement, we are obligated to pay Adimab up to $16.5 million upon the achievement of specified development and regulatory milestones for the first product under the agreement that achieves such specified milestones and up to $8.1 million upon the achievement of specified development and regulatory milestones for the second product under the agreement that achieves such specified milestones. The maximum aggregate amount of milestone payments payable under the agreement for any and all products under the agreement is $24.6 million, of which a total of $11.1 million has been achieved and paid as of December 31, 2024. In March 2023, we achieved the first specified milestone for the second product candidate under the agreement upon dosing of the first subject in a Phase 1 clinical trial evaluating pemivibart, which obligated us to make a $0.4 million milestone payment to Adimab, which was paid in May 2023. In September 2023, we achieved specified milestones for the second product candidate under the agreement upon dosing of the first subject in a pivotal clinical trial evaluating pemivibart, which obligated us to make a $3.2 million milestone payment to Adimab, which was paid in October 2023. The next potential milestone under the Adimab Assignment Agreement is a low single-digit million-dollar regulatory milestone. In addition, we are obligated to pay Adimab royalties of a mid-single-digit percentage based on our net sales of products under the agreement, beginning upon the first commercial sale of a product in accordance with the terms of the Adimab Assignment Agreement. During the year ended December 31, 2024, we expensed $1.0 million of royalties, while reserving all rights under the Adimab Assignment Agreement and the applicable law. Further, we are obligated to pay Adimab royalties of a specified percentage in the range of 45% to 55% of any compulsory sublicense consideration received by us in lieu of certain royalty payments. For additional information, see Note 7 to our annual consolidated financial statements appearing at the end of this Annual Report on Form 10-K.

In May 2021, as amended in November 2022 and September 2023, we entered into the Adimab Collaboration Agreement with Adimab for the discovery and optimization of proprietary antibodies as potential therapeutic product candidates. Under the Adimab Collaboration Agreement, we could collaborate with Adimab on research programs for a specified number of targets selected by us within a specified time period. Under the Adimab Collaboration Agreement, through December 31, 2023, we were obligated to pay Adimab a quarterly fee in exchange for Adimab and its affiliates agreeing not to assist or direct certain third parties to discover or optimize antibodies that are intended to bind to coronaviruses or influenza viruses, which obligation could be cancelled at our option at any time. In December 2023, pursuant to the terms of the Adimab Collaboration Agreement, we elected to decrease the scope of Adimab’s exclusivity obligations to cover only coronaviruses and obtained a corresponding decrease in the quarterly fee. Effective January 2024, we are obligated to pay Adimab a quarterly fee of $0.6 million, a decrease from the previous quarterly fee of $1.3 million. For each agreed upon research program that is commenced, we are obligated to pay Adimab quarterly for its services performed during a given research program at a specified full-time equivalent rate; a discovery delivery fee of $0.2 million; and an optimization completion fee of $0.2 million. For each option exercised by us to commercialize a specific research program, we are obligated to pay Adimab an exercise fee of $1.0 million. During the year ended December 31, 2024, we were not obligated to pay any option exercise fee, a drug delivery fee, or optimization completion fee. During the year ended December 31, 2023, we were obligated to make a $1.0 million, a $0.2 million, and a $0.2 million payment to Adimab related to an option exercise fee, a drug delivery fee and an optimization completion fee, respectively. Under the Adimab Collaboration Agreement, we are obligated to pay Adimab up to $18.0 million upon the achievement of specified development and regulatory milestones for each product that achieves such milestones. The next potential milestone under the Adimab Collaboration Agreement is a low single-digit million dollar clinical milestone. We are also obligated to pay Adimab royalties of a mid-single-digit percentage based on net sales of any product under the Adimab Collaboration Agreement, subject to reductions for third-party licenses. In addition, we are obligated to pay Adimab for Adimab’s performance of certain validation work with respect to certain antigens acquired from a third party. In consideration for this work, we are obligated to pay Adimab royalties of a low single-digit percentage based on net sales of products that contain such antigens for the same royalty term as antibody-based products, but we are not obligated to make any milestone payments for such antigen products. The amount and timing of such milestone and royalty payments are not known. For additional information, see Note 7 to our annual consolidated financial statements appearing at the end of this Annual Report on Form 10-K.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. The preparation of consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses incurred during the reporting periods. Our estimates are based on our historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and recorded amounts of expenses that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K, we believe the following accounting policies used in the preparation of our consolidated financial statements require the most significant judgments and estimates.

Revenue Recognition

We recognize revenue in accordance with ASC Topic 606 - Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, an entity recognizes revenue when or as performance obligations are satisfied by transferring control of promised goods or services to the customer, in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services.

To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. At contract inception, we assess the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Product Revenue, Net

Following EUA from the FDA in March 2024, we began generating product revenue from sales of PEMGARDA in April 2024.

We entered into a third-party logistics distribution agreement (the “3PL Agreement”) to engage a logistics distribution agent (the “3PL Agent”) to distribute our products to our customers. The 3PL Agent provides services to us that include storage, distribution, processing product returns, customer service support, logistics support, electronic data interface and system access support. Revenue is recognized when or as performance obligations are satisfied by transferring control of promised goods to a customer, generally upon delivery, based on an amount that reflects the consideration to which we expected to be entitled.

To date, we have applied for mandatory distribution licenses that some states require for us to sell our product throughout the U.S. In order for us to execute sales in the U.S. prior to obtaining such licenses, the Company and an affiliate of the 3PL Agent (the “Title Company”) entered into a Temporary Title Model Agreement (the “Temporary Title Model Agreement”), which was an amendment to the 3PL Agreement, so that the Title Company could purchase and take title to the product and sell the product to the specialty distributors who contracted to purchase the product from us. Although under the Temporary Title Model Agreement, the Title Company took title to the product, the economic substance of the transaction provided that the Title Company did not possess the risk of loss or participate in the significant risks and rewards of ownership of the product or have the ability to control, direct the use of, and obtain substantially all of the remaining benefits from the product. Accordingly, we did not recognize revenue upon the transfer of the goods at the time of sale to the Title Company and recognized revenue when the goods were sold from the Title Company to the specialty distributors.

In July 2024, we obtained nearly all of the necessary state distribution licenses to sell our product throughout the U.S. and ceased using the Temporary Title Model Agreement process in the third quarter of 2024.

Product revenues are recorded net of applicable reserves for variable consideration, including discounts and allowances.

Discounts and Allowances

We record reserves, based on contractual terms, for the following components of variable consideration related to product sold during the reporting period, as well as our estimate of product that remains in the distribution channel inventory of our customers at the end of the reporting period, if applicable. On a quarterly basis, we update our estimates, if necessary, and record any material adjustments in the period they are identified.

Trade Discounts and Distributor Fees

We provide customary discounts on PEMGARDA sales for prompt payment, the terms of which are explicitly stated in our contracts. We also pay fees to specialty distributors for sales order management, data, and distribution services, the terms of which are also explicitly stated in our contracts. Such fees are not for a distinct good or service and, accordingly, are recorded as a reduction of revenue, as well as a reduction to accounts receivable (trade discounts) or as a component of accrued expenses (distributor fees).

Government Chargebacks

We are subject to discount obligations under our contract with the U.S. Department of Veterans Affairs. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included as a component of accrued expenses.

Product Returns

We offer a right of return for purchased units of PEMGARDA for damage, defect, recall, and/or product expiry, provided the product expiry is within a specified period as set forth in the Company’s return goods policy. We estimate the amount of product sales that will be returned using quantitative and qualitative considerations. Reserves for estimated returns are recorded as a reduction of product revenue in the period that the related revenue is recognized, as well as a component of accrued expenses.

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

Stock-Based Compensation

We grant stock-based awards to employees, directors and non-employees in the form of stock options to purchase shares of our common stock. We measure stock options with service-based vesting granted to employees, directors and non-employees based on the fair value on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options, and our expected dividend yield. After the initial public offering, the fair value of our common stock is based on the quoted market price of our common stock. Due to the proximity to the IPO, we continue to lack company-specific historical and implied volatility information. Therefore, we estimate our expected stock volatility based on the historical volatility of a publicly traded set of peer companies and we expect to continue to do so until such time that we have adequate historical data regarding the volatility of our own traded stock price. We have primarily issued awards with service-based vesting conditions through December 31, 2024. Compensation expense for awards granted to employees and directors for their service on the board of directors is recognized on a straight-line basis over the requisite service period of the respective award, which is generally the vesting period of the award. Compensation expense for awards granted to non-employees is recognized in the same period and manner as if we had paid cash for the goods or services provided, which is generally the vesting period of the award. We account for forfeitures of stock-based awards as they occur.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Financial Officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective. As an “emerging growth company” as defined in the JOBS Act and a non-accelerated filer, we are not required to comply with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Trading Plans

During the three months ended December 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, except as follows:

•
On November 18, 2024, Stacy Price, our former Chief Technology & Manufacturing Officer, terminated the “Rule 10b5-1 trading arrangement” previously adopted on June 28, 2024, which was intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The plan provided for the potential sale on behalf of Ms. Price of up to 257,291 shares of our common stock. The duration of the plan was until September 1, 2025, or earlier upon the completed sale of the maximum shares subject to the plan.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 (other than as set forth below) will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates (our “Proxy Statement”), which information is incorporated herein by reference.

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

4.2

Description of the Registrant’s Common Stock (incorporated by reference to Exhibit 4.2 of the Registrant’s Annual Report on Form 10-K (File No. 001-40703), filed with the Securities and Exchange Commission on March 28, 2024).

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

10.2*+	2021 Equity Incentive Plan, as amended, and Forms of Stock Option Grant Notice, Stock Option Agreement, Exercise Notice, RSU Award Grant Notice and RSU Award Agreement.
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

10.7+

Separation Agreement by and between the Registrant and David Hering, dated May 3, 2024 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40703), filed with the Securities and Exchange Commission on August 14, 2024).

10.8+

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

10.10+

First Amendment to the Employment Agreement of Jeremy Gowler, by and between the Registrant and Jeremy Gowler, dated April 11, 2024 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40703), filed with the Securities and Exchange Commission on April 12, 2024).

10.11+#

Separation Agreement by and between the Registrant and Jeremy Gowler, dated May 31, 2024 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40703), filed with the Securities and Exchange Commission on August 14, 2024).

10.12+

Employment Agreement by and between the Registrant and Robert Allen, dated March 14, 2023 (incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K (File No. 001-40703), filed with the Securities and Exchange Commission on March 28, 2024).

10.13+

Employment Agreement by and between the Registrant and William Duke, Jr. dated July 19, 2023 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40703), filed with the Securities and Exchange Commission on September 5, 2023).

10.14+#

Employment Agreement by and between the Registrant and Julie Green, dated January 24, 2024 (incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K (File No. 001-40703), filed with the Securities and Exchange Commission on March 28, 2024).

10.15*+	First Amendment to the Employment Agreement of Julie Green, by and between the Registrant and Julie Green, dated October 23, 2024.
10.16*+#	Employment Agreement by and between the Registrant and Timothy Lee, dated May 30, 2024.
10.17+

Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40703), filed with the Securities and Exchange Commission on May 11, 2023).

10.18†#

Assignment and License Agreement by and between the Registrant and Adimab, LLC, dated July 8, 2020 (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257975), filed with the Securities and Exchange Commission on July 16, 2021).

10.19†#

Collaboration Agreement by and between the Registrant and Adimab, LLC, dated May 21, 2021 (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257975), filed with the Securities and Exchange Commission on July 16, 2021).

10.20†

Amendment Number One to the Collaboration Agreement by and between the Registrant and Adimab, LLC, November 18, 2022 (incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K (File No. 001-40703), filed with the Securities and Exchange Commission on March 23, 2023).

10.21†

Amendment Number Two to the Collaboration Agreement by and between the Registrant and Adimab, LLC, dated September 19, 2023 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40703), filed with the Securities and Exchange Commission on November 9, 2023).

10.22†#

Second Amended and Restated Commercial Manufacturing Services Agreement by and between the Registrant and WuXi Biologics (Hong Kong) Limited, dated September 19, 2023 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40703), filed with the Securities and Exchange Commission on November 9, 2023).

10.23†#

Cell Line License Agreement by and between the Registrant and WuXi Biologics (Hong Kong) Limited, dated December 2, 2020 (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257975), filed with the Securities and Exchange Commission on July 16, 2021).

10.24†

Amendment No. 1 to the Cell Line License Agreement by and between the Registrant and WuXi Biologics (Hong Kong) Limited, dated February 2, 2023 (incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K (File No. 001-40703), filed with the Securities and Exchange Commission on March 23, 2023).

10.25†

Amendment No. 2 to the Cell Line License Agreement by and between the Registrant and WuXi Biologics (Hong Kong) Limited, dated March 13, 2024 (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K (File No. 001-40703), filed with the Securities and Exchange Commission on March 28, 2024).

10.26†

Clinical Master Services Agreement by between the Registrant and WuXi Biologics (Hong Kong) Limited, dated July 21, 2020 (incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K (File No. 001-40703), filed with the Securities and Exchange Commission on March 23, 2023).

10.27

Controlled Equity OfferingSM Sales Agreement by and between the Registrant and Cantor Fitzgerald & Co., dated December 22, 2023 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40703), filed with the Securities and Exchange Commission on December 22, 2023).

19.1*	Insider Trading Prevention Policy of the Registrant.
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
97.1

Incentive Compensation Recovery Policy of the Registrant (incorporated by reference to Exhibit 97.1 of the Registrant’s Annual Report on Form 10-K (File No. 001-40703), filed with the Securities and Exchange Commission on March 28, 2024).

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

INVIVYD, INC.

Date: March 20, 2025	By:	/s/ William Duke, Jr.
William Duke, Jr.
Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William Duke, Jr.	Chief Financial Officer	March 20, 2025
William Duke, Jr.	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Marc Elia	Chair of the Board of Directors	March 20, 2025
Marc Elia

/s/ Tamsin Berry	Director	March 20, 2025
Tamsin Berry

/s/ Srishti Gupta, M.D.	Director	March 20, 2025
Srishti Gupta, M.D.

/s/ Christine Lindenboom	Director	March 20, 2025
Christine Lindenboom

/s/ Terrance McGuire	Director	March 20, 2025
Terrance McGuire

/s/ Kevin F. McLaughlin	Director	March 20, 2025
Kevin F. McLaughlin

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Invivyd, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Invivyd, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, of stockholders' equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations since inception and will require additional funding to finance its future operation. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

March 20, 2025

We have served as the Company’s auditor since 2021.

INVIVYD, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$69,349	$200,641
Accounts receivable	10,906	—
Prepaid expenses and other current assets	20,426	24,240
Total current assets	100,681	224,881
Inventory, net	25,907	—
Property and equipment, net	1,508	1,896
Operating lease right-of-use assets	1,385	2,229
Other non-current assets	34	175
Total assets	$129,515	$229,181
Liabilities, Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,448	$7,953
Accrued expenses (1)	50,197	40,860
Operating lease liabilities, current	1,304	1,443
Other current liability	27	35
Total current liabilities	61,976	50,291
Operating lease liabilities, non-current	—	722
Other non-current liability (2)	—	700
Total liabilities	61,976	51,713
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Preferred stock (undesignated), $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized, 119,835,162 shares issued and outstanding at December 31, 2024; 110,160,684 shares issued and outstanding at December 31, 2023	12	11
Additional paid-in capital	969,526	909,539
Accumulated other comprehensive loss	(5)	(13)
Accumulated deficit	(901,994)	(732,069)
Total stockholders’ equity	67,539	177,468
Total liabilities, preferred stock and stockholders’ equity	$129,515	$229,181
(1)
Includes related-party amounts of $1,274 and $0 for the years ended December 31, 2024 and 2023, respectively (see Note 15).
(2)
Includes related-party amounts of $0 and $700 for the years ended December 31, 2024 and 2023, respectively (see Note 15).

The accompanying notes are an integral part of these consolidated financial statements.

INVIVYD, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,	Year Ended December 31,
	2024	2023
Revenue:
Product revenue, net	$25,384	$—
Total revenue	25,384	—
Operating costs and expenses:
Cost of product revenue(1)	1,618	—
Research and development(2)	137,254	158,658
Acquired in-process research and development(3)	—	4,975
Selling, general and administrative	63,388	49,125
Total operating costs and expenses	202,260	212,758
Loss from operations	(176,876)	(212,758)
Other income:
Other income, net	6,951	14,115
Total other income, net	6,951	14,115
Net loss	(169,925)	(198,643)
Other comprehensive income (loss)
Unrealized gain, net of tax	8	259
Comprehensive loss	$(169,917)	$(198,384)
Net loss per share attributable to common stockholders, basic and diluted	$(1.43)	$(1.81)
Weighted-average common shares outstanding, basic and diluted	118,555,073	109,526,053

(1)
Includes related-party amounts of $1,027 and $0 for the years ended December 31, 2024 and 2023, respectively (see Note 15).
(2)
Includes related-party amounts of $4,546 and $8,418 for the years ended December 31, 2024 and 2023, respectively (see Note 15).
(3)
Includes related-party amounts of $0 and $4,975 for the years ended December 31, 2024 and 2023, respectively (see Note 15).

The accompanying notes are an integral part of these consolidated financial statements.

INVIVYD, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2023	110,160,684	$11	—	$—	$909,539	$(13)	$(732,069)	$177,468
Stock-based compensation expense	—	—	—	—	20,288	—	—	20,288
Issuance of common stock, net of issuance costs	9,000,000	1	—	—	39,056	—	—	39,057
Exercise of stock options	468,355	—	—	—	420	—	—	420
Issuance of common stock under the employee stock purchase plan	206,123	—	—	—	223	—	—	223
Unrealized gain, net of tax	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	(169,925)	(169,925)
Balance at December 31, 2024	119,835,162	$12	—	$—	$969,526	$(5)	$(901,994)	$67,539

The accompanying notes are an integral part of these consolidated financial statements.

INVIVYD, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2022	109,044,046	$11	—	$—	$889,657	$(272)	$(533,426)	$355,970
Exercise of stock options	1,224,330	—	—	—	955	—	—	955
Repurchase of unvested restricted common stock	(285,167)	—	285,167	—	—	—	—	—
Retirement of treasury stock	—	—	(285,167)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	18,685	—	—	18,685
Issuance of common stock under the employee stock purchase plan	177,475	—	—	—	240	—	—	240
Vesting of restricted common stock from early-exercised options	—	—	—	—	2	—	—	2
Unrealized gain, net of tax	—	—	—	—	—	259	—	259
Net loss	—	—	—	—	—	—	(198,643)	(198,643)
Balances at December 31, 2023	110,160,684	$11	—	$—	$909,539	$(13)	$(732,069)	$177,468

The accompanying notes are an integral part of these consolidated financial statements.

INVIVYD, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(169,925)	$(198,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	19,788	18,685
Net amortization of premiums and accretion of discounts on marketable securities	—	(1,122)
Amortization of operating lease right-of-use assets	1,647	1,548
Depreciation and amortization expense	1,466	480
Changes in operating assets and liabilities:
Accounts receivable	(10,906)	—
Inventory	(24,889)	—
Prepaid expenses and other current assets	3,185	(18,892)
Other non-current assets	141	16
Accounts payable	2,423	6,471
Accrued expenses	8,950	19,162
Operating lease liabilities	(1,663)	(1,559)
Other current liabilities	(8)	(10)
Other non-current liabilities	(700)	700
Net cash used in operating activities	(170,491)	(173,164)
Cash flows from investing activities:
Purchases of marketable securities	—	(91,202)
Maturities of marketable securities	—	372,501
Purchases of property and equipment	(140)	(615)
Net cash (used in) provided by investing activities	(140)	280,684
Cash flows from financing activities:
Proceeds from exercises of stock options	420	955
Proceeds from issuance of common stock under the employee stock purchase plan	223	240
Proceeds from issuance of common stock, net of issuance costs	39,285	—
Payments for offering costs	(597)	(149)
Payments for repurchases of unvested restricted common stock	—	(1)
Net cash provided by financing activities	39,331	1,045
Effect of exchange rate changes on cash and cash equivalents	8	—
Net (decrease) increase in cash and cash equivalents	(131,292)	108,565
Cash and cash equivalents at beginning of period	200,641	92,076
Cash and cash equivalents at end of period	$69,349	$200,641
Supplemental disclosure of cash flow information
Purchases of property and equipment in accounts payable and accrued expenses	$—	$14
Deferred offering costs in accrued expense	$—	$273
Deferred offering costs in accounts payable	$71	$—

The accompanying notes are an integral part of these consolidated financial statements.

INVIVYD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Basis of Presentation

Invivyd, Inc. (the “Company”) is a biopharmaceutical company devoted to delivering protection from serious viral infectious diseases, beginning with SARS-CoV-2. PEMGARDA™ (pemivibart) is our first monoclonal antibody (“mAb”) to receive regulatory authorization and was designed to keep pace with SARS-CoV-2 viral evolution.

On March 22, 2024, the Company received emergency use authorization (“EUA”) from the U.S. Food and Drug Administration (“FDA”) for PEMGARDA injection, for intravenous use, a half-life extended investigational mAb, for the pre-exposure prophylaxis (prevention) of COVID-19 in adults and adolescents (12 years of age and older weighing at least 40 kg) who have moderate-to-severe immune compromise due to certain medical conditions or receipt of certain immunosuppressive medications or treatments and are unlikely to mount an adequate immune response to COVID-19 vaccination. Recipients should not be currently infected with or have had a known recent exposure to an individual infected with SARS-CoV-2.

In January 2024, the Company nominated VYD2311, a next generation mAb candidate for COVID-19, as a drug candidate, and in September 2024, the Company announced dosing of the first participants in a Phase 1 clinical trial of VYD2311. VYD2311 is a mAb with high in vitro neutralization potency shown against prominent SARS-CoV-2 variants tested to date. The ongoing Phase 1 randomized, blinded, placebo-controlled clinical trial is evaluating escalating dosing as well as safety, tolerability, pharmacokinetics and immunogenicity of VYD2311 in healthy trial participants. The Phase 1 clinical trial is being conducted in Australia and is evaluating multiple dose levels of VYD2311 through various routes of administration, including exploration of intramuscular administration and subcutaneous administration, which are designed to be more system- and patient-friendly than intravenous administration. In February 2025, the Company announced completion of recruitment in its Phase 1 clinical trial of VYD2311, as well as positive clinical data for both safety and pharmacokinetics. The Company expects additional data readouts from the Phase 1 clinical trial and VYD2311 program throughout 2025. Like pemivibart, VYD2311 was engineered from adintrevimab, the Company’s investigational mAb that has a robust safety data package and demonstrated clinically meaningful results in global Phase 2/3 clinical trials for both the prevention and treatment of COVID-19.

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

To date, the Company has received regulatory authorization for only one product candidate, PEMGARDA, which has not been approved, but has been authorized for emergency use by the FDA under an EUA, for pre-exposure prophylaxis of COVID-19 in certain adults and adolescent individuals (12 years of age and older weighing at least 40 kg). Beyond pemivibart and VYD2311, all of the Company’s other product candidates, other than adintrevimab, are currently in research development. The Company’s additional product candidates require significant additional research and development efforts, including extensive clinical testing, and regulatory authorization or approval prior to potential commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and compliance-reporting capabilities. It is uncertain when, if ever, the Company will generate substantial revenue from product sales to be able to fund its operating expenses and capital requirements.

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

The Company has incurred recurring losses and negative cash flows from operations since its inception, including a net loss of $169.9 million for the year ended December 31, 2024. As of December 31, 2024, the Company had an accumulated deficit of $902.0 million. The Company may continue to generate operating losses for the foreseeable future.

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

If the Company is unable to obtain sufficient capital, the Company will be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, research and development expenses and related prepaid or accrued costs, stock-based compensation expense, revenue, including discounts and allowances, and inventory obsolescence. The Company bases its estimates on historical experience, known trends and other market-specific or relevant factors it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ materially from those estimates or assumptions.

Concentrations of Credit Risk, Significant Suppliers and License Rights

During the year ended December 31, 2024, the Company’s net product revenue was generated from sales to the Company’s third-party logistic distribution agent, third-party specialty distributors, and infusion and healthcare centers in the

U.S. (see “Revenue Recognition” for additional information). Sales to the Company’s third-party logistic distribution agent accounted for 19% and three specialty distributors accounted for 42%, 24% and 13% of total gross sales for the year ended December 31, 2024.

Financial instruments that potentially expose the Company to concentrations of credit risk consist of cash, cash equivalents and accounts receivable.

As of December 31, 2024, the Company invested its excess cash in money market funds that are subject to minimal credit and market risks. The Company maintains its existing cash and cash equivalents at three accredited financial institutions. From time to time, these deposits may exceed federally insured limits. The Company has not experienced any losses historically in these accounts. Accordingly, the Company does not believe it is exposed to unusual credit risk related to its existing cash and cash equivalents beyond the normal credit risk associated with commercial banking relationships.

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

The Company is dependent on a limited number of third parties that provide license rights used by the Company in the development and commercialization of its product candidates and programs. Through December 31, 2024, the Company’s research and development programs primarily relate to rights conveyed by Adimab (see Note 7). The Company could experience delays in the development and commercialization of its product candidates and programs if the Adimab agreements or any other license agreement utilized in the Company’s research and development activities is terminated, if the Company fails to meet the obligations required under its arrangements, or if the Company is unable to successfully secure new strategic alliances or licensing agreements.

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

Marketable securities represent holdings of available-for-sale marketable debt securities in accordance with the Company’s investment policy. The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company classified all of its marketable securities as “available-for-sale” pursuant to ASC 320, Investments – Debt and Equity Securities. Investments not classified as cash equivalents are presented as either short-term or long-term investments based on both their maturities as well as the time period the Company intends to hold such securities. Available-for-sale securities are maintained by an investment manager and consist of U.S. Treasury securities and federal agency securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity (deficit) until realized. Any premium or discount arising at purchase is amortized or accreted to interest expense or income over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other income (expense). There were no material realized gains or losses on marketable securities recognized during the years ended December 31, 2024 or 2023.

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

Accounts Receivable

Accounts receivable as of December 31, 2024 is comprised of $10.9 million of PEMGARDA product sales to third-party specialty distributors and infusion and healthcare centers. Three third-party specialty distributors accounted for 53%, 27% and 17%, respectively, of the Company’s accounts receivable balance as of December 31, 2024. The Company evaluates the collectability of accounts receivable on a regular basis, by reviewing the financial condition and payment history of customers. There was no allowance for doubtful accounts recorded as of December 31, 2024.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. The Company continually evaluates long-lived assets for potential impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares the carrying values of the asset group to the expected future undiscounted cash flows that the asset group is expected to generate from the use and eventual disposition of the long-lived asset group. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. If such asset group is considered to be impaired, the impairment loss to be recognized would be based on the excess of the carrying value of the impaired asset group over its fair value. The Company did not recognize any impairment losses on long-lived assets during the years ended December 31, 2024 and 2023.

Leases

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

Segment Information

The Company manages its operations as a single reportable and operating segment for the purposes of assessing performance and making operating decisions. The Company is focused on the discovery, development and commercialization of antibody-based solutions for infectious diseases with pandemic potential. The Company’s chief operating decision maker reviews the Company’s financial information on an aggregated basis for purposes of assessing performance and allocating resources.

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

In July 2024, the Company obtained nearly all of the necessary state distribution licenses to sell its product throughout the U.S. and ceased using the Temporary Title Model Agreement process in the third quarter of 2024.

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

Product Returns

The Company offers a right of return for purchased units of PEMGARDA for damage, defect, recall, and/or product expiry, provided the product expiry is within a specified period as set forth in the Company’s return goods policy. The Company estimates the amount of product sales that will be returned using quantitative and qualitative considerations. Reserves for estimated returns are recorded as a reduction of product revenue in the period that the related revenue is recognized, as well as a component of accrued expenses. To date, actual product returns have not differed materially from the Company’s estimates.

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

Accrued Research and Development Costs

The Company has entered into various research, development and manufacturing contracts with third-party service providers, including contract research organizations (“CROs”) and a contract manufacturing organization. With the exception of the Company’s commercial manufacturing arrangement with WuXi Biologics (Hong Kong) Limited (see Note 9), these agreements are generally cancellable. The Company recognizes research and development expense associated with such arrangements as the costs are incurred and records accruals for estimated ongoing research, development and manufacturing costs, where necessary. When billing terms under these contracts do not coincide with the timing of when the work is performed, the Company is required to make estimates of outstanding obligations to those third parties as of period end. Any accrual estimates are based on a number of factors, including the Company’s knowledge of the progress towards completion of the specific tasks to be performed, invoicing to date under the contracts, communication from the vendors of any actual costs incurred during the period that have not yet been invoiced and the costs included in the contracts. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from the estimates made by the Company. The historical accrual estimates made by the Company have not been materially different from the actual costs.

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

Stock-Based Compensation

The Company grants stock-based awards to employees, directors and non-employee consultants in the form of stock options to purchase shares of its common stock. The Company measures stock options with service-based vesting granted to employees, non-employees and directors based on the fair value on the date of grant using the Black-Scholes option-pricing model. The Company has primarily issued awards with service-based vesting conditions through December 31, 2024.

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

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more likely than not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties. The Company had no amounts accrued for interest and penalties on its consolidated balance sheets as of December 31, 2024 and 2023.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2024 and 2023, the Company's only element of other comprehensive loss was unrealized gains and losses on marketable securities.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires disclosure of incremental segment information on an annual and interim basis. The amendments also require companies with a single reportable segment to provide all disclosures required by this amendment and all existing segment disclosures in ASC 280, Segment Reporting. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company adopted ASU 2023-07, with the fiscal year ended December 31, 2024, in these consolidated financial statements. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements related disclosures. Please refer to Note 16 for additional information.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The new standard requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the potential impact of ASU 2024-03 on its consolidated financial statement disclosures.

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2024:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$68,345	$—	$—	$68,345
	$68,345	$—	$—	$68,345

	Fair Value Measurements at December 31, 2023:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$198,193	$—	$—	$198,193
	$198,193	$—	$—	$198,193

The money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy.

There were no changes to the valuation methods during the years ended December 31, 2024 or 2023.

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers into or out of Level 1, Level 2 or Level 3 fair value measurements during the years ended December 31, 2024 or 2023.

4. Inventory

The following table presents inventories (in thousands):

	December 31, 2024	December 31, 2023
Work in process	$20,769	$—
Finished goods	5,138	—
	$25,907	$—

The Company did not have any inventory as of December 31, 2023.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Prepaid external research, development and manufacturing costs	$15,264	$19,962
Prepaid insurance	1,173	1,770
Prepaid compensation and other	3,726	1,575
Interest receivable	263	933
	$20,426	$24,240

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Accrued external research, development and manufacturing costs	$41,680	$28,151
Accrued professional and consultant fees	2,199	1,732
Accrued employee compensation	3,916	10,752
Accrued inventory	518	—
Other	1,884	225
	$50,197	$40,860

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

Amounts paid with respect to services performed by Adimab on the Company’s behalf under the Adimab Assignment Agreement are recognized as research and development expense as such amounts are incurred. During the years ended December 31, 2024 and 2023, the Company did not recognize any research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Assignment Agreement. Please refer to Note 15 for additional information.

The Company is obligated to pay Adimab up to $16.5 million upon the achievement of specified development and regulatory milestones for the first Product under the agreement that achieves such specified milestones and up to $8.1 million upon the achievement of specified development and regulatory milestones for the second Product under the agreement that achieves such specified milestones. The maximum aggregate amount of milestone payments payable under the agreement for any and all Products is $24.6 million, of which a total of $11.1 million has been achieved and paid as of December 31, 2024; however, milestone payments do not accrue for certain in vitro diagnostic devices consisting of or containing CoV Antibodies.

In March 2023, the Company achieved the first specified milestone for the second product candidate under the Adimab Assignment Agreement upon dosing of the first subject in a Phase 1 clinical trial evaluating pemivibart, which obligated the Company to make a $0.4 million milestone payment to Adimab, which was paid in May 2023. In September 2023, the Company achieved specified milestones for the second product candidate under the Adimab Assignment Agreement upon dosing of the first subject in a pivotal clinical trial evaluating pemivibart, which obligated the Company to make a $3.2 million milestone payment to Adimab, which was paid in October 2023. The next potential milestone under the Adimab Assignment Agreement is a low single-digit million-dollar regulatory milestone, which was not considered probable under U.S. GAAP and therefore, no expense was recognized as of December 31, 2024.

During the year ended December 31, 2024, the Company did not recognize any in-process research and development (“IPR&D”) expense with respect to contingent consideration payable under the Adimab Assignment Agreement. During the year ended December 31, 2023, the Company recognized $3.6 million of IPR&D expense with respect to contingent consideration payable under the Adimab Assignment Agreement. Except for milestone payments of $11.1 million incurred through December 31, 2023, no other milestone payments have been paid to or have been earned by Adimab through December 31, 2024.

The Company is obligated to pay Adimab royalties of a mid-single-digit percentage based on net sales of any Products, beginning upon the first commercial sale of a Product in accordance with the Adimab Assignment Agreement. The royalty rate is subject to reductions specified under the agreement. Royalties are due on a Product-by-Product and country-by-country basis beginning upon the first commercial sale of each Product and ending on the later of (i) 12 years after the first commercial sale of such Product in such country and (ii) the expiration of the last valid claim of a patent covering such Product in such country (the “Royalty Term”). During the year ended December 31, 2024, the Company expensed $1.0 million of royalties, while reserving all rights under the Adimab Assignment Agreement and the applicable law. During the year ended December 31, 2023, the Company did not expense any royalties. In addition, the Company is obligated to pay Adimab royalties of a specified percentage in the range of 45% to 55% of any compulsory sublicense consideration received by the Company in lieu of certain royalty payments.

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

The Company agreed to pay Adimab a quarterly fee of $1.3 million, which could be cancelled at the Company’s option at any time. For so long as the Company was paying such quarterly fee (or earlier if (i) the Company experienced a change of control after the third anniversary of the Adimab Collaboration Agreement or (ii) Adimab owned less than a specified percentage of the Company’s equity), Adimab and its affiliates agreed not to assist or direct certain third parties to discover or optimize antibodies intended to bind to coronaviruses or influenza viruses. Under the Adimab Collaboration Agreement, the Company could also elect to decrease the scope of Adimab’s exclusivity obligations and obtain a corresponding decrease in the quarterly fee. In December 2023, the Company elected to decrease the scope of Adimab’s exclusivity obligations to cover only coronaviruses and obtained a corresponding decrease in the quarterly fee. Effective January 2024, the Company became obligated to pay Adimab a quarterly fee of $0.6 million. For each of the years ended December 31, 2024 and 2023, the Company recognized $2.4 million and $5.2 million, respectively, of research and development expense related to the quarterly fee.

For each agreed upon research program that is commenced, the Company is obligated to pay Adimab quarterly for its services performed during a given research program at a specified full-time equivalent rate; a discovery delivery fee of $0.2 million; and an optimization completion fee of $0.2 million. For each option exercised by the Company to commercialize a specific research program, the Company is obligated to pay Adimab an exercise fee of $1.0 million. Amounts paid with respect to services performed by Adimab on the Company’s behalf in each of the research programs under the Adimab Collaboration Agreement are recognized as research and development expense as such amounts are incurred and services are rendered. During the years ended December 31, 2024 and 2023, the Company recognized $0 and $0.5 million, respectively, of research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Collaboration Agreement. During the year ended December 31, 2024, the Company did not recognize any IPR&D expense. During the year ended December 31, 2023, the Company recognized $1.0 million, $0.2 million, and $0.2 million of IPR&D expense related to an option exercise fee, a drug delivery fee and an optimization completion fee, respectively. Please refer to Note 15 for additional information.

The Company is obligated to pay Adimab up to $18.0 million upon the achievement of specified development and regulatory milestones for each product under the Adimab Collaboration Agreement that achieves such milestones. The next potential milestone under the Adimab Collaboration Agreement is a low single-digit million-dollar clinical milestone, which was not considered probable under U.S. GAAP and therefore, no expense was recognized as of December 31, 2024 and 2023. The Company is also obligated to pay Adimab royalties of a mid-single-digit percentage based on net sales of any product under the Adimab Collaboration Agreement, subject to reductions for third-party licenses. The royalty term will expire for each product on a country-by-country basis upon the later of (i) 12 years after the first commercial sale of such product in such country and (ii) the expiration of the last valid claim of any patent claiming composition of matter or method of making or using any antibody identified or optimized under the Adimab Collaboration Agreement in such country.

In addition, the Company is obligated to pay Adimab for Adimab’s performance of certain validation work with respect to certain antigens acquired from a third party. In consideration for this work, the Company is obligated to pay Adimab royalties of a low single-digit percentage based on net sales of products that contain such antigens for the same royalty term as antibody-based products, but the Company is not obligated to make any milestone payments for such antigen products. Through December 31, 2024, no royalty payments have been paid to or have been earned by Adimab under the Adimab Collaboration Agreement.

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

The Company is obligated to pay Adimab an annual fee of single digit millions on each of the first four anniversaries of the Adimab Platform Transfer Agreement Effective Date, which allows the Company to receive material improvements to the platform technology, including materially improved antibody optimization libraries, updates that provide new functionality to the platform, and software upgrades, from Adimab through June 2027. The first annual fee became due in September 2023 and was paid in October 2023. During the year ended December 31, 2024 and 2023, the Company recognized $2.0 million and $0.7 million, respectively, of R&D expense related to the annual fees. Beginning in July 2027 and ending in June 2042, unless terminated earlier, the Company has the option to receive additional material improvements to the platform technology from Adimab, subject to a commercially reasonable fee to be negotiated by the parties.

The Company is obligated to pay Adimab up to $9.5 million upon the achievement of specified development and regulatory milestones for each product under the Adimab Platform Transfer Agreement that achieves such milestones. The next potential milestone under the Adimab Platform Transfer Agreement is a mid-six-digit dollar preclinical milestone, which was not considered probable under U.S. GAAP and therefore, no expense was recognized as of December 31, 2024.

In addition, the Company is obligated to pay Adimab royalties of a low single-digit percentage based on net sales of products containing an antibody discovered, engineered or optimized using Adimab’s platform technology, subject to reductions specified under the Adimab Platform Transfer Agreement. Royalties are due on a product-by-product and country-by-country basis. The royalty term will expire for each product on a country-by-country basis upon the later of (i) 12 years after the first commercial sale of such product in such country and (ii) the expiration of the last valid claim of a program antibody patent for covering the program antibody contained in such product in such country. Through December 31, 2024, no royalty payments have been paid to or have been earned by Adimab under the Adimab Platform Transfer Agreement.

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

In December 2020, the Company recognized an upfront fee of $0.2 million upon completion of cell bank generation for the first Licensed Cell Line created under the Cell Line License Agreement. The Company is also obligated to pay royalties in the range of less than 1.0% to WuXi Biologics based on net sales of any Licensed Products manufactured by the Company or a third party on its behalf. However, if the Company uses WuXi Biologics to manufacture all of its commercial supplies for Licensed Products, no royalties would be owed by the Company to WuXi Biologics for net sales of Licensed Products. The Company has an option to buy out its royalty obligations on a Licensed Cell Line-by-Licensed Cell Line basis by making a one-time payment in the low eight-figures to WuXi Biologics. Royalties are due on a Licensed Product-by-Licensed Product basis commencing on the date of the first commercial sale of the applicable product and continuing for so long as the Company commercializes Licensed Products or, if earlier, until the Company exercises its option to buy out the royalty obligations. Through December 31, 2024, no royalties had become due to WuXi Biologics.

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

The Company concluded that the Cell Line License Agreement represented an asset acquisition of IPR&D with no alternative future use. The Cell Line License Agreement did not qualify as a business combination because substantially all of the fair value of the assets acquired was concentrated in a single asset. The Company did not recognize any IPR&D expense under the Cell Line License Agreement during the years ended December 31, 2024 or 2023.

8. Population Health Partners, L.P.

In November 2022 (the “PHP Effective Date”), the Company entered into a Master Services Agreement with Population Health Partners, L.P. (“PHP”), pursuant to which PHP agreed to provide services and create deliverables for the Company as agreed between the Company and PHP and set forth in one or more work orders under such agreement (the “PHP MSA”). The term of the PHP MSA commenced on the PHP Effective Date for an initial term of one year. The PHP MSA renewed for subsequent periods, until terminated in accordance with its terms. The PHP MSA was terminated effective July 2024. On the PHP Effective Date, the Company and PHP entered into the first work order under the PHP MSA (the “PHP Work Order”), pursuant to which PHP agreed to advise and counsel the Company regarding clinical development and regulatory matters with respect to the Company’s product candidates. The PHP Work Order was effective for six months from the PHP Effective Date and terminated in accordance with its terms in May 2023. The PHP MSA contained customary confidentiality provisions and representations and warranties of the parties, as well as mutual non-solicitation of certain employees during the term of the PHP MSA and for a period of one year thereafter.

As compensation for the services and deliverables under the PHP Work Order, the Company paid PHP a cash fee of $0.5 million per month during the term of the PHP Work Order for an aggregate fee of $3.0 million (the “Aggregate Fee”).

During the year ended December 31, 2024, the Company did not recognize any research and development expense related to the cash compensation paid to PHP. During the year ended December 31, 2023, the Company recognized $2.2 million of research and development expense related to the cash compensation paid to PHP. Please refer to Note 15 for additional information.

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

9. Commitments and Contingencies

Operating Lease Commitments

In September 2021, the Company entered into a five-year noncancelable facilities lease agreement for approximately 9,600 square feet of office space in Waltham, Massachusetts, which provides for monthly rental payments, including base rent charges of $0.4 million per year, subject to periodic rent increases, and the Company’s proportionate share of operating expenses. This lease agreement is scheduled to expire on April 30, 2025.

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

The components of operating lease expense were as follows (in thousands):

	For the Year Ended December 31,	For the Year Ended December 31,
	2024	2023
Lease cost:
Operating lease cost	$1,754	$1,720
Variable lease cost	14	46
Total lease cost	$1,768	$1,766

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$1,741	$1,731

Future minimum lease payments under the noncancelable leases as of December 31, 2024 was as follows (in thousands):

Year Ending December 31,	Operating Lease
2025	1,335
Total lease payments	1,335
Present value adjustment	(31)
Present value of operating lease liability	$1,304

As of December 31, 2024, the Company’s operating leases were measured using a weighted-average incremental borrowing rate of 6.0% over a weighted-average remaining lease term of 0.9 years.

As of December 31, 2023, the Company’s operating leases were measured using a weighted-average incremental borrowing rate of 6.0% over a weighted-average remaining lease term of 1.8 years.

The total operating liabilities are presented on the Company’s consolidated balance sheet based on maturity dates. $1.3 million is classified under “operating lease liabilities, current” for the portion due within twelve months. There was no operating lease liability classified under “operating lease liabilities, non-current”.

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

During the year ended December 31, 2024, the Company committed to noncancelable purchase obligations related to commercial drug substance and drug product manufacturing under the Commercial Manufacturing Agreement. As of December 31, 2024, the total remaining contractually binding commercial drug substance and drug product purchase obligations due to WuXi Biologics was $27.6 million, which is expected to be paid in 2025. As of December 31, 2024, $27.5 million of the $27.6 million total remaining purchase obligation, related to the contractually binding commercial drug substance and drug product batches was included in accounts payable and accrued expenses, which is expected to be paid in 2025.

During the year ended December 31, 2024, the Company committed to noncancelable purchase obligations related to the procurement of materials to be used in future drug substance and drug product manufacturing under the Commercial Manufacturing Agreement. As of December 31, 2024, the total remaining contractually binding purchase obligations due to WuXi Biologics was $11.6 million, which is expected to be paid in 2025. As of December 31, 2024, $11.3 million of the $11.6 million total remaining purchase obligation, related to the procurement of materials to be used in future drug substance and drug product manufacturing was included in accounts payable and accrued expenses, which is expected to be paid in 2025.

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

Other Contracts

The Company enters into agreements with third parties in the ordinary course of business for various products and services, including those related to research, preclinical and clinical operations, manufacturing and support, supply chain, and distribution. These contracts do not contain any material minimum purchase commitments. Certain of these agreements provide for termination rights subject to the payment of termination fees and/or wind-down costs. Under such agreements, the Company is contractually obligated to make certain payments to vendors upon early termination, primarily to reimburse them for their unrecoverable outlays incurred prior to cancellation as well as any amounts owed by the Company prior to early termination. The actual amounts the Company could pay in the future to the vendors under such agreements may differ from the purchase order amounts due to cancellation provisions. The termination fees were not probable of payment as of December 31, 2024 and 2023.

Legal Proceedings

From time to time, the Company may become involved in legal proceedings or other litigation relating to claims arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and estimated exposure amount. Legal fees and other costs associated with such proceedings are expensed as incurred. As of December 31, 2024, the Company was not a party to any material legal proceedings.

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

10. Common Stock

Shares Reserved for Future Issuance

As of December 31, 2024 the Company had reserved 37,678,358 shares of common stock for the exercise of outstanding stock options and the issuance of awards available for grant under the Company’s 2020 Equity Incentive Plan, 2021 Equity Incentive Plan and 2021 Employee Stock Purchase Plan (see Note 11).

Shelf Registration Statement

In September 2022, the Company filed a shelf registration statement on Form S-3 with the SEC and accompanying base prospectus, which was declared effective by the SEC on October 5, 2022, for the offer and sale of up to $400 million of the Company’s securities. As of December 31, 2024, $325 million of the Company's securities remained available for offer and sale under this shelf registration statement.

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

In February 2024, the Company sold 9,000,000 shares of its common stock under the Sales Agreement at an average price of $4.50 per share for $39.3 million in net proceeds. As of December 31, 2024, $34.5 million remained available for sale under the Sales Agreement.

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

As of December 31, 2024, there were 1,301,779 shares authorized to be issued upon the exercise of outstanding stock option grants and no shares reserved for future issuance under the 2020 Plan.

2021 Equity Incentive Plan

In July 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective immediately prior to and contingent upon the execution of the underwriting agreement related to the Company’s IPO. The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares reserved for issuance under the 2021 Plan was equal to 35,075,122, which is the sum of 11,413,572 new shares; plus the number of shares (not to exceed 23,661,550 shares), which represents (i) the number of shares that remained available for issuance under the 2020 Plan, at the time the 2021 Plan became effective, and (ii) any shares subject to outstanding stock options or other stock awards that were granted under the 2020 Plan that are forfeited, terminate, expire or are otherwise not issued. In December 2024, the 2021 Plan was amended by Amendment No. 1 to the 2021 Plan, which decreased the aggregate number of shares of the Company’s common stock reserved for issuance under the 2021 Plan by 8,000,000 shares. In addition, the number of shares of the Company’s common stock reserved for issuance under the 2021 Plan will automatically increase on the first day of each calendar year pursuant to the evergreen provision thereof, beginning on January 1, 2022 and continuing through January 1, 2031, in an amount equal to 5% of the shares of common stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the board of directors. On January 1, 2022, 5,539,145 shares of common stock were automatically added to the shares authorized for issuance under the 2021 Plan pursuant to the evergreen provision thereof. On January 1, 2024, 3,304,820 shares of common stock were added to the shares authorized for issuance under the 2021 Plan, pursuant to the evergreen provision thereof, as determined by the Company’s board of directors. The number of shares to be issued under the 2021 Plan did not increase pursuant to the evergreen provision thereof on January 1, 2023 nor January 1, 2025, as determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2021 Plan will be added back to the shares of common stock available for issuance under the 2021 Plan.

As of December 31, 2024, there were an aggregate of 36,832,704 shares authorized to be issued under the 2020 Plan and the 2021 Plan, which included 1,301,779 and 13,685,780 shares authorized to be issued upon the exercise of outstanding stock option grants from the 2020 Plan and 2021 Plan, respectively, and 0 and 21,845,145 shares reserved for future issuance under the 2020 Plan and 2021 Plan, respectively.

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

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of stock options granted:

	For the Year Ended December 31,	For the Year Ended December 31,
	2024	2023
Expected term (in years)	5.9	5.9
Expected volatility	62.4%	66.1%
Risk-free interest rate	4.1%	3.8%
Expected dividend yield	—%	—%

Stock Option Activity

The following table summarizes the Company’s stock option activity since December 31, 2024:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2023	23,065,514	$5.08	8.7	$24,745
Granted	6,617,369	$3.13
Exercised	(468,355)	$0.90
Forfeited	(14,226,969)	$4.92
Outstanding at December 31, 2024	14,987,559	$4.51	7.5	$—
Vested and expected to vest at December 31, 2024	14,987,559	$4.51	7.5	$—
Options exercisable at December 31, 2024	7,049,720	$6.12	6.2	$—

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2024 and 2023 was $1.88 and $1.46, respectively, per share.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair market value of the common stock for the options that had exercise prices lower than the estimated fair value of the Company’s common stock at December 31, 2024 and December 31, 2023.

The total intrinsic value of stock options exercised during the years ended December 31, 2024 and 2023 was $0.4 million and $0.8 million, respectively.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense (service-based stock options and the Company’s employee stock purchase plan) in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	For the Year Ended December 31,	For the Year Ended December 31,
	2024	2023
Research and development	$4,980	$6,240
Selling, general and administrative	14,808	12,445
	$19,788	$18,685

As of December 31, 2024, $0.5 million of share-based compensation expense was capitalized and recorded as Inventory in the accompanying consolidated balance sheet.

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

As of December 31, 2024, total unrecognized stock-based compensation expense related to unvested stock-based awards was $14.0 million, which is expected to be recognized over a weighted-average period of 2.3 years.

2021 Employee Stock Purchase Plan

In July 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective immediately prior to and contingent upon the execution of the underwriting agreement related to the Company’s IPO. A total of 1,342,773 shares of common stock were initially reserved for issuance under the 2021 ESPP. There were 497,119 shares issued under the 2021 ESPP as of December 31, 2024. The number of shares of common stock that may be issued under the 2021 ESPP will automatically increase on the first day of each calendar year, pursuant to the evergreen provision thereof, beginning on January 1, 2022 and continuing through January 1, 2031, by an amount equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the calendar month before the date of each automatic increase, (ii) 2,685,546 shares and (iii) an amount determined by the Company’s board of directors. The number of shares to be issued under the 2021 ESPP did not increase pursuant to the evergreen provision thereof on January 1, 2023, January 1, 2024, nor January 1, 2025, as determined by the Company’s board of directors. The first offering under the 2021 ESPP was June 6, 2022. As of December 31, 2024, 845,654 shares remained available for issuance under the 2021 ESPP. During both the years ended December 31, 2024 and 2023, the Company recognized $0.1 million in related stock-based compensation expense.

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

There were no warrants issued during the years ended December 31, 2024 and December 31, 2023. As of December 31, 2024, there were 6,824,712 warrants outstanding and not yet vested at a weighted average exercise price of $3.48, with a weighted-average remaining contractual term of 7.88 years.

12. Income Taxes

During the years ended December 31, 2024 and 2023, the Company did not record income tax benefits for the net operating losses (“NOLs”) incurred or for the research and development tax credits generated in each period, due to its uncertainty of realizing a benefit from those items. All of the Company’s operating losses since inception have been generated in the U.S.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023
Federal statutory income tax rate	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(3.3)	(11.0)
Federal research and development tax credits	(2.4)	(3.0)
Stock-based compensation	0.4	0.3
Change in deferred tax asset valuation allowance	26.0	34.8
Other	0.3	(0.1)
Effective income tax rate	—%	—%

The Company’s net deferred tax assets consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$97,344	$76,441
Capitalized research and development	91,954	74,115
Research and development tax credit carryforwards	28,664	24,313
Stock-based compensation expense	17,576	13,921
Warrant expense	4,497	4,781
Intangibles	3,695	4,217
Operating lease liabilities	338	569
Other	881	2,727
Total gross deferred tax assets	244,949	201,084
Valuation allowance	(244,457)	(200,385)
Total deferred tax assets	$492	$699
Deferred tax liabilities:
Operating lease right-of-use assets	$(358)	$(585)
Depreciation expense	(134)	(114)
Total deferred tax liabilities	(492)	(699)
Total net deferred tax assets	$—	$—

As of December 31, 2024 and 2023, the Company had U.S. federal NOL carryforwards of $392.0 million and $318.6 million, respectively, which may be available to reduce future taxable income. All of the U.S. federal NOL carryforwards have an indefinite carryforward period but are limited in their usage to 80% of annual taxable income. In addition, as of December 31, 2024, the Company had state NOL carryforwards of $249.3 million, which may be available to reduce future taxable income, of which $24.3 million have an indefinite carryforward period while the remaining $225.0 million begin to expire in 2032. As of December 31, 2024, the Company also had U.S. federal and state research and development tax credit carryforwards of $23.0 million and $7.2 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2040 and 2035, respectively.

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

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative losses since inception, expectation of future losses and lack of other positive evidence and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2024 and 2023. Management reevaluates the positive and negative evidence at each reporting period. During the years ended December 31, 2024 and 2023, the Company increased its valuation allowance by $44.1 million and $69.1 million, respectively, with such increase recognized as income tax expense, in order to maintain a full valuation allowance against its deferred tax assets, and there were no changes recorded to the allowance during the period.

The Company assesses uncertain tax positions in accordance with the guidance for accounting for uncertain tax positions. This pronouncement prescribes a recognition threshold and measurement methodology for recording within the consolidated financial statements uncertain tax positions taken, or expected to be taken, in the Company’s income tax returns. To the extent the uncertain tax positions do not meet the “more likely than not” threshold, the Company derecognizes such positions. For tax positions meeting the “more likely than not" threshold, the Company measures and records the highest probable benefit, and establishes appropriate reserves for benefits that exceed the amount likely to be sustained upon examination. As of December 31, 2024 and 2023, the Company has not recorded any uncertain tax positions or related interest and penalties.

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

13. Defined Contribution Plan

The Company maintains a 401(k) Plan (the “401(k) Plan”) for the benefit of eligible employees. The 401(k) Plan is a defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, that covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Pursuant to the terms of the 401(k) Plan, the Company is required to make non-elective contributions of 3% of eligible participants’ compensation. For the years ended December 31, 2024 and 2023, the Company contributed $0.6 million and $0.8 million to the 401(k) Plan, respectively.

14. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,	Year Ended December 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders	$(169,925)	$(198,643)
Denominator:
Weighted-average common shares outstanding, basic and diluted	118,555,073	109,526,053
Net loss per share attributable to common stockholders, basic and diluted	$(1.43)	$(1.81)

Shares of unvested restricted common stock are not considered outstanding for accounting purposes until vested and were excluded from the calculations of basic net loss per share attributable to common stockholders for the years ended

December 31, 2024 and 2023. There were no shares of unvested restricted common stock for the years ended December 31, 2024 and 2023.

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

	For the Year Ended December 31,	For the Year Ended December 31,
	2024	2023
Stock options to purchase common stock	14,987,559	23,065,514
Warrants to purchase common stock	6,824,712	6,824,712
	21,812,271	29,890,226

15. Related-Party Transactions

As of December 31, 2024 and December 31, 2023, an aggregate of $1.3 million and $0.7 million, respectively, was due to Adimab under the Adimab Assignment Agreement, the Adimab Collaboration Agreement, the Adimab Platform Transfer Agreement and the Adimab DNA Sequencing Services Agreement (as defined below) by the Company and was included in accrued expenses. As of December 31, 2024 and 2023, no amounts were due to the Company from Adimab under the Adimab Assignment Agreement, the Adimab Collaboration Agreement, the Adimab Platform Transfer Agreement or the Adimab DNA Sequencing Services Agreement.

Adimab Assignment Agreement

Under the Adimab Assignment Agreement, Adimab, a principal stockholder of the Company, is entitled to receive milestone and royalty payments upon specified conditions and receives payments from the Company for providing ongoing services under the agreement (see Note 7).

During the year ended December 31, 2024, the Company did not recognize any IPR&D expense with respect to contingent consideration payable under the Adimab Assignment Agreement. During the year ended December 31, 2023, the Company recognized $3.6 million of IPR&D expense with respect to milestones payable under the Adimab Assignment Agreement.

During the years ended December 31, 2024 and 2023, the Company did not recognize any research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Assignment Agreement.

During the year ended December 31, 2024, the Company expensed $1.0 million of royalties as costs of product revenue, while reserving all rights under the Adimab Assignment Agreement and the applicable law. During the year ended December 31, 2023, the Company did not recognize any costs of product revenue with respect to royalties under the Adimab Assignment Agreement.

Adimab Collaboration Agreement

Under the Adimab Collaboration Agreement, the Company is obligated to pay Adimab for certain fees, milestones and royalty payments (see Note 7).

During the years ended December 31, 2024 and 2023, the Company recognized $2.4 million and $5.2 million, respectively, of research and development expense related to the quarterly fee under the Adimab Collaboration Agreement.

During the year ended December 31, 2024, the Company did not recognize any research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Collaboration Agreement. During the year ended December 31, 2023, the Company recognized $0.5 million of research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Collaboration Agreement.

During the year ended December 31, 2024, the Company did not recognize any IPR&D expense related to an option fee. During the year ended December 31, 2023, the Company recognized $1.0 million of IPR&D expense related to an option exercise fee.

During the year ended December 31, 2024, the Company did not recognize any IPR&D expense related to a drug delivery fee or optimization completion fee. During the year ended December 31, 2023, the Company recognized $0.2 million of IPR&D expense related to a drug delivery fee and $0.2 million of IPR&D expense related to an optimization completion fee.

Adimab Platform Transfer Agreement

Under the Adimab Platform Transfer Agreement, the Company is obligated to pay Adimab for certain fees, milestones and royalty payments (see Note 7), including an annual fee of single digit millions on each of the first four anniversaries of the Adimab Platform Transfer Agreement Effective Date.

During the year ended December 31, 2024, the Company recognized $2.0 million of research and development expense related to the annual fee under the Adimab Platform Transfer Agreement.

During the year ended December 31, 2023, the Company recognized $0.7 million of research and development expense related to the annual fee under the Adimab Platform Transfer Agreement.

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

During both the year ended December 31, 2024, and 2023 the Company recognized less than $0.1 million of research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab DNA Sequencing Services Agreement.

Population Health Partners, L.P.

Under the PHP MSA and PHP Work Order, the Company was obligated to pay cash compensation for services and deliverables (see Note 8). Tamsin Berry, a member of the Company’s board of directors, is a Limited Partner of PHP.

During the year ended December 31, 2024, the Company did not recognize any research and development expense related to the cash compensation paid to PHP. During the year ended December 31, 2023, the Company recognized $2.2 million of research and development expense related to services performed by PHP in connection with the PHP Work Order, which terminated in accordance with its terms in May 2023.

As of December 31, 2024, no amounts were due to PHP by the Company, and no amounts were due from PHP to the Company.

16. Segment Reporting

The Company operates as a single reportable and operating segment dedicated to the research and development, commercialization, and sale of mAbs in the U.S to deliver protection from serious viral infectious diseases.

The determination of a single reportable segment is consistent with the consolidated financial information regularly reviewed by the Chief Operating Decision Maker (the “CODM”) in assessing performance and deciding how to allocate resources on a consolidated basis. The CODM is the Principal Executive Officer, who also serves as the Chief Financial Officer.

The CODM assesses performance and allocates resources based on the Company’s net loss reported on the consolidated statements of operations and comprehensive loss. The CODM’s area of focus is period over period fluxes and budget-to-actual variances when assessing performance and deciding how to allocate resources.

The following table presents information about reported segment revenues, and significant segment expenses as provided to the CODM.

	Year Ended December 31,	Year Ended December 31,
	2024	2023
Revenue:
Product revenue, net	$25,384	$—
Total revenue	25,384	—
Operating costs and expenses:
Cost of product revenue	1,618	—
Direct, external research and development expenses by program:
Pemivibart	31,757	96,695
VYD2311	67,505	1,425
Adintrevimab	582	3,857
Total direct, external research and development expenses by program	99,844	101,977
Unallocated research and development expenses(1)	32,430	50,441
Acquired in-process research and development	—	4,975
Other segment items(2)	48,580	36,680
Stock-based compensation	19,788	18,685
Total operating costs and expenses	202,260	212,758
Loss from operations	(176,876)	(212,758)
Other income:
Other income, net(3)	6,951	14,115
Total other income, net	6,951	14,115
Net loss	$(169,925)	$(198,643)

(1)
Includes personnel related expenses (excluding research and development stock-based compensation) and external discovery-related and other costs.
(2)
Includes commercial, general and administrative personnel related costs (excluding stock-based compensation), professional and consulting fees and other costs.
(3)
Includes interest income of $7,216 and $14,162 for the years ended December 31, 2024 and 2023 respectively.