Form 10-Q
period 2025-03-31
Invivyd, Inc.
filed 2025-05-15
CIK 1832038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 1, 2025, the registrant had 119,961,445 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

INVIVYD, INC.

Condensed Consolidated Balance Sheets

(UNaudited)

(In thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$48,078	$69,349
Accounts receivable	8,561	10,906
Prepaid expenses and other current assets	19,186	20,426
Total current assets	75,825	100,681
Inventory	25,419	25,907
Property and equipment, net	1,523	1,508
Operating lease right-of-use assets	953	1,385
Other non-current assets	24	34
Total assets	$103,744	$129,515
Liabilities, Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,739	$10,448
Accrued expenses (1)	39,928	50,197
Operating lease liabilities	894	1,304
Other current liability	34	27
Total current liabilities	49,595	61,976
Total liabilities	49,595	61,976
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock (undesignated), $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized, 119,961,445 shares issued and outstanding at March 31, 2025; 119,835,162 shares issued and outstanding at December 31, 2024	12	12
Additional paid-in capital	972,433	969,526
Accumulated other comprehensive loss	(13)	(5)
Accumulated deficit	(918,283)	(901,994)
Total stockholders’ equity	54,149	67,539
Total liabilities, preferred stock and stockholders’ equity	$103,744	$129,515

(1)
Includes related-party amounts of $456 and $1,274 as of March 31, 2025 and December 31, 2024, respectively (see Note 15).

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVIVYD, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(UNaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,	Three Months Ended March 31,
	2025	2024
Revenue:
Product revenue, net	$11,304	$—
Total revenue	11,304	—
Operating costs and expenses:
Cost of product revenue(1)	834	—
Research and development(2)	10,641	31,160
Selling, general and administrative	16,751	14,929
Total operating costs and expenses	28,226	46,089
Loss from operations	(16,922)	(46,089)
Other income:
Other income, net	633	2,593
Total other income, net	633	2,593
Net loss	(16,289)	(43,496)
Other comprehensive income (loss)
Unrealized (loss) gain, net of tax	(8)	1
Comprehensive loss	$(16,297)	$(43,495)
Net loss per share attributable to common stockholders, basic and diluted	$(0.14)	$(0.38)
Weighted-average common shares outstanding, basic and diluted	119,883,479	115,618,209

(1)
Includes related-party amounts of $452 for the three months ended March 31, 2025 and no related-party amounts for the three months ended March 31, 2024 (see Note 15).
(2)
Includes related-party amounts of $1,128 and $1,135 for the three months ended March 31, 2025 and 2024, respectively (see Note 15).

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVIVYD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2024	119,835,162	$12	—	$—	$969,526	$(5)	$(901,994)	67,539
Stock-based compensation expense	—	—	—	—	2,826	—	—	2,826
Exercise of stock options	36,111	—	—	—	37	—	—	37
Issuance of common stock under the employee stock purchase plan	90,172	—	—	—	44	—	—	44
Unrealized loss, net of tax	—	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	—	(16,289)	(16,289)
Balances at March 31, 2025	119,961,445	$12	—	$—	$972,433	$(13)	$(918,283)	$54,149

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2023	110,160,684	$11	—	$—	$909,539	$(13)	$(732,069)	$177,468
Stock-based compensation expense	—	—	—	—	5,379	—	—	5,379
Issuance of common stock, net of issuance costs	9,000,000	1	—	—	39,056	—	—	39,057
Issuance of common stock under the employee stock purchase plan	60,546	—	—	—	89	—	—	89
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(43,496)	(43,496)
Balances at March 31, 2024	119,221,230	$12	—	$—	$954,063	$(12)	$(775,565)	$178,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVIVYD, INC.

Condensed Consolidated Statements of Cash Flows

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(16,289)	$(43,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,826	5,379
Amortization of operating lease right-of-use assets	432	402
Depreciation and amortization expense	306	122
Changes in operating assets and liabilities:
Accounts receivable	2,345	—
Inventory	(58)	(104)
Prepaid expenses and other current assets	1,348	4,015
Other non-current assets	10	(1,682)
Accounts payable	(1,637)	(6,785)
Accrued expenses	(10,009)	(6,964)
Operating lease liabilities	(410)	(406)
Other current liabilities	7	5
Other non-current liabilities	—	(700)
Net cash used in operating activities	(21,129)	(50,214)
Cash flows from investing activities:
Purchases of property and equipment	(144)	(140)
Net cash used in investing activities	(144)	(140)
Cash flows from financing activities:
Proceeds from exercises of stock options	37	—
Proceeds from issuance of common stock under the employee stock purchase plan	44	89
Proceeds from issuance of common stock, net of issuance costs	—	39,285
Payments for offering costs	(71)	(273)
Net cash provided by financing activities	10	39,101
Effect of exchange rate changes on cash and cash equivalents	(8)	—
Net decrease in cash and cash equivalents	(21,271)	(11,253)
Cash and cash equivalents at beginning of period	69,349	200,641
Cash and cash equivalents at end of period	$48,078	$189,388
Supplemental disclosure of cash flow information
Deferred offering costs in accrued expenses	$—	$133

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVIVYD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Nature of the Business and Basis of Presentation

Invivyd, Inc. (the “Company”) is a biopharmaceutical company devoted to delivering protection from serious viral infectious diseases, beginning with SARS-CoV-2. PEMGARDA™ (pemivibart) is the Company’s first monoclonal antibody (“mAb”) to receive regulatory authorization and was designed to keep pace with SARS-CoV-2 viral evolution.

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

To date, the Company has received regulatory authorization for only one product candidate, PEMGARDA, which has not been approved, but has been authorized for emergency use by the FDA under an EUA, for pre-exposure prophylaxis of COVID-19 in certain adults and adolescent individuals (12 years of age and older weighing at least 40 kg). Beyond pemivibart and VYD2311, all of the Company’s other product candidates, other than adintrevimab, are currently in research development. The Company has initiated discovery efforts to assess pipeline expansion beyond SARS-CoV-2, including potential targets such as respiratory syncytial virus and measles. The Company’s additional product candidates will require significant additional research and development efforts, including extensive clinical testing, and regulatory authorization or approval prior to potential commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and compliance-reporting capabilities. It is uncertain when, if ever, the Company will generate substantial revenue from product sales to be able to fund its operating expenses and capital requirements.

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

The Company has incurred recurring losses and negative cash flows from operations since its inception, including a net loss of $16.3 million for the three months ended March 31, 2025. As of March 31, 2025, the Company had an accumulated deficit of $918.3 million. The Company may continue to generate operating losses for the foreseeable future.

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2025, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024, the condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024 and the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2025 and 2024 are unaudited.

The accompanying unaudited condensed consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. The accompanying condensed consolidated balance sheet as of December 31, 2024 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited annual consolidated financial statements, and the notes thereto, as of and for the year ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 20, 2025 (the “2024 Form 10-K”).

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of March 31, 2025 and December 31, 2024, the condensed consolidated results of operations for the three months ended March 31, 2025 and 2024, the condensed consolidated cash flows for the three months ended March 31, 2025 and 2024, and changes in stockholders’ equity for the three months ended March 31, 2025 and 2024 have been made. The Company’s condensed consolidated results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025.

2. Summary of Significant Accounting Policies

As of March 31, 2025, the Company’s significant accounting policies and estimates, which are detailed in the Company’s 2024 Form 10-K, have not materially changed.

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

Recently Issued Accounting Pronouncements

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

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2025:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$46,734	$—	$—	$46,734
	$46,734	$—	$—	$46,734

	Fair Value Measurements at December 31, 2024:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$68,345	$—	$—	$68,345
	$68,345	$—	$—	$68,345

The money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy.

There were no changes to the valuation methods during the three months ended March 31, 2025 or 2024.

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers into or out of Level 1, Level 2 or Level 3 fair value measurements during the three months ended March 31, 2025 or 2024.

4. Inventory

The following table presents non-current inventories (in thousands):

	March 31, 2025	December 31, 2024
Work in process	$20,769	$20,769
Finished goods	4,650	5,138
	$25,419	$25,907

As of March 31, 2025, $0.4 million of finished goods inventory was classified as a current asset and included within prepaid and other current assets in the condensed consolidated balance sheet. Please refer to Note 5 for additional information.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid external research, development and manufacturing costs	$15,060	$15,264
Prepaid insurance	823	1,173
Prepaid compensation and other	2,669	3,726
Interest receivable	192	263
Finished goods inventory, current	442	—
	$19,186	$20,426

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued external research, development and manufacturing costs	$34,004	$41,680
Accrued professional and consultant fees	2,050	2,199
Accrued employee compensation	1,491	3,916
Accrued inventory	414	518
Other	1,969	1,884
	$39,928	$50,197

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

Amounts paid with respect to services performed by Adimab on the Company’s behalf under the Adimab Assignment Agreement are recognized as research and development expense as such amounts are incurred. During the three months ended March 31, 2025 and 2024, the Company did not recognize any research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Assignment Agreement. Please refer to Note 15 for additional information.

The Company is obligated to pay Adimab up to $16.5 million upon the achievement of specified development and regulatory milestones for the first Product under the agreement that achieves such specified milestones and up to $8.1 million upon the achievement of specified development and regulatory milestones for the second Product under the agreement that achieves such specified milestones. The maximum aggregate amount of milestone payments payable under the agreement for any and all Products is $24.6 million, of which a total of $11.1 million has been achieved and paid through March 31, 2025; however, milestone payments do not accrue for certain in vitro diagnostic devices consisting of or containing CoV Antibodies.

In March 2023, the Company achieved the first specified milestone for the second product candidate under the Adimab Assignment Agreement upon dosing of the first subject in a Phase 1 clinical trial evaluating pemivibart, which obligated the Company to make a $0.4 million milestone payment to Adimab, which was paid in May 2023. In September 2023, the Company achieved specified milestones for the second product candidate under the Adimab Assignment Agreement upon dosing of the first subject in a pivotal clinical trial evaluating pemivibart, which obligated the Company to make a $3.2 million milestone payment to Adimab, which was paid in October 2023. The next potential milestone under the Adimab Assignment Agreement is a low single-digit million-dollar regulatory milestone, which was not considered probable under U.S. GAAP and therefore, no expense was recognized as of March 31, 2025.

During the three months ended March 31, 2025 and 2024, the Company did not recognize any in-process research and development (“IPR&D”) expense with respect to contingent consideration payable under the Adimab Assignment Agreement. Except for milestone payments of $11.1 million incurred through December 31, 2023, no other milestone payments have been paid to or have been earned by Adimab through March 31, 2025.

The Company is obligated to pay Adimab royalties of a mid-single-digit percentage based on net sales of any Products, beginning upon the first commercial sale of a Product in accordance with the Adimab Assignment Agreement. The royalty rate is subject to reductions specified under the agreement. Royalties are due on a Product-by-Product and country-by-country basis beginning upon the first commercial sale of each Product and ending on the later of (i) 12 years after the first commercial sale of such Product in such country and (ii) the expiration of the last valid claim of a patent covering such Product in such country (the “Royalty Term”). During the three months ended March 31, 2025, the Company expensed $0.5 million of royalties, while reserving all rights under the Adimab Assignment Agreement and the applicable law. During the three months ended March 31, 2024, the Company did not expense any royalties. In addition, the Company is obligated to pay Adimab royalties of a specified percentage in the range of 45% to 55% of any compulsory sublicense consideration received by the Company in lieu of certain royalty payments.

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

The Company agreed to pay Adimab a quarterly fee of $1.3 million, which could be cancelled at the Company’s option at any time. For so long as the Company was paying such quarterly fee (or earlier if (i) the Company experienced a change of control after the third anniversary of the Adimab Collaboration Agreement or (ii) Adimab owned less than a specified percentage of the Company’s equity), Adimab and its affiliates agreed not to assist or direct certain third parties to discover or optimize antibodies intended to bind to coronaviruses or influenza viruses. Under the Adimab Collaboration Agreement, the Company could also elect to decrease the scope of Adimab’s exclusivity obligations and obtain a corresponding decrease in the quarterly fee. In December 2023, the Company elected to decrease the scope of Adimab’s exclusivity obligations to cover only coronaviruses and obtained a corresponding decrease in the quarterly fee. Effective January 2024, the Company became obligated to pay Adimab a quarterly fee of $0.6 million. During both the three months ended March 31, 2025 and 2024, the Company recognized $0.6 million of research and development expense related to the quarterly fee.

For each agreed upon research program that is commenced, the Company is obligated to pay Adimab quarterly for its services performed during a given research program at a specified full-time equivalent rate; a discovery delivery fee of $0.2 million; and an optimization completion fee of $0.2 million. For each option exercised by the Company to commercialize a specific research program, the Company is obligated to pay Adimab an exercise fee of $1.0 million. Amounts paid with respect to services performed by Adimab on the Company’s behalf in each of the research programs under the Adimab Collaboration Agreement are recognized as research and development expense as such amounts are incurred and services are rendered. During both the three months ended March 31, 2025 and 2024, the Company did not recognize any research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Collaboration Agreement. During both the three months ended March 31, 2025 and 2024, the

Company did not recognize any IPR&D expense related to drug delivery fees, optimization completion fees or option exercise fees. Please refer to Note 15 for additional information.

The Company is obligated to pay Adimab up to $18.0 million upon the achievement of specified development and regulatory milestones for each product under the Adimab Collaboration Agreement that achieves such milestones. The next potential milestone under the Adimab Collaboration Agreement is a low single-digit million-dollar clinical milestone, which was not considered probable under U.S. GAAP and therefore, no expense was recognized as of March 31, 2025. The Company is also obligated to pay Adimab royalties of a mid-single-digit percentage based on net sales of any product under the Adimab Collaboration Agreement, subject to reductions for third-party licenses. The royalty term will expire for each product on a country-by-country basis upon the later of (i) 12 years after the first commercial sale of such product in such country and (ii) the expiration of the last valid claim of any patent claiming composition of matter or method of making or using any antibody identified or optimized under the Adimab Collaboration Agreement in such country.

In addition, the Company is obligated to pay Adimab for Adimab’s performance of certain validation work with respect to certain antigens acquired from a third party. In consideration for this work, the Company is obligated to pay Adimab royalties of a low single-digit percentage based on net sales of products that contain such antigens for the same royalty term as antibody-based products, but the Company is not obligated to make any milestone payments for such antigen products. Through March 31, 2025, no royalty payments have been paid to or have been earned by Adimab under the Adimab Collaboration Agreement.

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

The Company is obligated to pay Adimab an annual fee of single digit millions on each of the first four anniversaries of the Adimab Platform Transfer Agreement Effective Date, which allows the Company to receive material improvements to the platform technology, including materially improved antibody optimization libraries, updates that provide new functionality to the platform, and software upgrades, from Adimab through June 2027. The first annual fee became due in September 2023 and was paid in October 2023. During both the three months ended March 31, 2025 and 2024, the Company recognized $0.5 million of research and development expense related to the annual fees. Beginning in July 2027 and ending in June 2042, unless terminated earlier, the Company has the option to receive additional material improvements to the platform technology from Adimab, subject to a commercially reasonable fee to be negotiated by the parties.

The Company is obligated to pay Adimab up to $9.5 million upon the achievement of specified development and regulatory milestones for each product under the Adimab Platform Transfer Agreement that achieves such milestones. The next potential milestone under the Adimab Platform Transfer Agreement is a mid-six-digit dollar preclinical milestone, which was not considered probable under U.S. GAAP and therefore, no expense was recognized as of March 31, 2025.

In addition, the Company is obligated to pay Adimab royalties of a low single-digit percentage based on net sales of products containing an antibody discovered, engineered or optimized using Adimab’s platform technology, subject to reductions specified under the Adimab Platform Transfer Agreement. Royalties are due on a product-by-product and country-by-country basis. The royalty term will expire for each product on a country-by-country basis upon the later of (i) 12 years after the first commercial sale of such product in such country and (ii) the expiration of the last valid claim of a program antibody patent for covering the program antibody contained in such product in such country. Through March 31, 2025, no royalty payments have been paid to or have been earned by Adimab under the Adimab Platform Transfer Agreement.

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

The Company is also obligated to pay royalties in the range of less than 1.0% to WuXi Biologics based on net sales of any Licensed Products manufactured by the Company or a third party on its behalf. However, if the Company uses WuXi Biologics to manufacture all of its commercial supplies for Licensed Products, no royalties would be owed by the Company to WuXi Biologics for net sales of Licensed Products. The Company has an option to buy out its royalty obligations on a Licensed Cell Line-by-Licensed Cell Line basis by making a one-time payment in the low eight-figures to WuXi Biologics. Royalties are due on a Licensed Product-by-Licensed Product basis commencing on the date of the first commercial sale of the applicable product and continuing for so long as the Company commercializes Licensed Products or, if earlier, until the Company exercises its option to buy out the royalty obligations. Through March 31, 2025, no royalties had become due to WuXi Biologics.

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

The Company concluded that the Cell Line License Agreement represented an asset acquisition of IPR&D with no alternative future use. The Cell Line License Agreement did not qualify as a business combination because substantially all of the fair value of the assets acquired was concentrated in a single asset. The Company did not recognize any IPR&D expense under the Cell Line License Agreement during both the three months ended March 31, 2025 and 2024.

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

During both the three months ended March 31, 2025 and 2024, the Company did not pay any cash compensation to PHP and therefore did not recognize any research and development expense related thereto.

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

9. Commitments and Contingencies

Operating Lease Commitments

In September 2021, the Company entered into a five-year noncancelable facilities lease agreement for approximately 9,600 square feet of office space in Waltham, Massachusetts, which provides for monthly rental payments, including base rent charges of $0.4 million per year, subject to periodic rent increases, and the Company’s proportionate share of operating expenses. This lease agreement is scheduled to expire on May 31, 2025.

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

The components of operating lease expense were as follows (in thousands):

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2025	2024
Lease cost:
Operating lease cost	$447	$430
Variable lease cost	5	3
Total lease cost	$452	$433

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$425	$435

Future minimum lease payments under the noncancelable leases as of March 31, 2025 was as follows (in thousands):

Year Ending December 31,	Operating Lease
2025 (excluding the three months ended March 31, 2025)	$910
Total lease payments	910
Present value adjustment	(16)
Present value of operating lease liability	$894

As of March 31, 2025, the Company’s operating leases were measured using a weighted-average incremental borrowing rate of 6.0% over a weighted-average remaining lease term of 0.6 years.

As of March 31, 2024, the Company’s operating leases were measured using a weighted-average incremental borrowing rate of 6.0% over a weighted-average remaining lease term of 1.7 years.

The total operating liabilities are presented on the Company’s condensed consolidated balance sheet based on maturity dates. $0.9 million is classified under “operating lease liabilities, current” for the portion due within twelve months. There was no operating lease liability classified under “operating lease liabilities, non-current”.

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

Through March 31, 2025, the Company committed to noncancelable purchase obligations related to commercial drug substance and drug product manufacturing under the Commercial Manufacturing Agreement. As of March 31, 2025, the total remaining contractually binding commercial drug substance and drug product purchase obligations due to WuXi Biologics was $27.4 million, which is expected to be paid in 2025. As of March 31, 2025, the total remaining purchase obligation, related to the contractually binding commercial drug substance and drug product batches, was included in accounts payable and accrued expenses, which is expected to be paid in 2025.

Through March 31, 2025, the Company committed to noncancelable purchase obligations related to the procurement of materials to be used in future drug substance and drug product manufacturing under the Commercial Manufacturing Agreement. As of March 31, 2025, the total remaining contractually binding purchase obligations due to WuXi Biologics was $6.3 million, which is expected to be paid in 2025. As of March 31, 2025, the total remaining purchase obligation, related to the procurement of materials to be used in future drug substance and drug product manufacturing, was included in accounts payable and accrued expenses, which is expected to be paid in 2025.

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

Other Contracts

The Company enters into agreements with third parties in the ordinary course of business for various products and services, including those related to research, preclinical and clinical operations, manufacturing and support, supply chain, and distribution. These contracts do not contain any material minimum purchase commitments. Certain of these agreements provide for termination rights subject to the payment of termination fees and/or wind-down costs. Under such agreements, the Company is contractually obligated to make certain payments to vendors upon early termination, primarily to reimburse them for their unrecoverable outlays incurred prior to cancellation as well as any amounts owed by the Company prior to early termination. The actual amounts the Company could pay in the future to the vendors under such agreements may differ from the purchase order amounts due to cancellation provisions. The termination fees were not probable of payment as of March 31, 2025 and December 31, 2024.

Legal Proceedings

From time to time, the Company may become involved in legal proceedings or other litigation relating to claims arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and estimated exposure amount. Legal fees and other costs associated with such proceedings are expensed as incurred. As of March 31, 2025, the Company was not a party to any material legal proceedings.

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

10. Common Stock

Shares Reserved for Future Issuance

As of March 31, 2025, the Company had reserved 37,552,075 shares of common stock for the exercise of outstanding stock options and the issuance of awards available for grant under the Company’s 2020 Equity Incentive Plan, 2021 Equity Incentive Plan and 2021 Employee Stock Purchase Plan (see Note 11).

Shelf Registration Statement

In September 2022, the Company filed a shelf registration statement on Form S-3 with the SEC and an accompanying base prospectus, which was declared effective by the SEC on October 5, 2022, for the offer and sale of up to $400 million of the Company’s securities. As of March 31, 2025, $325 million of the Company’s securities remained available for offer and sale under this shelf registration statement.

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

In February 2024, the Company sold 9,000,000 shares of its common stock under the Sales Agreement at an average price of $4.50 per share for $39.3 million in net proceeds. As of March 31, 2025, $34.5 million remained available for sale under the Sales Agreement.

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

As of March 31, 2025, there were 1,036,823 shares authorized to be issued upon the exercise of outstanding stock option grants and no shares reserved for future issuance under the 2020 Plan.

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

As of March 31, 2025, there were an aggregate of 36,796,593 shares authorized to be issued under the 2020 Plan and the 2021 Plan, which included 1,036,823 and 23,677,879 shares authorized to be issued upon the exercise of outstanding stock option and restricted stock unit grants from the 2020 Plan and 2021 Plan, respectively, and 0 and 12,081,891 shares reserved for future issuance under the 2020 Plan and 2021 Plan, respectively.

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

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of stock options granted:

	Three Months Ended March 31,	Three Months Ended March 31,
	2025	2024
Expected term (in years)	5.8	5.8
Expected volatility	60.9%	62.8%
Risk-free interest rate	4.4%	4.0%
Expected dividend yield	—%	—%

Stock Option Activity

The following table summarizes the Company’s stock option activity since December 31, 2024:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2024	14,987,559	$4.51	7.5	$—
Granted	9,241,125	$1.57
Exercised	(36,111)	$1.03
Forfeited	(1,177,871)	$5.63
Outstanding at March 31, 2025	23,014,702	$3.28	8.3	$65
Vested and expected to vest at March 31, 2025	23,014,702	$3.28	8.3	$65
Options exercisable at March 31, 2025	7,459,455	$5.66	6.3	$—

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2025 and 2024 was $0.93 and $2.53, respectively, per share.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair market value of the common stock for the options that had exercise prices lower than the estimated fair value of the Company’s common stock at March 31, 2025 and 2024.

The total intrinsic value of stock options exercised was less than $0.1 million and $0 for the three months ended March 31, 2025 and 2024, respectively.

Restricted Stock Unit Activity

In February 2025, the Company’s board of directors approved restricted stock unit (“RSU”) grants to the Company’s executive officers under the 2021 Plan. An aggregate of 1,700,000 RSUs were issued at a grant date fair value of $1.61 per share. The RSUs will vest over an eighteen-month period, with one-third of the RSUs vesting every six months following the grant date of February 15, 2025, subject to continuous service as of each vesting date.

The following table summarizes the Company’s RSU activity since December 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2024	—	$—
Granted	1,700,000	$1.61
Vested	—	$—
Forfeited	—	$—
Outstanding at March 31, 2025	1,700,000	$1.61

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense (service-based stock options, RSUs, and the Company’s employee stock purchase plan) in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,	Three Months Ended March 31,
	2025	2024
Research and development	$831	$1,677
Selling, general and administrative	1,995	3,702
	$2,826	$5,379

As of March 31, 2025, total unrecognized stock-based compensation expense related to unvested stock options was $19.0 million, which is expected to be recognized over a weighted-average period of 2.5 years.

As of March 31, 2025, the total unrecognized stock-based compensation expense related to unvested RSUs was $2.5 million, which is expected to be recognized over a weighted-average period of 1.38 years.

2021 Employee Stock Purchase Plan

In July 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective immediately prior to and contingent upon the execution of the underwriting agreement related to the Company’s IPO. A total of 1,342,773 shares of common stock were initially reserved for issuance under the 2021 ESPP. There were 587,291 shares issued under the 2021 ESPP as of March 31, 2025. The number of shares of common stock that may be issued under the 2021 ESPP will automatically increase on the first day of each calendar year, pursuant to the evergreen provision thereof, beginning on January 1, 2022 and continuing through January 1, 2031, by an amount equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the calendar month before the date of each automatic increase, (ii) 2,685,546 shares and (iii) an amount determined by the Company’s board of directors. The number of shares to be issued under the 2021 ESPP did not increase pursuant to the evergreen provision thereof on January 1, 2023, January 1, 2024, nor January 1, 2025, as determined by the Company’s board of directors. The first offering under the 2021 ESPP was June 6, 2022. As of March 31, 2025, 755,482 shares remained available for issuance under the 2021 ESPP. During both the three months ended March 31, 2025 and 2024, the Company recognized less than $0.1 million in related stock-based compensation expense.

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

There were no warrants issued during the three months ended March 31, 2025 and 2024. As of March 31, 2025, there were 6,824,712 warrants outstanding and not yet vested at a weighted-average exercise price of $3.48, with a weighted-average remaining contractual term of 7.63 years.

12. Income Taxes

For the three months ended March 31, 2025 and 2024, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period, due to its uncertainty of realizing a benefit from those items. Substantially all of the Company’s operating losses since inception have been generated in the U.S.

13. Defined Contribution Plan

The Company maintains a 401(k) Plan (the “401(k) Plan”) for the benefit of eligible employees. The 401(k) Plan is a defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, that covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Pursuant to the terms of the 401(k) Plan, the Company is required to make non-elective contributions of 3% of eligible participants’ compensation. For both the three months ended March 31, 2025 and 2024, the Company contributed $0.2 million to the 401(k) Plan.

14. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(16,289)	$(43,496)
Denominator:
Weighted-average common shares outstanding, basic and diluted	119,883,479	115,618,209
Net loss per share attributable to common stockholders, basic and diluted	$(0.14)	$(0.38)

Shares of unvested restricted common stock are not considered outstanding for accounting purposes until vested and were excluded from the calculations of basic net loss per share attributable to common stockholders for the three months ended March 31, 2025. There were no shares of unvested restricted common stock for the three months ended March 31, 2024.

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

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2025	2024
Stock options to purchase common stock	23,014,702	26,364,033
Restricted stock units	1,700,000	—
Warrants to purchase common stock	6,824,712	6,824,712
	31,539,414	33,188,745

15. Related-Party Transactions

As of March 31, 2025 and December 31, 2024, an aggregate of $0.5 million and $1.3 million, respectively, was due to Adimab under the Adimab Assignment Agreement, the Adimab Collaboration Agreement, the Adimab Platform Transfer Agreement and the Adimab DNA Sequencing Services Agreement (as defined below) by the Company and was included in accrued expenses. As of March 31, 2025 and December 31, 2024, no amounts were due to the Company from Adimab under the Adimab Assignment Agreement, the Adimab Collaboration Agreement, the Adimab Platform Transfer Agreement or the Adimab DNA Sequencing Services Agreement.

Adimab Assignment Agreement

Under the Adimab Assignment Agreement, Adimab, a principal stockholder of the Company, is entitled to receive milestone and royalty payments upon specified conditions and receives payments from the Company for providing ongoing services under the agreement (see Note 7).

During both the three months ended March 31, 2025 and 2024, the Company did not recognize any IPR&D expense with respect to contingent consideration payable under the Adimab Assignment Agreement.

During both the three months ended March 31, 2025 and 2024, the Company did not recognize any research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Assignment Agreement.

During the three months ended March 31, 2025, the Company expensed $0.5 million of royalties as costs of product revenue, while reserving all rights under the Adimab Assignment Agreement and the applicable law. During the three months ended March 31, 2024, the Company did not recognize any costs of product revenue with respect to royalties under the Adimab Assignment Agreement.

Adimab Collaboration Agreement

Under the Adimab Collaboration Agreement, the Company is obligated to pay Adimab for certain fees, milestones and royalty payments (see Note 7).

During both the three months ended March 31, 2025 and 2024, the Company recognized $0.6 million of research and development expense related to the quarterly fee under the Adimab Collaboration Agreement.

During both the three months ended March 31, 2025 and 2024, the Company did not recognize any research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Collaboration Agreement.

Adimab Platform Transfer Agreement

Under the Adimab Platform Transfer Agreement, the Company is obligated to pay Adimab for certain fees, milestones and royalty payments (see Note 7), including an annual fee of single digit millions on each of the first four anniversaries of the Adimab Platform Transfer Agreement Effective Date.

During both the three months ended March 31, 2025 and 2024, the Company recognized $0.5 million of research and development expense related to the annual fee under the Adimab Platform Transfer Agreement.

Adimab DNA Sequencing Services Agreement

In May 2023, as amended in January 2024 and January 2025, the Company entered into a Services Agreement with Adimab for Adimab to perform DNA sequencing on yeast samples provided by the Company, and the delivery of the resulting data and information to the Company (the “Adimab DNA Sequencing Services Agreement”). In exchange for the services performed, the Company will pay Adimab a fee for each yeast-derived DNA template sample present in the well within the sequencer plate.

During both the three months ended March 31, 2025 and 2024, the Company recognized less than $0.1 million of research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab DNA Sequencing Services Agreement.

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

The following table presents information about reported segment revenues, and significant segment expenses as provided to the CODM.

	Three Months Ended March 31,	Three Months Ended March 31,
	2025	2024
Revenue:
Product revenue, net	$11,304	$—
Total revenue	11,304	—
Operating costs and expenses:
Cost of product revenue	834	—
Direct, external research and development expenses by program:
Pemivibart	1,391	18,737
VYD2311	1,502	1,908
Adintrevimab	154	127
Total direct, external research and development expenses by program	3,047	20,772
Unallocated research and development expenses(1)	6,763	8,711
Other segment items(2)	14,756	11,227
Stock-based compensation	2,826	5,379
Total operating costs and expenses	28,226	46,089
Loss from operations	(16,922)	(46,089)
Other income:
Other income, net(3)	633	2,593
Total other income, net	633	2,593
Net loss	$(16,289)	$(43,496)
(1)
Includes personnel related expenses (excluding research and development stock-based compensation) and external discovery-related and other costs.

(2)
Includes commercial, general and administrative personnel related costs (excluding stock-based compensation), professional and consulting fees and other costs.
(3)
Includes interest income of $628 and $2,599 for the three months ended March 31, 2025 and 2024, respectively.

17. Subsequent Events

On April 18, 2025, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank, a division of First Citizens Bank & Trust Company, as lender (the “Lender”). The Loan Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $30 million (the “Term Facility”) consisting of (a) Term A Loans in an aggregate principal amount of up to $10 million, which shall be available to be drawn from and after August 15, 2025 through December 31, 2026 upon compliance with certain financial covenants and conditions, (b) Term B Loans in an aggregate principal amount of up to $10 million, which shall be available to be drawn during the period commencing on the date of the achievement of certain net product revenue milestones and ending on June 30, 2027, and (c) Term C Loans in an aggregate principal amount of up to $10 million, which shall be available to be drawn during the period commencing on the date of the achievement of certain net product revenue milestones and ending on June 30, 2027. The proceeds of the Term Facility may be used for working capital and general business purposes.

The loans under the Term Facility are due and payable on March 1, 2029 and bear interest that is payable monthly, commencing with the month in which any loans are funded under the Term Facility, in arrears at a per annum rate, subject to increase during an Event of Default (as defined in the Loan Agreement), equal to the greater of (x) the Wall Street Journal prime rate minus 0.25%, subject to a 9.00% cap, and (y) 6.00%. Commencing on April 1, 2027, which date may be extended to April 1, 2028 upon the achievement of certain net product revenue milestones (the “Interest-Only Period Extension”), the Company is required to repay the principal of the Term Facility in 24 consecutive equal monthly installments or, in the case of the Interest-Only Period Extension, 12 consecutive equal monthly installments. At maturity, or if earlier prepaid, the Company will also be required to pay a final payment fee equal to 4.50% of the aggregate principal amount of the loans advanced under the Term Facility. The Loan Agreement provides for an unused term loan commitment fee equal to 1.00% of the Term Facility upon the earliest to occur of (a) July 1, 2027, (b) the occurrence of an Event of Default under the Loan Agreement and (c) the termination of the Loan Agreement; provided, that such fee will be waived by the Lender in the event that the Company has requested and the Lender has funded any loans under the Term Facility prior to such date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on March 20, 2025 (the “2024 Form 10-K”). Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to Invivyd, Inc. together with its consolidated subsidiaries.

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
•
the design of PEMGARDA to keep pace with SARS-CoV-2 viral evolution;
•
our expectations related to VYD2311, our next generation monoclonal antibody (“mAb”) candidate for COVID-19, and the potential of VYD2311 to offer the ability to deliver clinically meaningful titer levels through more system- and patient-friendly means;
•
the anticipated timing, design, progress and results of preclinical studies and clinical trials of our product candidates, including statements regarding initiation or completion of studies or trials and related preparatory work, the period during which results of any studies or trials will become available, and potential regulatory submissions;
•
our devotion to delivering protection from serious viral infectious diseases, and our aim to develop mAbs that could be used in prevention or treatment of serious viral diseases, starting with COVID-19 and potentially expanding into other high-need indications;
•
our discovery efforts to assess pipeline expansion beyond SARS-CoV-2, including potential targets such as respiratory syncytial virus and measles;
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
•
our ability to identify and develop future product candidates;

•
our estimates of our expenses, ongoing losses, future potential revenue, capital requirements and our need for or ability to obtain additional funding;
•
our expectations regarding our ability to continue as a going concern; and
•
our competitive position and the development of and projections relating to our competitors or our industry.

The foregoing list of forward-looking statements is not exhaustive. You should refer to the “Risk Factors” sections of the 2024 Form 10-K and this Quarterly Report on Form 10-Q for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Other sections of this Quarterly Report on Form 10-Q may include additional factors that could harm our business and financial performance. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. You should, however, review the factors and risks and other information we describe in the reports we file from time to time with the SEC.

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

Since our inception, we have devoted substantially all of our resources to organizing and staffing, building an intellectual property portfolio, business planning, conducting research and development, establishing and executing arrangements with third parties for the manufacture of our product candidates, and raising capital. Our recent focus has been and will continue to be supporting the commercialization of PEMGARDA, advancing VYD2311 as our next generation mAb candidate for COVID-19, and establishing streamlined development pathways that could enable us to efficiently introduce new mAb candidates targeting SARS-CoV-2, leveraging previously generated safety and efficacy data from our clinical trials of adintrevimab and/or pemivibart. We have also initiated discovery efforts to assess pipeline expansion beyond SARS-CoV-2, including potential targets such as respiratory syncytial virus and measles.

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

Since our inception, we have incurred significant losses, including a net loss of $16.3 million for the three months ended March 31, 2025. As of March 31, 2025, we had an accumulated deficit of $918.3 million. We may continue to incur significant expenses and recognize losses in the foreseeable future as we expand and progress our research and development activities, manufacturing activities and commercialization efforts. In addition, our losses from operations may fluctuate significantly from period to period depending on the timing of our clinical trials and our expenditures on other research and development activities, manufacturing activities, and commercialization efforts. Our expenses could increase substantially in connection with our ongoing activities, as we:

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

Based on current operating plans and excluding any contribution from future revenues or external financing, we will not have sufficient cash and cash equivalents to fund our operating expenses and capital requirements beyond one year from the issuance date of the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, and therefore, we have concluded that there is substantial doubt about our ability to continue as a going concern. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See the section entitled “Liquidity and Capital Resources” for more information.

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

Through March 31, 2025, we have operated as a hybrid company with employees working at our corporate headquarters and remotely. We have not incurred material operating expenses for the rent, maintenance and insurance of facilities, or for the depreciation of fixed assets.

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

We continue to monitor the manner in which countries will enact legislation to implement the Pillar Two framework proposed by the Organisation for Economic Co-operation and Development, which proposes a 15% global corporate minimum tax. As of March 31, 2025, various countries have enacted aspects of Pillar Two while committing to enact additional aspects in future years. While we do not expect these rules to have a material impact on our effective tax rate, we continue to monitor these initiatives on a global basis.

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Revenue:
Product revenue, net	$11,304	$—	$11,304
Total revenue	11,304	—	11,304
Operating costs and expenses:
Cost of product revenue	$834	$—	$834
Research and development	10,641	31,160	(20,519)
Selling, general and administrative	16,751	14,929	1,822
Total operating costs and expenses	28,226	46,089	(17,863)
Loss from operations	(16,922)	(46,089)	29,167
Other income:
Other income, net	633	2,593	(1,960)
Total other income, net	633	2,593	(1,960)
Net loss	$(16,289)	$(43,496)	$27,207

The following discussion presents the components of our expenses for the periods presented:

Product Revenue, Net

Product revenue, net was $11.3 million for the three months ended March 31, 2025. There was no product revenue, net for the three months ended March 31, 2024. The $11.3 million increase is the result of product sales following the launch of PEMGARDA in April 2024.

Cost of Product Revenue

Cost of product revenue was $0.8 million for the three months ended March 31, 2025. There was no cost of product revenue for the three months ended March 31, 2024. The $0.8 million increase is the result of PEMGARDA product sales following launch and certain period costs.

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

Research and Development Expenses

	Three Months Ended March 31,	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Direct, external research and development expenses by program:
Pemivibart(1)	$1,391	$18,737	$(17,346)
VYD2311(2)	1,502	1,908	(406)
Adintrevimab	154	127	27
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	4,011	6,738	(2,727)
External discovery-related and other costs	3,583	3,650	(67)
Total research and development expenses	$10,641	$31,160	$(20,519)

(1) In March 2023, we announced the nomination of VYD222 (pemivibart) as a novel mAb therapeutic option for COVID-19.

(2) In March 2024, we announced the nomination of VYD2311 as a novel mAb therapeutic option for COVID-19.

Research and development expenses were $10.6 million for the three months ended March 31, 2025, compared to $31.2 million for the three months ended March 31, 2024. The $20.5 million decrease in research and development expenses was primarily due to the following:

•
Decrease in direct costs related to our pemivibart program resulted from decrease of $11.9 million in contract costs for commercial manufacturing, $4.8 million in contract research costs for our Phase 3 CANOPY clinical trial, $0.4 million in nonclinical expenses, and $0.2 million in other external expenses;
•
Decrease in direct costs related to our VYD2311 program resulted from decrease of $0.4 million in contract costs for clinical manufacturing and $0.2 million in nonclinical expense, partially offset by increase of $0.2 million in contract research costs for our Phase 1 clinical trial; and
•
Decrease in personnel related costs resulted from decrease of $2.7 million in headcount-related costs.

Selling, General and Administrative Expenses

	Three Months Ended March 31,	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Personnel related (including stock-based compensation)	$7,485	$7,395	$90
Professional and consultant fees	7,910	7,043	867
Other	1,356	491	865
Total selling, general and administrative expenses	$16,751	$14,929	$1,822

Selling, general and administrative expenses were $16.8 million for the three months ended March 31, 2025, compared to $14.9 million for the three months ended March 31, 2024. The $1.8 million increase in selling, general and administrative expenses was primarily due to the following:

•
Increase in professional and consultant fees resulted from increase of $0.7 million in sales and marketing costs and $0.2 million in professional service fees; and
•
Increase in other costs primarily resulted from increase of $0.5 million in travel costs and $0.3 million in software licensing costs.

Other Income

Other income was $0.6 million and $2.6 million for the three months ended March 31, 2025 and 2024, respectively, in each case consisting primarily of interest earned on our invested cash balances.

Liquidity and Capital Resources

Sources of Liquidity

Through March 31, 2025, we have incurred significant operating losses and negative cash flows from operations. Although we received an EUA from the FDA for PEMGARDA in March 2024, we may continue to incur significant expenses and potential operating losses for the foreseeable future as we continue to commercialize PEMGARDA and advance the development of our other product candidates. To date, we have financed our operations primarily with net proceeds of $464.7 million from sales of our preferred stock, with aggregate net proceeds from our IPO in August 2021 of $327.5 million, and with net proceeds of $39.3 million from sales of our common stock under the Sales Agreement (as defined below). After receiving EUA in March 2024, we have also funded our operations from sales of PEMGARDA.

As of March 31, 2025, we had cash and cash equivalents of $48.1 million.

Sales Agreement

In December 2023, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which we may, at our option, offer and sell shares of our common stock, with a sales value of up to $75.0 million, from time to time, through Cantor, acting as sales agent, in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended. Cantor is entitled to a commission of 3% of the gross proceeds from any sales of such shares. In February 2024, we sold 9,000,000 shares of our common stock under the Sales Agreement at an average price of $4.50 per share for $39.3 million in net proceeds. As of March 31, 2025, $34.5 million remained available for sale under the Sales Agreement.

Loan Agreement

On April 18, 2025, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as lender (the “Lender”). The Loan Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $30 million (the “Term Facility”) consisting of (a) Term A Loans in an aggregate principal amount of up to $10 million, which shall be available to be drawn from and after August 15, 2025 through December 31, 2026 upon compliance with certain financial covenants and conditions, (b) Term B Loans in an aggregate principal amount of up to $10 million, which shall be available to be drawn during the period commencing on the date of the achievement of certain net product revenue milestones and ending on June 30, 2027, and (c) Term C Loans in an aggregate principal amount of up to $10 million, which shall be available to be drawn during the period commencing on the date of the achievement of certain net product revenue milestones and ending on June 30, 2027. The proceeds of the Term Facility may be used for working capital and general business purposes.

The loans under the Term Facility are due and payable on March 1, 2029 and bear interest that is payable monthly, commencing with the month in which any loans are funded under the Term Facility, in arrears at a per annum rate, subject to increase during an Event of Default (as defined in the Loan Agreement), equal to the greater of (x) the Wall Street Journal prime rate minus 0.25%, subject to a 9.00% cap, and (y) 6.00%. Commencing on April 1, 2027, which date may be extended to April 1, 2028 upon the achievement of certain net product revenue milestones (the “Interest-Only Period Extension”), we are required to repay the principal of the Term Facility in 24 consecutive equal monthly installments or, in the case of the Interest-Only Period Extension, 12 consecutive equal monthly installments. At maturity, or if earlier prepaid, we will also be required to pay a final payment fee equal to 4.50% of the aggregate principal amount of the loans advanced under the Term Facility. The Loan Agreement provides for an unused term loan commitment fee equal to 1.00% of the Term Facility upon the earliest to occur of (a) July 1, 2027, (b) the occurrence of an Event of Default under the Loan Agreement and (c) the termination of the Loan Agreement; provided, that such fee will be waived by the Lender in the event that we have requested and the Lender has funded any loans under the Term Facility prior to such date.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(21,129)	$(50,214)
Net cash used in investing activities	(144)	(140)
Net cash provided by financing activities	10	39,101
Effect of exchange rate changes on cash and cash equivalents	(8)	—
Net decrease in cash and cash equivalents	$(21,271)	$(11,253)

Operating Activities

During the three months ended March 31, 2025, operating activities used $21.1 million of cash, primarily due to our net loss of $16.3 million and changes in our operating assets and liabilities of $8.4 million, partially offset by non-cash charges of $3.6 million. The changes in our operating assets and liabilities primarily consisted of a $10.0 million decrease in accrued expenses, a $1.6 million decrease in accounts payable, and a $0.4 million decrease in operating lease liabilities, partially offset by a $2.3 million decrease in accounts receivable, and a $1.3 million decrease in prepaid expenses and other current assets. The decrease in accrued expenses was primarily due to the timing of vendor invoicing and payments.

During the three months ended March 31, 2024, operating activities used $50.2 million of cash, primarily due to our net loss of $43.5 million and changes in our operating assets and liabilities of $12.6 million, partially offset by non-cash charges of $5.9 million. The changes in our operating assets and liabilities primarily consisted of a $7.0 million decrease in accrued expenses, a $6.8 million decrease in accounts payable, a $1.7 million increase in other non-current assets, a $0.7 million decrease in other non-current liabilities, a $0.4 million decrease in operating lease liabilities, and a $0.1 million increase in inventory, partially offset by a $4.0 million decrease in prepaid expenses and other current assets. The decrease in accounts payable and accrued expenses was primarily due to the timing of vendor invoicing and payments. The decrease in prepaid expenses and other current assets was primarily due to the utilization of WuXi Biologics manufacturing prepayments and deposits.

Investing Activities

Net cash used in investing activities during both the three months ended March 31, 2025 and 2024, consisted of $0.1 million in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2025 consisted of $0.1 million from the exercises of stock options and the issuance of common stock under the employee stock purchase plan, offset by $0.1 million in payments for offering costs related to the Sales Agreement.

Net cash provided by financing activities during the three months ended March 31, 2024 consisted of $39.3 million from the issuance of common stock under the Sales Agreement and $0.1 million from the issuance of common stock under the employee stock purchase plan, partially offset by $0.3 million in payments for offering costs related to the Sales Agreement.

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
•
our headcount growth and associated costs as we expand our research and development capabilities and maintain and expand a commercial infrastructure for product candidates for which we obtain regulatory authorization or approval;
•
the timing and costs of securing sufficient manufacturing capacity for clinical and commercial supply of our product candidates, or the raw material components thereof, as needed in the future;
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

Substantial Doubt about Ability to Continue as a Going Concern

In accordance with Accounting Standards Update 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern from the issuance date of our condensed consolidated financial statements. Based on current operating plans and excluding any contribution from future revenues or external financing, we will not have sufficient cash and cash equivalents to fund our operating expenses and capital requirements beyond one year from the issuance of these condensed consolidated financial statements, and therefore, we have concluded that there is substantial doubt about our ability to continue as a going concern. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

Through March 31, 2025, we committed to noncancelable purchase obligations related to commercial drug substance and drug product manufacturing under the Commercial Manufacturing Services Agreement with WuXi Biologics, which was entered into in December 2020, amended and restated in August 2021 and further amended and restated in September 2023 (as amended and restated, the “Commercial Manufacturing Agreement”). As of March 31, 2025, the total remaining contractually binding commercial drug substance and drug product purchase obligations due to WuXi Biologics was $27.4 million, which is expected to be paid in 2025. As of March 31, 2025, the total remaining purchase obligation, related to the contractually binding commercial drug substance and drug product batches, was included in accounts payable and accrued expenses, which is expected to be paid in 2025.

Through March 31, 2025, we committed to noncancelable purchase obligations related to the procurement of materials to be used in future drug substance and drug product manufacturing under the Commercial Manufacturing Agreement. As of March 31, 2025, the total remaining contractually binding purchase obligations due to WuXi Biologics was $6.3 million, which was included in accounts payable and accrued expenses and is expected to be paid in 2025.

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the U.S. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the 2024 Form 10-K. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. There have been no significant changes to our critical accounting policies and estimates from those described in the 2024 Form 10-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings or other litigation relating to claims arising in the ordinary course of business. We accrue liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and estimated exposure amount. Legal fees and other costs associated with such proceedings are expensed as incurred. As of March 31, 2025, we were not a party to any material legal proceedings.

Item 1A. Risk Factors.

Information regarding risks and uncertainties related to our business appears in Part I, Item 1A. “Risk Factors” of the 2024 Form 10-K. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors set forth in the 2024 Form 10-K, other than as described below.

We may not be able to regain or maintain compliance with the continued listing standards of Nasdaq.

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

For example, on December 27, 2024, we received a letter from Nasdaq notifying us that, because the closing bid price for our common stock had closed below $1.00 per share for 30 consecutive business days, we no longer complied with the minimum bid price requirement for continued listing on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). We then received a letter from Nasdaq on February 21, 2025 notifying us that we had regained compliance with the Minimum Bid Price Requirement, and the matter with respect to that period of non-compliance was closed.

Subsequently, on April 21, 2025, we received a new letter from Nasdaq notifying us that, because the closing bid price for our common stock had again closed below $1.00 per share for 30 consecutive business days, we no longer complied with the Minimum Bid Price Requirement. Nasdaq’s notice has no immediate effect on the listing of our common stock, and, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have until October 20, 2025 to regain compliance with the Minimum Bid Price Requirement by maintaining a closing bid price of at least $1.00 per share for a minimum of ten consecutive business days, unless Nasdaq exercises its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H). In the event we do not regain compliance by October 20, 2025, we may be eligible for additional time to regain compliance with the Minimum Bid Price Requirement.

To the extent that we are unable to regain compliance with the Minimum Bid Price Requirement or fail to maintain compliance with Nasdaq’s other continued listing requirements, there is a risk that our common stock may be delisted from Nasdaq. Delisting from Nasdaq may adversely affect our ability to raise additional financing through the public or private sale of equity securities, significantly affect the ability of investors to trade our securities, or negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of employee confidence, the loss of institutional investors or interest in potential business development opportunities.

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

Our failure to comply with the covenants or other terms of our Loan Agreement, including as a result of events beyond our control, could result in a default under the Loan Agreement that could materially and adversely affect the ongoing viability of our business.

On April 18, 2025 (the “Closing Date”), we entered into that certain Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as lender (the “Lender”), that provides for a senior secured term loan facility in an aggregate principal amount of up to $30 million (the “Term Facility”) consisting of: (a) Term A Loans in an aggregate principal amount of up to $10 million, which shall be available to be drawn from and after August 15, 2025 through December 31, 2026 upon compliance with certain financial covenants and conditions; (b) Term B Loans in an aggregate principal amount of up to $10 million, which shall be available to be drawn during the period commencing on the date of the achievement of certain net product revenue milestones and ending on June 30, 2027; and (c) Term C Loans in an aggregate principal amount of up to $10 million, which shall be available to be drawn during the period commencing on the date of the achievement of certain net product revenue milestones and ending on June 30, 2027 (collectively, the “Term Loans”).

The Term Loans (i) are due and payable on March 1, 2029 (the “Maturity Date”) and (ii) bear interest that is payable monthly (commencing with the month in which any loans are funded under the Term Facility) in arrears at a per annum rate (subject to increase during an Event of Default (as defined in the Loan Agreement)) equal to the greater of (x) the Wall Street Journal prime rate minus 0.25% (subject to a 9.00% cap) and (y) 6.00%. Commencing on April 1, 2027 (which date may be extended to April 1, 2028 upon the achievement of certain net product revenue milestones (the “Interest-Only Period Extension”)), we will be required to repay the principal of the Term Facility in 24 consecutive equal monthly installments (or, in the case of the Interest-Only Period Extension, 12 consecutive equal monthly installments). At maturity, or if earlier prepaid, we will also be required to pay a final payment fee equal to 4.50% of the aggregate principal amount of the Term Loans advanced under the Term Facility. The Loan Agreement provides for an unused term loan commitment fee equal to 1.00% of the Term Facility upon the earliest to occur of (1) July 1, 2027, (2) the occurrence of an Event of Default and (3) the termination of the Loan Agreement; provided, that such fee will be waived by the Lender in the event that we have requested and the Lender has funded any loans under the Term Facility prior to such date.

Our obligations under the Loan Agreement are secured by a pledge of substantially all of our assets, excluding intellectual property. Certain of our future subsidiaries, if any, will be required to become co-borrowers under the Loan Agreement or guarantee our obligations under the Loan Agreement. In addition, such subsidiaries will be required to pledge substantially all of their assets, excluding intellectual property, to secure our obligations under the Loan Agreement. None of our subsidiaries in existence as of the Closing Date were required to be co-borrowers or guarantors or to so pledge their assets.

The Loan Agreement contains affirmative and negative covenants, including limitations on our ability and our subsidiaries’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, enter into affiliate transactions and change our line of business, in each case, subject to certain exceptions. In addition, the Loan Agreement contains quarterly financial covenants requiring us to maintain (a) commencing at the end of the quarter following the advance of any loans under the Term Facility, a certain amount of minimum net product revenue and (b) commencing with the quarter ending December 31, 2025 (or, if earlier, commencing at the end of the quarter following the advance of greater than $15 million of loans under the Term Facility), either (i) a certain amount of minimum EBITDA or (ii) minimum unrestricted cash and cash equivalents in an amount equal to or greater than the greater of (x) an amount equal to the sum of our six-month Cash Burn (as defined in the Loan Agreement) and the aggregate amount of loans outstanding under the Term Facility and (y) the aggregate amount of loans outstanding under the Term Facility multiplied by two (the “Minimum Cash Threshold”). In addition, if we no longer maintain active sales of a product in the U.S., we will be required to maintain the Minimum Cash Threshold at all times.

The Loan Agreement also includes Events of Default, in certain cases subject to customary periods to cure, following which the Lender may accelerate all amounts outstanding under the Term Facility and stop advancing money or extending credit. For example, the Lender may elect to accelerate the repayment of all unpaid principal of the Term Loans, accrued interest and other amounts owed under the Loan Agreement upon the occurrence of certain Events of Default, including, among other things:

•
our default in a payment obligation under the Loan Agreement;
•
our breach of the restrictive covenants or other terms of the Loan Agreement;
•
the occurrence of a material adverse change in our business operations or condition (financial or otherwise);
•
a material impairment in the perfection or priority of the Lender’s lien in the collateral specified in the Loan Agreement;
•
certain specified judgment defaults and cross-defaults to other debt agreements;
•
the consummation of a specified change of control transaction; and
•
certain specified insolvency and bankruptcy-related events.

If we draw down any of the Term Loans under the Term Facility, our assets or cash flow may not be sufficient to fully repay our obligations under the Loan Agreement if the obligations thereunder are accelerated upon any Events of Default. Further, if we are unable to repay, refinance or restructure our obligations under the Loan Agreement, the Lender could proceed to protect and enforce their rights under the Loan Agreement by exercising such remedies (including foreclosure on the assets securing our obligations under the Loan Agreement) as are available to the Lender and in respect thereof under applicable law, either by suit in equity or by action at law, or both, whether for specific performance of any covenant or other agreement contained in the Loan Agreement or in aid of the exercise of any power granted in the Loan Agreement. The foregoing would materially and adversely affect the ongoing viability of our business.

If we are unable to satisfy certain conditions in the Loan Agreement, we will be unable to draw down the amounts of the term loan facility.

For our Loan Agreement, we must satisfy certain conditions to be eligible to draw down the Term Loans.

The Term A Loans shall be available to be drawn from and after August 15, 2025 through December 31, 2026 upon compliance with certain financial covenants, provided that we satisfy certain conditions described in the Loan Agreement. The Term B Loans shall be available to be drawn during the period commencing on the date of the achievement of certain net product revenue milestones and ending on June 30, 2027, provided that we satisfy certain conditions described in the Loan Agreement. The Term C Loans shall be available to be drawn during the period commencing on the date of the achievement of certain net product revenue milestones and ending on June 30, 2027, provided that we satisfy certain conditions described in the Loan Agreement.

If we are unable to satisfy those conditions, we would not be able to draw down the respective Term Loans and may not be able to obtain alternative financing on commercially reasonable terms or at all.

Our Loan Agreement contains restrictions that limit our flexibility in operating our business.

The Loan Agreement contains various covenants that limit our ability to engage in specified types of transactions without the prior consent the Lender, including our ability to, among other things:

•
convey, sell, lease, transfer, assign, or otherwise dispose of our assets;
•
engage in any business other than the businesses currently engaged in by us or reasonably related thereto;
•
liquidate or dissolve;
•
merge or consolidate;
•
acquire all or substantially all of the stock, partnership, membership, or other ownership interest or other equity securities or property of another entity;
•
create, incur or assume additional indebtedness;
•
encumber or permit liens on certain of our assets;
•
make restricted payments, including paying dividends on, repurchasing or making distributions with respect to our common stock, subject to certain exceptions;
•
make specified investments; and
•
enter into certain transactions with our affiliates.

The covenants in our Loan Agreement may limit our ability to take certain actions that may be in our long-term best interests. In the event that we breach one or more covenants, the Lender may choose to declare an Event of Default and require that we immediately repay any amounts outstanding under the Loan Agreement, plus fees, terminate the Lender’s commitments to fund any undrawn Term Loans and foreclose on the collateral granted to them to secure the obligations under the Loan Agreement. Such repayment could have a material adverse effect on our business, operating results and financial condition.

To service our indebtedness, as applicable, we will require a significant amount of cash and our ability to generate cash depends on many factors beyond our control.

Our ability to make cash payments on our indebtedness, as applicable, will depend on our ability to generate significant operating cash flow in the future. This ability is, to a significant extent, subject to general economic, financial, competitive, legislative, regulatory and other factors, that will be beyond our control. In addition, our business may not generate sufficient cash flow from operations to enable us to pay our indebtedness or to fund our other liquidity needs. In any such circumstance, we may need to refinance all or a portion of our indebtedness, on or before maturity. We may not be able to refinance any indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, as applicable, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions and investments. Any such action, if necessary, may not be effected on commercially reasonable terms or at all. The instruments governing our indebtedness may restrict our ability to sell assets and our use of the proceeds from such sales.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities; Use of Proceeds

We did not issue any unregistered equity securities during the three months ended March 31, 2025.

Purchases of Equity Securities by the Issuer

We did not purchase any of our equity securities during the three months ended March 31, 2025.

Item 5. Other Information.

Director and Officer Trading Arrangements

During the three months ended March 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, except as follows:

On February 20, 2025, each of Robert Allen (Chief Scientific Officer), Jill Andersen (Chief Legal Officer), William Duke (Chief Financial Officer), Julie Green (Chief Human Resources Officer) and Timothy Lee (Chief Commercial Officer) entered into a sell-to-cover instruction letter (each, a “Sell-to-Cover Instruction Letter”) that constitutes a “Rule 10b5-1 trading arrangement” intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended. Each Sell-to-Cover Instruction Letter, which applies to prior and future grants of restricted stock units (“RSUs”) whether vesting is based on the passage of time and/or the achievement of performance criteria, provides for the automatic sale of shares of our common stock as soon as practicable after each settlement date of a covered RSU in an amount sufficient to satisfy the applicable tax withholding obligation, with the proceeds of the sale delivered to us in satisfaction of the applicable tax withholding obligation. The number of shares subject to covered RSUs that will be sold to satisfy the applicable tax withholding obligations upon vesting is unknown as the number will vary based on the extent to which vesting conditions are satisfied, the market price of our common stock at the time of settlement and the potential future grant of additional RSUs subject to the Sell-to-Cover Instruction Letter. The expiration date of each Sell-to-Cover Instruction Letter is the date on which the tax withholding obligation arising from the vesting of all covered RSUs and the related issuance of shares of our common stock has been satisfied.

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

INVIVYD, INC.

Date: May 15, 2025	By:	/s/ William Duke, Jr.
William Duke, Jr.
Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)