Form 10-Q
period 2025-06-30
Invivyd, Inc.
filed 2025-08-14
CIK 1832038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025, the registrant had 120,142,811 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

INVIVYD, INC.

Condensed Consolidated Balance Sheets

(UNaudited)

(In thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$34,905	$69,349
Accounts receivable, net	8,698	10,906
Prepaid expenses and other current assets	15,678	20,426
Total current assets	59,281	100,681
Inventory	25,440	25,907
Property and equipment, net	1,392	1,508
Operating lease right-of-use assets	3,010	1,385
Other non-current assets	15	34
Total assets	$89,138	$129,515
Liabilities, Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,051	$10,448
Accrued expenses (1)	25,307	50,197
Operating lease liabilities	1,067	1,304
Other current liability	26	27
Total current liabilities	44,451	61,976
Operating lease liabilities, non-current	1,898	—
Total liabilities	46,349	61,976
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock (undesignated), $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized, 120,142,811 shares issued and outstanding at June 30, 2025; 119,835,162 shares issued and outstanding at December 31, 2024	12	12
Additional paid-in capital	975,759	969,526
Accumulated other comprehensive loss	(39)	(5)
Accumulated deficit	(932,943)	(901,994)
Total stockholders’ equity	42,789	67,539
Total liabilities, preferred stock and stockholders’ equity	$89,138	$129,515

(1)
Includes related-party amounts of $490 and $1,274 as of June 30, 2025 and December 31, 2024, respectively (see Note 15).

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVIVYD, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(UNaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Product revenue, net	$11,786	$2,264	$23,090	$2,264
Total revenue	11,786	2,264	23,090	2,264
Operating costs and expenses:
Cost of product revenue(1)	685	88	1,519	88
Research and development(2)	9,573	30,334	20,214	61,494
Selling, general and administrative	16,588	21,089	33,339	36,018
Total operating costs and expenses	26,846	51,511	55,072	97,600
Loss from operations	(15,060)	(49,247)	(31,982)	(95,336)
Other income:
Other income, net	400	2,000	1,033	4,593
Total other income, net	400	2,000	1,033	4,593
Net loss	(14,660)	(47,247)	(30,949)	(90,743)
Other comprehensive income (loss)
Unrealized (loss) gain, net of tax	(26)	—	(34)	1
Comprehensive loss	$(14,686)	$(47,247)	$(30,983)	$(90,742)
Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.40)	$(0.26)	$(0.77)
Weighted-average common shares outstanding, basic and diluted	120,016,132	119,362,670	119,950,172	117,490,439

(1)
Includes related-party amounts of $472 and $924 for the three and six months ended June 30, 2025, respectively, and no related-party amounts for the three and six months ended June 30, 2024 (see Note 15).
(2)
Includes related-party amounts of $1,140 and $2,268 for the three and six months ended June 30, 2025, respectively, and $1,131 and $2,266 for the three and six months ended June 30, 2024, respectively (see Note 15).

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVIVYD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2024	119,835,162	$12	—	$—	$969,526	$(5)	$(901,994)	67,539
Stock-based compensation expense	—	—	—	—	2,826	—	—	2,826
Exercise of stock options	36,111	—	—	—	37	—	—	37
Issuance of common stock under the employee stock purchase plan	90,172	—	—	—	44	—	—	44
Unrealized loss, net of tax	—	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	—	(16,289)	(16,289)
Balances at March 31, 2025	119,961,445	$12	—	$—	$972,433	$(13)	$(918,283)	$54,149
Stock-based compensation expense	—	—	—	—	3,180	—	—	3,180
Exercise of stock options	87,000	—	—	—	68	—	—	68
Issuance of common stock under the employee stock purchase plan	94,366	—	—	—	78	—	—	78
Unrealized loss, net of tax	—	—	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	—	—	(14,660)	(14,660)
Balances at June 30, 2025	120,142,811	$12	—	$—	$975,759	$(39)	$(932,943)	$42,789

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2023	110,160,684	$11	—	$—	$909,539	$(13)	$(732,069)	$177,468
Stock-based compensation expense	—	—	—	—	5,379	—	—	5,379
Issuance of common stock, net of issuance costs	9,000,000	1	—	—	39,056	—	—	39,057
Issuance of common stock under the employee stock purchase plan	60,546	—	—	—	89	—	—	89
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(43,496)	(43,496)
Balances at March 31, 2024	119,221,230	$12	—	$—	$954,063	$(12)	$(775,565)	$178,498
Stock-based compensation expense	—	—	—	—	9,128	—	—	9,128
Exercise of stock options	172,223	—	—	—	188	—	—	188
Issuance of common stock under the employee stock purchase plan	49,182	—	—	—	75	—	—	75
Net loss	—	—	—	—	—	—	(47,247)	(47,247)
Balances at June 30, 2024	119,442,635	$12	—	$—	$963,454	$(12)	$(822,812)	$140,642

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVIVYD, INC.

Condensed Consolidated Statements of Cash Flows

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(30,949)	$(90,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,006	13,868
Amortization of operating lease right-of-use assets	784	788
Depreciation and amortization expense	457	250
Other non-cash adjustments	91	—
Changes in operating assets and liabilities:
Accounts receivable	2,091	(2,888)
Inventory	(71)	(2,636)
Prepaid expenses and other current assets	4,797	7,427
Other non-current assets	18	(1,606)
Accounts payable	7,675	(594)
Accrued expenses	(24,580)	(15,821)
Deferred revenue	—	1,681
Operating lease liabilities	(747)	(825)
Other current liabilities	(2)	(14)
Other non-current liabilities	—	(700)
Net cash used in operating activities	(34,430)	(91,813)
Cash flows from investing activities:
Purchases of property and equipment	(155)	(140)
Net cash used in investing activities	(155)	(140)
Cash flows from financing activities:
Proceeds from exercises of stock options	105	188
Proceeds from issuance of common stock under the employee stock purchase plan	122	164
Proceeds from issuance of common stock, net of issuance costs	—	39,285
Payments for offering costs	(86)	(444)
Net cash provided by financing activities	141	39,193
Net decrease in cash and cash equivalents	(34,444)	(52,760)
Cash and cash equivalents at beginning of period	69,349	200,641
Cash and cash equivalents at end of period	$34,905	$147,881
Supplemental disclosure of cash flow information
Deferred offering costs in accrued expenses	$50	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVIVYD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Nature of the Business and Basis of Presentation

Invivyd, Inc. (the “Company”) is a biopharmaceutical company devoted to delivering protection from serious viral infectious diseases, beginning with SARS-CoV-2. PEMGARDA® (pemivibart) is the Company’s first monoclonal antibody (“mAb”) to receive regulatory authorization and was designed to keep pace with SARS-CoV-2 viral evolution.

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

In January 2024, the Company nominated VYD2311, a next generation mAb candidate for COVID-19, as a drug candidate, and in September 2024, the Company announced dosing of the first participants in a Phase 1/2 clinical trial of VYD2311. VYD2311 is a mAb with high in vitro neutralization potency shown against prominent SARS-CoV-2 variants tested to date. The Phase 1/2 randomized, blinded, placebo-controlled clinical trial evaluated escalating dosing as well as safety, tolerability, pharmacokinetics and immunogenicity of VYD2311 in healthy trial participants. The Phase 1/2 clinical trial was conducted in Australia and evaluated multiple dose levels of VYD2311 through various routes of administration, including exploration of intramuscular administration and subcutaneous administration, which are designed to be more system- and patient-friendly than intravenous administration. In June 2025, the Company announced positive full Phase 1/2 clinical data for VYD2311 for both safety and pharmacokinetics. In August 2025, the Company announced alignment with advice from the FDA on a compact and, therefore, rapid pathway to potential Biologics License Application ("BLA") approval for VYD2311 for the prevention of COVID-19. As part of a recent Type C meeting, the FDA advised that a single, Phase 2/3 randomized, double-blind, placebo-controlled trial evaluating mAb efficacy from a relatively modest number of RT-PCR-confirmed symptomatic COVID-19 disease events could support a BLA submission for VYD2311 for the prevention of COVID-19 in a broad population of Americans (12 years of age and older, weighing at least 40kg), including immunocompromised people, subject to agreement on safety database size and pending full protocol review. Like pemivibart, VYD2311 was engineered from adintrevimab, the Company’s investigational mAb that has a robust safety data package and demonstrated clinically meaningful results in global Phase 2/3 clinical trials for both the prevention and treatment of COVID-19.

In July 2025, the Company announced that it had formed the SPEAR (Spike Protein Elimination and Recovery) Study Group with leading investigators to structure and guide anticipated clinical trials evaluating the effects of broadly neutralizing anti-SARS-CoV-2 spike protein mAb therapy in people suffering from Long COVID or Post-Vaccination Syndrome (PVS). The SPEAR Study Group intends to launch multi-center translational clinical research on Long COVID and PVS using next-generation antibodies like the Company’s investigational mAb candidate VYD2311.

The Company was incorporated in the State of Delaware in June 2020. The Company operates as a hybrid company. The Company leases dedicated laboratory and office space in Newton, Massachusetts for research and development purposes. In 2022, the Company expanded its research team to enable internal discovery and development of its mAb candidates, while continuing to leverage the Company’s existing partnership with Adimab, LLC (“Adimab”). The Company is focused on antibody discovery and use of Adimab’s platform technology while building its own internal capabilities. In addition, the Company performs research and development activities internally and engages third parties, including Adimab, to perform ongoing research and development and other services on its behalf.

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

The Company has incurred recurring losses and negative cash flows from operations since its inception, including a net loss of $30.9 million for the six months ended June 30, 2025. As of June 30, 2025, the Company had an accumulated deficit of $932.9 million. The Company may continue to generate operating losses for the foreseeable future.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2025, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024, the condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024 and the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2025 and 2024 are unaudited.

The accompanying unaudited condensed consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. The accompanying condensed consolidated balance sheet as of December 31, 2024 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited annual consolidated financial statements, and the notes thereto, as of and for the year ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 20, 2025 (the “2024 Form 10-K”).

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of June 30, 2025 and December 31, 2024, the condensed consolidated results of operations for the three and six months ended June 30, 2025 and 2024, the condensed consolidated cash flows for the six months ended June 30, 2025 and 2024, and changes in stockholders’ equity for the three and six months ended June 30, 2025 and 2024 have been made. The Company’s condensed consolidated results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025.

2. Summary of Significant Accounting Policies

As of June 30, 2025, the Company’s significant accounting policies and estimates, which are detailed in the Company’s 2024 Form 10-K, have not materially changed.

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

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2025:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$31,967	$—	$—	$31,967
	$31,967	$—	$—	$31,967

	Fair Value Measurements at December 31, 2024:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$68,345	$—	$—	$68,345
	$68,345	$—	$—	$68,345

The money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy.

There were no changes to the valuation methods during the three and six months ended June 30, 2025 or 2024.

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers into or out of Level 1, Level 2 or Level 3 fair value measurements during the three and six months ended June 30, 2025 or 2024.

4. Inventory

The following table presents non-current inventories (in thousands):

	June 30, 2025	December 31, 2024
Work in process	$20,769	$20,769
Finished goods	4,671	5,138
	$25,440	$25,907

As of June 30, 2025, $0.4 million of finished goods inventory was classified as a current asset and included within prepaid and other current assets in the condensed consolidated balance sheet. Please refer to Note 5 for additional information.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid external research, development and manufacturing costs	$12,314	$15,264
Prepaid insurance	453	1,173
Other	2,366	3,726
Interest receivable	111	263
Finished goods inventory, current	434	—
	$15,678	$20,426

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued external research, development and manufacturing costs	$17,690	$41,680
Accrued professional and consultant fees	2,629	2,199
Accrued employee compensation	2,631	3,916
Accrued inventory	414	518
Other	1,943	1,884
	$25,307	$50,197

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

Amounts paid with respect to services performed by Adimab on the Company’s behalf under the Adimab Assignment Agreement are recognized as research and development expense as such amounts are incurred. During the three and six months ended June 30, 2025 and 2024, the Company did not recognize any research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Assignment Agreement. Please refer to Note 15 for additional information.

The Company is obligated to pay Adimab up to $16.5 million upon the achievement of specified development and regulatory milestones for the first Product under the agreement that achieves such specified milestones and up to $8.1 million upon the achievement of specified development and regulatory milestones for the second Product under the agreement that achieves such specified milestones. The maximum aggregate amount of milestone payments payable under the agreement for any and all Products is $24.6 million, of which a total of $11.1 million has been achieved and paid through June 30, 2025; however, milestone payments do not accrue for certain in vitro diagnostic devices consisting of or containing CoV Antibodies.

In March 2023, the Company achieved the first specified milestone for the second product candidate under the Adimab Assignment Agreement upon dosing of the first subject in a Phase 1 clinical trial evaluating pemivibart, which obligated the Company to make a $0.4 million milestone payment to Adimab, which was paid in May 2023. In September 2023, the Company achieved specified milestones for the second product candidate under the Adimab Assignment Agreement upon dosing of the first subject in a pivotal clinical trial evaluating pemivibart, which obligated the Company to make a $3.2 million milestone payment to Adimab, which was paid in October 2023. The next potential milestone under the Adimab Assignment Agreement is a low single-digit million-dollar regulatory milestone, which was not considered probable under U.S. GAAP and therefore, no expense was recognized as of June 30, 2025.

During the three and six months ended June 30, 2025 and 2024, the Company did not recognize any in-process research and development (“IPR&D”) expense with respect to contingent consideration payable under the Adimab Assignment Agreement. Except for milestone payments of $11.1 million incurred through December 31, 2023, no other milestone payments have been paid to or have been earned by Adimab through June 30, 2025.

The Company is obligated to pay Adimab royalties of a mid-single-digit percentage based on net sales of any Products, beginning upon the first commercial sale of a Product in accordance with the Adimab Assignment Agreement. The royalty rate is subject to reductions specified under the agreement. Royalties are due on a Product-by-Product and country-by-country basis beginning upon the first commercial sale of each Product and ending on the later of (i) 12 years after the first commercial sale of such Product in such country and (ii) the expiration of the last valid claim of a patent covering such Product in such country (the “Royalty Term”). During the three and six months ended June 30, 2025, the Company expensed $0.4 million and $0.9 million, respectively, of royalties, while reserving all rights under the Adimab Assignment Agreement and the applicable law. During the three and six months ended June 30, 2024, the Company did not expense any royalties. In addition, the Company is obligated to pay Adimab royalties of a specified percentage in the range of 45% to 55% of any compulsory sublicense consideration received by the Company in lieu of certain royalty payments.

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

The Company agreed to pay Adimab a quarterly fee of $1.3 million, which could be cancelled at the Company’s option at any time. For so long as the Company was paying such quarterly fee (or earlier if (i) the Company experienced a change of control after the third anniversary of the Adimab Collaboration Agreement or (ii) Adimab owned less than a specified percentage of the Company’s equity), Adimab and its affiliates agreed not to assist or direct certain third parties to discover or optimize antibodies intended to bind to coronaviruses or influenza viruses. Under the Adimab Collaboration Agreement, the Company could also elect to decrease the scope of Adimab’s exclusivity obligations and obtain a corresponding decrease in the quarterly fee. In December 2023, the Company elected to decrease the scope of Adimab’s exclusivity obligations to cover only coronaviruses and obtained a corresponding decrease in the quarterly fee. Effective January 2024, the Company became obligated to pay Adimab a quarterly fee of $0.6 million. During both the three months ended June 30, 2025 and 2024, the Company recognized $0.6 million of research and development expense related to the quarterly fee. During both the six months ended June 30, 2025 and 2024, the Company recognized $1.2 million of research and development expense related to the quarterly fee.

For each agreed upon research program that is commenced, the Company is obligated to pay Adimab quarterly for its services performed during a given research program at a specified full-time equivalent rate; a discovery delivery fee of $0.2 million; and an optimization completion fee of $0.2 million. For each option exercised by the Company to commercialize a specific research program, the Company is obligated to pay Adimab an exercise fee of $1.0 million. Amounts paid with respect to services performed by Adimab on the Company’s behalf in each of the research programs under the Adimab Collaboration Agreement are recognized as research and development expense as such amounts are incurred and services are rendered. During the three and six months ended June 30, 2025 and

2024, the Company did not recognize any research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Collaboration Agreement. During the three and six months ended June 30, 2025 and 2024, the Company did not recognize any IPR&D expense related to drug delivery fees, optimization completion fees or option exercise fees. Please refer to Note 15 for additional information.

The Company is obligated to pay Adimab up to $18.0 million upon the achievement of specified development and regulatory milestones for each product under the Adimab Collaboration Agreement that achieves such milestones. The next potential milestone under the Adimab Collaboration Agreement is a low single-digit million-dollar clinical milestone, which was not considered probable under U.S. GAAP and therefore, no expense was recognized as of June 30, 2025. The Company is also obligated to pay Adimab royalties of a mid-single-digit percentage based on net sales of any product under the Adimab Collaboration Agreement, subject to reductions for third-party licenses. The royalty term will expire for each product on a country-by-country basis upon the later of (i) 12 years after the first commercial sale of such product in such country and (ii) the expiration of the last valid claim of any patent claiming composition of matter or method of making or using any antibody identified or optimized under the Adimab Collaboration Agreement in such country.

In addition, the Company is obligated to pay Adimab for Adimab’s performance of certain validation work with respect to certain antigens acquired from a third party. In consideration for this work, the Company is obligated to pay Adimab royalties of a low single-digit percentage based on net sales of products that contain such antigens for the same royalty term as antibody-based products, but the Company is not obligated to make any milestone payments for such antigen products. Through June 30, 2025, no royalty payments have been paid to or have been earned by Adimab under the Adimab Collaboration Agreement.

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

The Company is obligated to pay Adimab an annual fee of single digit millions on each of the first four anniversaries of the Adimab Platform Transfer Agreement Effective Date, which allows the Company to receive material improvements to the platform technology, including materially improved antibody optimization libraries, updates that provide new functionality to the platform, and software upgrades, from Adimab through June 2027. The first annual fee became due in September 2023 and was paid in October 2023. During both the three months ended June 30, 2025 and 2024, the Company recognized $0.5 million of research and development expense related to the annual fee under the Adimab Platform Transfer Agreement. During both the six months ended June 30, 2025 and 2024, the Company recognized $1.0 million of research and development expense related to the annual fee under the Adimab Platform Transfer Agreement. Beginning in July 2027 and ending in June 2042, unless terminated earlier, the Company has the option to receive additional material improvements to the platform technology from Adimab, subject to a commercially reasonable fee to be negotiated by the parties.

The Company is obligated to pay Adimab up to $9.5 million upon the achievement of specified development and regulatory milestones for each product under the Adimab Platform Transfer Agreement that achieves such milestones. The next potential milestone under the Adimab Platform Transfer Agreement is a mid-six-digit dollar preclinical milestone, which was not considered probable under U.S. GAAP and therefore, no expense was recognized as of June 30, 2025.

In addition, the Company is obligated to pay Adimab royalties of a low single-digit percentage based on net sales of products containing an antibody discovered, engineered or optimized using Adimab’s platform technology, subject to reductions specified under the Adimab Platform Transfer Agreement. Royalties are due on a product-by-product and country-by-country basis. The royalty term will expire for each product on a country-by-country basis upon the later of (i) 12 years after the first commercial sale of such product in such country and (ii) the expiration of the last valid claim of a program antibody patent for covering the program antibody contained in such product in such country. Through June 30, 2025, no royalty payments have been paid to or have been earned by Adimab under the Adimab Platform Transfer Agreement.

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

The Company is also obligated to pay royalties in the range of less than 1.0% to WuXi Biologics based on net sales of any Licensed Products manufactured by the Company or a third party on its behalf. However, if the Company uses WuXi Biologics to manufacture all of its commercial supplies for Licensed Products, no royalties would be owed by the Company to WuXi Biologics for net sales of Licensed Products. The Company has an option to buy out its royalty obligations on a Licensed Cell Line-by-Licensed Cell Line basis by making a one-time payment in the low eight-figures to WuXi Biologics. Royalties are due on a Licensed Product-by-Licensed Product basis commencing on the date of the first commercial sale of the applicable product and continuing for so long as the Company commercializes Licensed Products or, if earlier, until the Company exercises its option to buy out the royalty obligations. Through June 30, 2025, no royalties had become due to WuXi Biologics.

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

The Company concluded that the Cell Line License Agreement represented an asset acquisition of IPR&D with no alternative future use. The Cell Line License Agreement did not qualify as a business combination because substantially all of the fair value of the assets acquired was concentrated in a single asset. The Company did not recognize any IPR&D expense under the Cell Line License Agreement during the three and six months ended June 30, 2025 and 2024.

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

During the three and six months ended June 30, 2025 and 2024, the Company did not pay any cash compensation to PHP and therefore did not recognize any research and development expense related thereto.

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

9. Commitments and Contingencies

Operating Lease Commitments

In September 2021, the Company entered into a five-year facilities lease agreement for approximately 9,600 square feet of office space in Waltham, Massachusetts, which provided for monthly rental payments, including base rent charges of $0.4 million per year, subject to periodic rent increases, and the Company’s proportionate share of operating expenses. The Company exercised its option to terminate and this lease agreement expired in accordance with its terms on May 31, 2025.

In June 2022, the Company entered into a two-year noncancelable agreement for dedicated laboratory and office space in Newton, Massachusetts (the “Newton, MA Lease”), which was amended in September 2022. Pursuant to the amended Newton, MA Lease, the Company entered into a two-year noncancelable agreement for new dedicated laboratory and office space in Newton, Massachusetts, on the same campus as, and in lieu of, the space leased under the original lease. The Company took occupancy of the new dedicated laboratory and office space in December 2022. The amended Newton, MA Lease provided for monthly rental payments, including base rent charges of $1.3 million per year. In August 2024 and May 2025, the Newton, MA Lease was further amended to extend the lease through December 2027, with an option to further extend the lease for an additional twenty-four months or continue the lease on a month-to-month basis after completion of the term ending in December 2027.

The components of operating lease expense were as follows (in thousands):

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For The Six Months Ended June 30,
	2025	2024	2025	2024
Lease cost:
Operating lease cost	$374	$431	$821	$861
Variable lease cost	2	4	6	7
Total lease cost	$376	$435	$827	$868

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$360	$435	$785	$869

Future minimum lease payments under the noncancelable leases as of June 30, 2025 was as follows (in thousands):

Year Ending December 31,	Operating Lease
2025 (excluding the six months ended June 30, 2025)	$550
2026	$1,320
2027	$1,320
Total lease payments	3,190
Present value adjustment	(225)
Present value of operating lease liability	$2,965

As of June 30, 2025, the Company’s operating leases were measured using a weighted-average incremental borrowing rate of 6.0% over a weighted-average remaining lease term of 2.5 years.

As of June 30, 2024, the Company’s operating leases were measured using a weighted-average incremental borrowing rate of 6.0% over a weighted-average remaining lease term of 0.5 years.

The total operating liabilities are presented on the Company’s condensed consolidated balance sheet based on maturity dates. $1.1 million is classified under “operating lease liabilities, current” for the portion due within twelve months, and $1.9 million is classified under “operating lease liabilities, non-current”.

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

Through June 30, 2025, the Company committed to noncancelable purchase obligations related to commercial drug substance and drug product manufacturing under the Commercial Manufacturing Agreement. As of June 30, 2025, the total remaining contractually binding commercial drug substance and drug product purchase obligations due to WuXi Biologics was $25.9 million, which was included in accounts payable and accrued expenses. The remaining balance is expected to be paid in 2025.

Through June 30, 2025, the Company committed to noncancelable purchase obligations related to the procurement of materials to be used in future drug substance and drug product manufacturing under the Commercial Manufacturing Agreement. As of June 30, 2025, the total remaining contractually binding purchase obligations due to WuXi Biologics was $3.5 million, which was included in accounts payable and accrued expenses. The remaining balance is expected to be paid in 2025.

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

Other Contracts

The Company enters into agreements with third parties in the ordinary course of business for various products and services, including those related to research, preclinical and clinical operations, manufacturing and support, supply chain, and distribution. These contracts do not contain any material minimum purchase commitments. Certain of these agreements provide for termination rights subject to the payment of termination fees and/or wind-down costs. Under such agreements, the Company is contractually obligated to make certain payments to vendors upon early termination, primarily to reimburse them for their unrecoverable outlays incurred prior to cancellation as well as any amounts owed by the Company prior to early termination. The actual amounts the Company could pay in the future to the vendors under such agreements may differ from the purchase order amounts due to cancellation provisions. The termination fees were not probable of payment as of June 30, 2025 and December 31, 2024.

Legal Proceedings

From time to time, the Company may become involved in legal proceedings or other litigation relating to claims arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and estimated exposure amount. Legal fees and other costs associated with such proceedings are expensed as incurred. As of June 30, 2025, the Company was not a party to any material legal proceedings.

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

Loan Agreement

On April 18, 2025, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as lender (the “Lender”). The Loan Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $30 million (the “Term Facility”) consisting of (a) Term A Loans in an aggregate principal amount of up to $10 million, which shall be available to be drawn from and after August 15, 2025 through December 31, 2026 upon compliance with certain financial covenants and conditions, (b) Term B Loans in an aggregate principal amount of up to $10 million, which shall be available to be drawn during the period commencing on the date of the achievement of certain net product revenue milestones and ending on June 30, 2027, and (c) Term C Loans in an aggregate principal amount of up to $10 million, which shall be available to be drawn during the period commencing on the date of the achievement of certain net product revenue milestones and ending on June 30, 2027. The proceeds of the Term Facility may be used for working capital and general business purposes. As of June 30, 2025, the Company had not satisfied the net product revenue milestone required to be eligible to access proceeds from the Term Facility as of the earliest draw down date, August 15, 2025.

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

10. Common Stock

Shares Reserved for Future Issuance

As of June 30, 2025, the Company had reserved 37,342,175 shares of common stock for the exercise of outstanding stock options and the issuance of awards available for grant under the Company’s 2020 Equity Incentive Plan, 2021 Equity Incentive Plan and 2021 Employee Stock Purchase Plan (see Note 11).

Shelf Registration Statement

In September 2022, the Company filed a shelf registration statement on Form S-3 with the SEC and an accompanying base prospectus, which was declared effective by the SEC on October 5, 2022, for the offer and sale of up to $400 million of the Company’s securities. As of June 30, 2025, $325 million of the Company’s securities remained available for offer and sale under this shelf registration statement.

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

In February 2024, the Company sold 9,000,000 shares of its common stock under the Sales Agreement at an average price of $4.50 per share for $39.3 million in net proceeds. As of June 30, 2025, $34.5 million remained available for sale under the Sales Agreement.

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

As of June 30, 2025, there were 808,615 shares authorized to be issued upon the exercise of outstanding stock option grants and no shares reserved for future issuance under the 2020 Plan.

2021 Equity Incentive Plan

In July 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective immediately prior to and contingent upon the execution of the underwriting agreement related to the Company’s IPO. The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares initially reserved for issuance under the 2021 Plan was equal to 35,075,122, which was the sum of 11,413,572 new shares; plus the number of shares (not to exceed 23,661,550 shares), which represented (i) the number of shares that remained available for issuance under the 2020 Plan, at the time the 2021 Plan became effective, and (ii) any shares subject to outstanding stock options or other stock awards that were granted under the 2020 Plan that are forfeited, terminate, expire or are otherwise not issued. In December 2024, the 2021 Plan was amended by Amendment No. 1 to the 2021 Plan, which decreased the aggregate number of shares of the Company’s common stock reserved for issuance under the 2021 Plan by 8,000,000 shares. In addition, the number of shares of the Company’s common stock reserved for issuance under the 2021 Plan will automatically increase on the first day of each calendar year pursuant to the evergreen provision thereof, beginning on January 1, 2022 and continuing through January 1, 2031, in an amount equal to 5% of the shares of common stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the board of directors. On January 1, 2022, 5,539,145 shares of common stock were automatically added to the shares authorized for issuance under the 2021 Plan pursuant to the evergreen provision thereof. On January 1, 2024, 3,304,820 shares of common stock were added to the shares authorized for issuance under the 2021 Plan, pursuant to the evergreen provision thereof, as determined by the Company’s board of directors. The number of shares to be issued under the 2021 Plan did not increase pursuant to the evergreen provision thereof on January 1, 2023 nor January 1, 2025, as determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2021 Plan will be added back to the shares of common stock available for issuance under the 2021 Plan.

As of June 30, 2025, there were an aggregate of 36,681,059 shares authorized to be issued under the 2020 Plan and the 2021 Plan, which included 808,615 and 22,106,919 shares authorized to be issued upon the exercise of outstanding stock option and restricted stock unit grants from the 2020 Plan and 2021 Plan, respectively, and 0 and 13,765,525 shares reserved for future issuance under the 2020 Plan and 2021 Plan, respectively.

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

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of stock options granted:

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2025	2024	2025	2024
Expected term (in years)	5.7	6.0	5.8	5.9
Expected volatility	61.8%	62.0%	61.0%	62.6%
Risk-free interest rate	4.1%	4.4%	4.4%	4.1%
Expected dividend yield	—%	—%	—%	—%

Stock Option Activity

The following table summarizes the Company’s stock option activity since December 31, 2024:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2024	14,987,559	$4.51	7.5	$—
Granted	9,745,844	$1.53
Exercised	(123,111)	$0.85
Forfeited	(3,394,758)	$4.21
Outstanding at June 30, 2025	21,215,534	$3.21	8.2	$122
Vested and expected to vest at June 30, 2025	21,215,534	$3.21	8.2	$122
Options exercisable at June 30, 2025	8,262,755	$5.14	6.8	$—

The weighted-average grant date fair value of stock options granted during the three and six months ended June 30, 2025 was $0.43 and $0.90, respectively, per share.

The weighted-average grant date fair value of stock options granted during the three and six months ended June 30, 2024 was $1.48 and $2.21, respectively, per share.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair market value of the common stock for the options that had exercise prices lower than the estimated fair value of the Company’s common stock at June 30, 2025 and 2024.

The total intrinsic value of stock options exercised was less than $0.1 million for both the three and six months ended June 30, 2025. The total intrinsic value of stock options exercised was $0.2 million for both the three and six months ended June 30, 2024.

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

The following table summarizes the Company’s RSU activity since December 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2024	—	$—
Granted	1,700,000	$1.61
Vested	—	$—
Forfeited	—	$—
Outstanding at June 30, 2025	1,700,000	$1.61

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense (service-based stock options, RSUs, and the Company’s employee stock purchase plan) in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$787	$889	$1,618	$2,566
Selling, general and administrative	2,393	7,600	4,388	11,302
	$3,180	$8,489	$6,006	$13,868

As of June 30, 2025, total unrecognized stock-based compensation expense related to unvested stock options was $14.8 million, which is expected to be recognized over a weighted-average period of 2.3 years.

As of June 30, 2025, the total unrecognized stock-based compensation expense related to unvested RSUs was $2.1 million, which is expected to be recognized over a weighted-average period of 1.13 years.

2021 Employee Stock Purchase Plan

In July 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective immediately prior to and contingent upon the execution of the underwriting agreement related to the Company’s IPO. A total of 1,342,773 shares of common stock were initially reserved for issuance under the 2021 ESPP. There were 681,657 shares issued under the 2021 ESPP as of June 30, 2025. The number of shares of common stock that may be issued under the 2021 ESPP will automatically increase on the first day of each calendar year, pursuant to the evergreen provision thereof, beginning on January 1, 2022 and continuing through January 1, 2031, by an amount equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the calendar month before the date of each automatic increase, (ii) 2,685,546 shares and (iii) an amount determined by the Company’s board of directors. The number of shares to be issued under the 2021 ESPP did not increase pursuant to the evergreen provision thereof on January 1, 2023, January 1, 2024, nor January 1, 2025, as determined by the Company’s board of directors. The first offering under the 2021 ESPP was June 6, 2022. As of June 30, 2025, 661,116 shares remained available for issuance under the 2021 ESPP. During the three and six months ended June 30, 2025 and 2024, the Company recognized less than $0.1 million in related stock-based compensation expense.

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

There were no warrants issued during the three and six months ended June 30, 2025 and 2024. As of June 30, 2025, there were 6,824,712 warrants outstanding and not yet vested at a weighted-average exercise price of $3.48, with a weighted-average remaining contractual term of 7.38 years.

12. Income Taxes

For the three and six months ended June 30, 2025 and 2024, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period, due to its uncertainty of realizing a benefit from those items. Substantially all of the Company’s operating losses since inception have been generated in the U.S.

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including bonus depreciation, domestic research cost expensing and the business interest expense limitation, among other tax changes. The Company is currently evaluating the impact of the legislation and the potential effects on the Company's financial position, results of operations, and cash flows.

13. Defined Contribution Plan

The Company maintains a 401(k) Plan (the “401(k) Plan”) for the benefit of eligible employees. The 401(k) Plan is a defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, that covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Pursuant to the terms of the 401(k) Plan, the Company is required to make non-elective contributions of 3% of eligible participants’ compensation. For the three and six months ended June 30, 2025, the Company contributed $0.2 million and $0.4 million, respectively, to the 401(k) Plan. For the three and six months ended June 30, 2024, the Company contributed $0.1 million and $0.3 million, respectively, to the 401(k) Plan.

14. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(14,660)	$(47,247)	$(30,949)	$(90,743)
Denominator:
Weighted-average common shares outstanding, basic and diluted	120,016,132	119,362,670	119,950,172	117,490,439
Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.40)	$(0.26)	$(0.77)

Shares of unvested restricted common stock are not considered outstanding for accounting purposes until vested and were excluded from the calculations of basic net loss per share attributable to common stockholders for the three and six months ended June 30, 2025. There were no shares of unvested restricted common stock for the three and six months ended June 30, 2024.

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

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2025	2024
Stock options to purchase common stock	21,215,534	25,030,649
Restricted stock units	1,700,000	—
Warrants to purchase common stock	6,824,712	6,824,712
	29,740,246	31,855,361

15. Related-Party Transactions

As of June 30, 2025 and December 31, 2024, an aggregate of $0.5 million and $1.3 million, respectively, was due to Adimab under the Adimab Assignment Agreement, the Adimab Collaboration Agreement, the Adimab Platform Transfer Agreement and the Adimab DNA Sequencing Services Agreement (as defined below) by the Company and was included in accrued expenses. As of June 30, 2025 and December 31, 2024, no amounts were due to the Company from Adimab under the Adimab Assignment Agreement, the Adimab Collaboration Agreement, the Adimab Platform Transfer Agreement or the Adimab DNA Sequencing Services Agreement.

Adimab Assignment Agreement

Under the Adimab Assignment Agreement, Adimab, a principal stockholder of the Company, is entitled to receive milestone and royalty payments upon specified conditions and receives payments from the Company for providing ongoing services under the agreement (see Note 7).

During the three and six months ended June 30, 2025 and 2024, the Company did not recognize any IPR&D expense with respect to contingent consideration payable under the Adimab Assignment Agreement.

During the three and six months ended June 30, 2025 and 2024, the Company did not recognize any research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Assignment Agreement.

During the three and six months ended June 30, 2025, the Company expensed $0.4 million and $0.9 million, respectively, of royalties as costs of product revenue, while reserving all rights under the Adimab Assignment Agreement and the applicable law. During both the three and six months ended June 30, 2024, the Company did not recognize any costs of product revenue with respect to royalties under the Adimab Assignment Agreement.

Adimab Collaboration Agreement

Under the Adimab Collaboration Agreement, the Company is obligated to pay Adimab for certain fees, milestones and royalty payments (see Note 7).

During both the three months ended June 30, 2025 and 2024, the Company recognized $0.6 million of research and development expense related to the quarterly fee under the Adimab Collaboration Agreement. During both the six months ended June 30, 2025 and

2024, the Company recognized $1.2 million of research and development expense related to the quarterly fee under the Adimab Collaboration Agreement.

During the three and six months ended June 30, 2025 and 2024, the Company did not recognize any research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Collaboration Agreement.

Adimab Platform Transfer Agreement

Under the Adimab Platform Transfer Agreement, the Company is obligated to pay Adimab for certain fees, milestones and royalty payments (see Note 7), including an annual fee of single digit millions on each of the first four anniversaries of the Adimab Platform Transfer Agreement Effective Date.

During both the three months ended June 30, 2025 and 2024,the Company recognized $0.5 million of research and development expense related to the annual fee under the Adimab Platform Transfer Agreement. During both the six months ended June 30, 2025 and 2024, the Company recognized $1.0 million of research and development expense related to the annual fee under the Adimab Platform Transfer Agreement.

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

During the three and six months ended June 30, 2025 and 2024, the Company recognized less than $0.1 million of research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab DNA Sequencing Services Agreement.

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

The following table presents information about reported segment revenues, and significant segment expenses as provided to the CODM.

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Product revenue, net	$11,786	$2,264	$23,090	$2,264
Total revenue	11,786	2,264	23,090	2,264
Operating costs and expenses:
Cost of product revenue	685	88	1,519	88
Direct, external research and development expenses by program:
Pemivibart	906	4,563	2,297	23,300
VYD2311	1,011	17,221	2,513	19,129
Adintrevimab	174	220	328	347
Total direct, external research and development expenses by program	2,091	22,004	5,138	42,776
Unallocated research and development expenses(1)	6,695	7,441	13,459	16,152
Other segment items(2)	14,195	13,489	28,950	24,716
Stock-based compensation	3,180	8,489	6,006	13,868
Total operating costs and expenses	26,846	51,511	55,072	97,600
Loss from operations	(15,060)	(49,247)	(31,982)	(95,336)
Other income:
Other income, net(3)	400	2,000	1,033	4,593
Total other income, net	400	2,000	1,033	4,593
Net loss	$(14,660)	$(47,247)	$(30,949)	$(90,743)
(1)
Includes personnel related expenses (excluding research and development stock-based compensation) and external discovery-related and other costs.
(2)
Includes commercial, general and administrative personnel related costs (excluding stock-based compensation), professional and consulting fees and other costs.
(3)
Includes interest income of $405 and $2,163 for the three months ended June 30, 2025 and 2024, respectively and interest income of $1,033 and $4,762 for the six months ended June 30, 2025 and 2024, respectively.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, and are not guarantees of future performance. The words “may,” “anticipate,” “believe,” “could,” “expect,” “intends,” “might,” “plan,” “possible,” “potential,” “aim,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These statements speak only as of the date of this Quarterly Report on Form 10-Q and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements include, without limitation, statements about the following:

•
our plans related to the commercialization of PEMGARDA® (pemivibart), which received emergency use authorization (“EUA”) from the U.S. Food and Drug Administration (“FDA”) in March 2024, including our expectations about the potential market opportunity;
•
the design of PEMGARDA to keep pace with SARS-CoV-2 viral evolution;
•
our expectations related to VYD2311, our next generation monoclonal antibody (“mAb”) candidate for COVID-19, and the potential of VYD2311 to offer the ability to deliver clinically meaningful titer levels through more system- and patient-friendly means;
•
our expectations regarding availability of a rapid pathway to potential Biologics License Application ("BLA") approval for VYD2311 for the prevention of COVID-19 and the compact pivotal clinical trial that could substantiate it;
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
•
our expectations regarding the regulatory pathway for our product candidates, including the anticipated timing of any submission of filings for regulatory authorization or approval of, and our ability to obtain and maintain regulatory authorizations or approvals for, our product candidates;
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
•
our expectations regarding the SPEAR Study Group, including its anticipated focus, goals and plans;
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

Overview

Invivyd, Inc. is a biopharmaceutical company devoted to delivering protection from serious viral infectious diseases, beginning with SARS-CoV-2. PEMGARDA® (pemivibart) is our first monoclonal antibody (“mAb”) to receive regulatory authorization and was designed to keep pace with SARS-CoV-2 viral evolution.

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

In January 2024, we nominated VYD2311, a next generation mAb candidate for COVID-19, as a drug candidate, and in September 2024, we announced dosing of the first participants in a Phase 1/2 clinical trial of VYD2311. VYD2311 is a mAb with high in vitro neutralization potency shown against prominent SARS-CoV-2 variants tested to date. The Phase 1/2 randomized, blinded, placebo-controlled clinical trial evaluated escalating dosing as well as safety, tolerability, pharmacokinetics and immunogenicity of VYD2311 in healthy trial participants. The Phase 1/2 clinical trial was conducted in Australia and evaluated multiple dose levels of VYD2311 through various routes of administration, including exploration of intramuscular administration and subcutaneous administration, which are designed to be more system- and patient-friendly than intravenous administration. In June 2025, we announced positive full Phase 1/2 clinical data for VYD2311 for both safety and pharmacokinetics. In August 2025, we announced alignment with advice from the FDA on a compact and, therefore, rapid pathway to potential BLA approval for VYD2311 for the prevention of COVID-19. As part of a recent Type C meeting, the FDA advised that a single, Phase 2/3 randomized, double-blind, placebo-controlled trial evaluating mAb efficacy from a relatively modest number of RT-PCR-confirmed symptomatic COVID-19 disease events could support a BLA submission for VYD2311 for the prevention of COVID-19 in a broad population of Americans (12 years of age and older, weighing at least 40kg), including immunocompromised people, subject to agreement on safety database size and pending full protocol review. Like pemivibart, VYD2311 was engineered from adintrevimab, our investigational mAb that has a robust safety data package and demonstrated clinically meaningful results in global Phase 2/3 clinical trials for both the prevention and treatment of COVID-19.

In July 2025, we announced that we had formed the SPEAR (Spike Protein Elimination and Recovery) Study Group with leading investigators to structure and guide anticipated clinical trials evaluating the effects of broadly neutralizing

anti-SARS-CoV-2 spike protein mAb therapy in people suffering from Long COVID or Post-Vaccination Syndrome (PVS). The SPEAR Study Group intends to launch multi-center translational clinical research on Long COVID and PVS using next-generation antibodies like our investigational mAb candidate VYD2311.

Globally, COVID-19 has caused millions of deaths and lasting health problems in many survivors and remains a significant global health concern, particularly for immunocompromised individuals. Isolation and mental health impacts, absenteeism from work, and educational losses for children have been profound consequences of this crisis. COVID-19 persists and continues to impact patients, notably those who are immunocompromised, and combating this disease will require a variety of effective and safe prevention and treatment options for years to come. By leveraging our capabilities, which we have developed through our experience with adintrevimab and pemivibart and over five years in the COVID-19 space, we aim to develop mAbs that could be used in prevention or treatment of serious viral diseases, starting with COVID-19 and potentially expanding into other high-need indications.

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

Since our inception, we have incurred significant losses, including a net loss of $30.9 million for the six months ended June 30, 2025. As of June 30, 2025, we had an accumulated deficit of $932.9 million. We may continue to incur significant expenses and recognize losses in the foreseeable future as we expand and progress our research and development activities, manufacturing activities and commercialization efforts. In addition, our losses from operations may fluctuate significantly from period to period depending on the timing of our clinical trials and our expenditures on other research and development activities, manufacturing activities, and commercialization efforts. Our expenses could increase substantially in connection with our ongoing activities, as we:

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

Components of Our Results of Operations

Product Revenue, Net

In March 2024, we received EUA from the FDA for PEMGARDA. Product revenue, net consists of product revenue earned on the sales of PEMGARDA in the U.S. Product revenues are recorded net of applicable reserves for variable consideration, including discounts and allowances, trade discounts and distributor fees, government chargebacks, product returns and other incentives such as co-pay assistance programs.

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

Through June 30, 2025, we have operated as a hybrid company. We have not incurred material operating expenses for the rent, maintenance and insurance of facilities, or for the depreciation of fixed assets.

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

We continue to monitor the manner in which countries will enact legislation to implement the Pillar Two framework proposed by the Organisation for Economic Co-operation and Development, which proposes a 15% global corporate minimum tax. As of June 30, 2025, various countries have enacted aspects of Pillar Two while committing to enact additional aspects in future years. While we do not expect these rules to have a material impact on our effective tax rate, we continue to monitor these initiatives on a global basis.

Results of Operations

Comparison of the three months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,	Three Months Ended June 30,
(in thousands)	2025	2024	Change
Revenue:
Product revenue, net	$11,786	$2,264	$9,522
Total revenue	11,786	2,264	9,522
Operating costs and expenses:
Cost of product revenue	$685	$88	$597
Research and development	9,573	30,334	(20,761)
Selling, general and administrative	16,588	21,089	(4,501)
Total operating costs and expenses	26,846	51,511	(24,665)
Loss from operations	(15,060)	(49,247)	34,187
Other income:
Other income, net	400	2,000	(1,600)
Total other income, net	400	2,000	(1,600)
Net loss	$(14,660)	$(47,247)	$32,587

The following discussion presents the components of our expenses for the periods presented:

Product Revenue, Net

Product revenue, net was $11.8 million and $2.3 million for the three months ended June 30, 2025 and 2024, respectively. The $9.5 million increase is the result of increased product sales following the launch of PEMGARDA in April 2024.

Cost of Product Revenue

Cost of product revenue was $0.7 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively. The $0.6 million increase is the result of increased PEMGARDA product sales following launch and certain period costs.

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

Research and Development Expenses

	Three Months Ended June 30,	Three Months Ended June 30,
(in thousands)	2025	2024	Change
Direct, external research and development expenses by program:
Pemivibart(1)	$906	$4,563	$(3,657)
VYD2311(2)	1,011	17,221	(16,210)
Adintrevimab	174	220	(46)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	3,530	3,842	(312)
External discovery-related and other costs	3,952	4,488	(536)
Total research and development expenses	$9,573	$30,334	$(20,761)

(1) In March 2023, we announced the nomination of VYD222 (pemivibart) as a novel mAb therapeutic option for COVID-19.

(2) In March 2024, we announced the nomination of VYD2311 as a novel mAb therapeutic option for COVID-19.

Research and development expenses were $9.6 million for the three months ended June 30, 2025, compared to $30.3 million for the three months ended June 30, 2024. The $20.8 million decrease in research and development expenses was primarily due to the following:

•
Decrease in direct costs related to our pemivibart program resulted from decrease of $3.9 million in contract research costs for our Phase 3 CANOPY clinical trial, $0.2 million in nonclinical expenses, and $0.2 million in other external costs, partially offset by increase of $0.6 million in contract development and manufacturing primarily related to increased storage costs;
•
Decrease in direct costs related to our VYD2311 program resulted from decrease of $15.4 million in contract costs for clinical and commercial manufacturing and $1.0 million in nonclinical expense, partially offset by increase of $0.2 million in contract research costs for our Phase 1/2 clinical trial;
•
The direct costs related to our adintrevimab program remained relatively consistent between periods;
•
Decrease in personnel related costs resulted from decrease of $0.3 million in headcount-related costs; and
•
Decrease in external discovery-related and other costs resulted from decrease of $0.5 million in contract development and manufacturing costs related to our pipeline candidates.

Selling, General and Administrative Expenses

	Three Months Ended June 30,	Three Months Ended June 30,
(in thousands)	2025	2024	Change
Personnel related (including stock-based compensation)	$7,624	$12,401	$(4,777)
Professional and consultant fees	7,420	7,641	(221)
Other	1,544	1,047	497
Total selling, general and administrative expenses	$16,588	$21,089	$(4,501)

Selling, general and administrative expenses were $16.6 million for the three months ended June 30, 2025, compared to $21.1 million for the three months ended June 30, 2024. The $4.5 million decrease in selling, general and administrative expenses was primarily due to the following:

•
Decrease in personnel related costs primarily related to decrease of $5.2 million in stock-based compensation expense, partially offset by $0.4 million increase in headcount-related costs. The decrease in stock-based compensation expense was primarily due to stock-based compensation expense recognized in 2024 associated with the accelerated vesting of a portion of the outstanding stock options granted to our former Chief Executive Officer, in accordance with the terms of his employment agreement;
•
Decrease in professional and consultant fees resulted from decrease of $0.5 million related to sales and marketing costs and $0.1 million in insurance cost, partially offset by increase of $0.4 million in professional service fees; and
•
Increase in other costs primarily resulted from an increase of travel costs.

Other Income

Other income was $0.4 million and $2.0 million for the three months ended June 30, 2025 and 2024, respectively, in each case consisting primarily of interest earned on our invested cash balances.

Comparison of the six months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2025	2024	Change
Revenue:
Product revenue, net	$23,090	$2,264	$20,826
Total revenue	23,090	2,264	20,826
Operating costs and expenses:
Cost of product revenue	$1,519	$88	$1,431
Research and development	20,214	61,494	(41,280)
Selling, general and administrative	33,339	36,018	(2,679)
Total operating costs and expenses	55,072	97,600	(42,528)
Loss from operations	(31,982)	(95,336)	63,354
Other income:
Other income, net	1,033	4,593	(3,560)
Total other income, net	1,033	4,593	(3,560)
Net loss	$(30,949)	$(90,743)	$59,794

The following discussion presents the components of our expenses for the periods presented:

Product Revenue, Net

Product revenue, net was $23.1 million and $2.3 million for the six months ended June 30, 2025 and 2024, respectively. The $20.8 million increase is the result of increased product sales following the launch of PEMGARDA in April 2024.

Cost of Product Revenue

Cost of product revenue was $1.5 million and $0.1 million for the six months ended June 30, 2025 and 2024, respectively. The $1.4 million increase is the result of increased PEMGARDA product sales following launch and certain period costs.

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

Research and Development Expenses

	Six Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2025	2024	Change
Direct, external research and development expenses by program:
Pemivibart(1)	$2,297	$23,300	$(21,003)
VYD2311(2)	2,513	19,129	(16,616)
Adintrevimab	328	347	(19)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	7,541	10,580	(3,039)
External discovery-related and other costs	7,535	8,138	(603)
Total research and development expenses	$20,214	$61,494	$(41,280)

(1) In March 2023, we announced the nomination of VYD222 (pemivibart) as a novel mAb therapeutic option for COVID-19.

(2) In March 2024, we announced the nomination of VYD2311 as a novel mAb therapeutic option for COVID-19.

Research and development expenses were $20.2 million for the six months ended June 30, 2025, compared to $61.5 million for the six months ended June 30, 2024. The $41.3 million decrease in research and development expenses was primarily due to the following:

•
Decrease in direct costs related to our pemivibart program resulted from decrease of $11.3 million in contract costs for commercial manufacturing, $8.6 million in contract research costs for our Phase 3 CANOPY clinical trial, $0.7 million in nonclinical costs, and $0.4 million in other external costs;
•
Decrease in direct costs related to our VYD2311 program resulted from decrease of $15.9 million in contract costs for clinical and commercial manufacturing and $1.2 million in nonclinical expense, partially offset by increase of $0.5 million in contract research costs for our Phase 1/2 clinical trial;
•
The direct costs related to our adintrevimab program remained relatively consistent between periods;
•
Decrease in personnel related costs resulted from decrease of $3.0 million in headcount-related costs; and
•
Decrease in external discovery-related and other costs resulted from $0.6 million in contract development and manufacturing expense related to our pipeline candidates.

Selling, General and Administrative Expenses

	Six Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2025	2024	Change
Personnel-related costs	$15,108	$19,796	$(4,688)
Professional and consultant fees	15,330	14,684	646
Other	2,901	1,538	1,363
Total selling, general and administrative expenses	$33,339	$36,018	$(2,679)

Selling, general and administrative expenses were $33.3 million for the six months ended June 30, 2025, compared to $36.0 million for the six months ended June 30, 2024. The $2.7 million decrease in selling, general and administrative expenses was primarily due to the following:

•
Decrease in personnel related costs resulted from decrease of $6.9 million in stock-based compensation expense, partially offset by increase of $2.2 million in headcount-related costs. The decrease in stock-based compensation expense was primarily due to stock-based compensation expense recognized in 2024 associated with the accelerated vesting of a portion of the outstanding stock options granted to our former Chief Executive Officer, in accordance with the terms of his employment agreement;
•
Increase in professional and consultant fees resulted from increase of $0.6 million in professional service fees and $0.2 million in sales and marketing costs, partially offset by decrease of $0.2 million in insurance costs; and
•
Increase in other costs primarily resulted from increase of $1.0 million in travel costs and $0.3 million in software licensing costs.

Other Income

Other income was $1.0 million and $4.6 million for the six months ended June 30, 2025 and 2024, respectively, in each case consisting primarily of interest earned on our invested cash balances.

Liquidity and Capital Resources

Sources of Liquidity

Through June 30, 2025, we have incurred significant operating losses and negative cash flows from operations. Although we received an EUA from the FDA for PEMGARDA in March 2024, we may continue to incur significant expenses and potential operating losses for the foreseeable future as we continue to commercialize PEMGARDA and advance the development of our other product candidates. To date, we have financed our operations primarily with net proceeds of $464.7 million from sales of our preferred stock, with aggregate net proceeds from our IPO in August 2021 of $327.5 million, and with net proceeds of $39.3 million from sales of our common stock under the Sales Agreement (as defined below). After receiving EUA in March 2024, we have also funded our operations from sales of PEMGARDA.

As of June 30, 2025, we had cash and cash equivalents of $34.9 million.

Sales Agreement

In December 2023, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which we may, at our option, offer and sell shares of our common stock, with a sales value of up to $75.0 million, from time to time, through Cantor, acting as sales agent, in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended. Cantor is entitled to a commission of 3% of the gross proceeds from any sales of such shares. In February 2024, we sold 9,000,000 shares of our common stock under the Sales Agreement at an average price of $4.50 per share for $39.3 million in net proceeds. As of June 30, 2025, $34.5 million remained available for sale under the Sales Agreement.

Loan Agreement

On April 18, 2025, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as lender (the “Lender”). The Loan Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $30 million (the “Term Facility”) consisting of (a) Term A Loans in an aggregate principal amount of up to $10 million, which shall be available to be drawn from and after August 15, 2025 through December 31, 2026 upon compliance with certain financial covenants and conditions, (b) Term B Loans in an aggregate principal amount of up to $10 million, which shall be available to be drawn during the period commencing on the date of the achievement of certain net product revenue milestones and ending on June 30, 2027, and (c) Term C Loans in an aggregate principal amount of up to $10 million, which shall be available to be drawn during the period commencing on the date of the achievement of certain net product revenue milestones and ending on June 30, 2027. The proceeds of the Term Facility may be used for working capital and general business purposes. As of June 30, 2025, we had not satisfied the net product revenue milestone required to be eligible to access proceeds from the Term Facility as of the earliest draw down date, August 15, 2025.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(34,430)	$(91,813)
Net cash used in investing activities	(155)	(140)
Net cash provided by financing activities	141	39,193
Net decrease in cash and cash equivalents	$(34,444)	$(52,760)

Operating Activities

During the six months ended June 30, 2025, operating activities used $34.4 million of cash, primarily due to our net loss of $30.9 million and changes in our operating assets and liabilities of $10.8 million, partially offset by non-cash charges of $7.3 million. The changes in our operating assets and liabilities primarily consisted of a $24.6 million decrease in accrued expenses, a $0.7 million decrease in operating lease liabilities, and a $0.1 million increase in inventory, partially offset by a $7.7 million increase in accounts payable, $4.8 million decrease in prepaid expenses and other current assets, and $2.1 million decrease in accounts receivables. The change in accrued expenses and accounts payable was primarily due to the timing of vendor invoicing and payments.

During the six months ended June 30, 2024, operating activities used $91.8 million of cash, primarily due to our net loss of $90.7 million and changes in our operating assets and liabilities of $16.0 million, partially offset by non-cash charges of $14.9 million. The changes in our operating assets and liabilities primarily consisted of a $15.8 million decrease in accrued expenses, a $2.9 million increase in accounts receivables, a $2.6 million increase in inventory, a $1.6 million increase in other non-current assets, a $0.8 million decrease in operating lease liabilities, a $0.8 million decrease in other non-current liabilities and a $0.6 million decrease in accounts payable, partially offset by a $7.4 million decrease in prepaid expenses and other current assets and a $1.7 million increase in deferred revenue. The decrease in accrued expenses was primarily due to the timing of vendor invoicing and payments. The decrease in prepaid expenses and other current assets was primarily due to the utilization of WuXi Biologics manufacturing prepayments.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2025 consisted of $0.2 million in purchases of property and equipment.

Net cash used in investing activities during the six months ended June 30, 2024 consisted of $0.1 million in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2025 consisted of $0.2 million from the exercises of stock options and the issuance of common stock under the employee stock purchase plan, partially offset by $0.1 million in payments for offering costs related to the Sales Agreement.

Net cash provided by financing activities during the six months ended June 30, 2024 consisted of $39.3 million from the issuance of common stock under the Sales Agreement, $0.2 million from exercises of stock options and $0.2 million from the issuance of common stock under the employee stock purchase plan, partially offset by $0.4 million in payments for offering costs related to the Sales Agreement.

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

Contractual Obligations and Commitments

Through June 30, 2025, we committed to noncancelable purchase obligations related to commercial drug substance and drug product manufacturing under the Commercial Manufacturing Services Agreement with WuXi Biologics, which was entered into in December 2020, amended and restated in August 2021 and further amended and restated in September 2023 (as amended and restated, the “Commercial Manufacturing Agreement”). As of June 30, 2025, the total remaining contractually binding commercial drug substance and drug product purchase obligations due to WuXi Biologics was $25.9 million, which was included in accounts payable and accrued expenses. The remaining balance is expected to be paid in 2025.

Through June 30, 2025, we committed to noncancelable purchase obligations related to the procurement of materials to be used in future drug substance and drug product manufacturing under the Commercial Manufacturing Agreement. As of June 30, 2025, the total remaining contractually binding purchase obligations due to WuXi Biologics was $3.5 million, which was included in accounts payable and accrued expenses. The remaining balance is expected to be paid in 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings or other litigation relating to claims arising in the ordinary course of business. We accrue liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and estimated exposure amount. Legal fees and other costs associated with such proceedings are expensed as incurred. As of June 30, 2025, we were not a party to any material legal proceedings.

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

The Term A Loans shall be available to be drawn from and after August 15, 2025 through December 31, 2026 upon compliance with certain financial covenants, provided that we satisfy certain conditions described in the Loan Agreement. The Term B Loans shall be available to be drawn during the period commencing on the date of the achievement of certain net product revenue milestones and ending on June 30, 2027, provided that we satisfy certain conditions described in the Loan Agreement. The Term C Loans shall be available to be drawn during the period commencing on the date of the achievement of certain net product revenue milestones and ending on June 30, 2027, provided that we satisfy certain conditions described in the Loan Agreement. As of June 30, 2025, we had not satisfied the net product revenue milestone required to be eligible to access proceeds from the Term Facility as of the earliest draw down date, August 15, 2025.

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

We did not issue any unregistered equity securities during the three months ended June 30, 2025.

Purchases of Equity Securities by the Issuer

We did not purchase any of our equity securities during the three months ended June 30, 2025.

Item 5. Other Information.

Director and Officer Trading Arrangements

During the three months ended June 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

10.1†

Loan and Security Agreement, dated April 18, 2025, between the Company and Silicon Valley Bank, a Division of First-Citizens Bank & Trust Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-40703), filed with the Securities and Exchange Commission on April 21, 2025).

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

INVIVYD, INC.

Date: August 14, 2025	By:	/s/ William Duke, Jr.
William Duke, Jr.
Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)