Form 10-Q
period 2025-09-30
Invivyd, Inc.
filed 2025-11-06
CIK 1832038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number: 001-40703

INVIVYD, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-1403134
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
209 Church Street New Haven, CT	06510
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 819-0080

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	IVVD	The Nasdaq Global Market

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

As of October 30, 2025, the registrant had 233,122,834 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

INVIVYD, INC.

Condensed Consolidated Balance Sheets

(UNaudited)

(In thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$84,967	$69,349
Accounts receivable, net	9,852	10,906
Prepaid expenses and other current assets	14,950	20,426
Total current assets	109,769	100,681
Inventory	25,395	25,907
Property and equipment, net	1,260	1,508
Operating lease right-of-use assets	2,728	1,385
Other non-current assets	6	34
Total assets	$139,158	$129,515
Liabilities, Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,104	$10,448
Accrued expenses (1)	25,277	50,197
Operating lease liabilities	1,083	1,304
Other current liability	32	27
Total current liabilities	44,496	61,976
Operating lease liabilities, non-current	1,594	—
Total liabilities	46,090	61,976
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock (undesignated), $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized, 214,409,450 shares issued and outstanding at September 30, 2025; 119,835,162 shares issued and outstanding at December 31, 2024	22	12
Additional paid-in capital	1,036,500	969,526
Accumulated other comprehensive loss	(41)	(5)
Accumulated deficit	(943,413)	(901,994)
Total stockholders’ equity	93,068	67,539
Total liabilities, preferred stock and stockholders’ equity	$139,158	$129,515

(1)
Includes related-party amounts of $716 and $1,274 as of September 30, 2025 and December 31, 2024, respectively (see Note 15).

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVIVYD, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(UNaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Product revenue, net	$13,129	$9,300	$36,219	$11,564
Total revenue	13,129	9,300	36,219	11,564
Operating costs and expenses:
Cost of product revenue(1)	1,088	806	2,607	894
Research and development(2)	8,046	57,850	28,260	119,344
Selling, general and administrative	15,018	12,955	48,357	48,973
Total operating costs and expenses	24,152	71,611	79,224	169,211
Loss from operations	(11,023)	(62,311)	(43,005)	(157,647)
Other income:
Other income, net	553	1,572	1,586	6,165
Total other income, net	553	1,572	1,586	6,165
Net loss	(10,470)	(60,739)	(41,419)	(151,482)
Other comprehensive income (loss)
Unrealized (loss), net of tax	(2)	(6)	(36)	(5)
Comprehensive loss	$(10,472)	$(60,745)	$(41,455)	$(151,487)
Net loss per share attributable to common stockholders, basic and diluted	$(0.06)	$(0.51)	$(0.30)	$(1.28)
Weighted-average common shares outstanding, basic and diluted	170,169,865	119,495,284	136,874,025	118,163,599

(1)
Includes related-party amounts of $525 and $1,449 for the three and nine months ended September 30, 2025, respectively, and related-party amounts of $463 for both the three and nine months ended September 30, 2024 (see Note 15).
(2)
Includes related-party amounts of $1,158 and $3,426 for the three and nine months ended September 30, 2025, respectively, and $1,133 and $3,399 for the three and nine months ended September 30, 2024, respectively (see Note 15).

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVIVYD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2024	119,835,162	$12	—	$—	$969,526	$(5)	$(901,994)	67,539
Stock-based compensation expense	—	—	—	—	2,826	—	—	2,826
Exercise of stock options	36,111	—	—	—	37	—	—	37
Issuance of common stock under the employee stock purchase plan	90,172	—	—	—	44	—	—	44
Unrealized loss, net of tax	—	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	—	(16,289)	(16,289)
Balances at March 31, 2025	119,961,445	$12	—	$—	$972,433	$(13)	$(918,283)	$54,149
Stock-based compensation expense	—	—	—	—	3,180	—	—	3,180
Exercise of stock options	87,000	—	—	—	68	—	—	68
Issuance of common stock under the employee stock purchase plan	94,366	—	—	—	78	—	—	78
Unrealized loss, net of tax	—	—	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	—	—	(14,660)	(14,660)
Balances at June 30, 2025	120,142,811	$12	—	$—	$975,759	$(39)	$(932,943)	$42,789
Stock-based compensation expense	—	—	—	—	3,073	—	—	3,073
Issuance of common stock upon restricted stock units vesting	561,000	—	—	—	—	—	—	—
Common stock issued in connection with at-the-market offering, net	4,400,000	1	—	—	4,092	—	—	4,093
Pre-funded warrants issued in connection with public offering, net	—	—	—	—	11,096	—	—	11,096
Common stock issued in connection with public offering, net	89,234,480	9	—	—	42,424	—	—	42,433
Issuance of common stock under the employee stock purchase plan	71,159	—	—	—	56	—	—	56
Unrealized loss, net of tax	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	(10,470)	(10,470)
Balances at September 30, 2025	214,409,450	22	—	$—	$1,036,500	$(41)	$(943,413)	$93,068

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2023	110,160,684	$11	—	$—	$909,539	$(13)	$(732,069)	$177,468
Stock-based compensation expense	—	—	—	—	5,379	—	—	5,379
Issuance of common stock, net of issuance costs	9,000,000	1	—	—	39,056	—	—	39,057
Issuance of common stock under the employee stock purchase plan	60,546	—	—	—	89	—	—	89
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(43,496)	(43,496)
Balances at March 31, 2024	119,221,230	$12	—	$—	$954,063	$(12)	$(775,565)	$178,498
Stock-based compensation expense	—	—	—	—	9,128	—	—	9,128
Exercise of stock options	172,223	—	—	—	188	—	—	188
Issuance of common stock under the employee stock purchase plan	49,182	—	—	—	75	—	—	75
Net loss	—	—	—	—	—	—	(47,247)	(47,247)
Balances at June 30, 2024	119,442,635	$12	—	$—	$963,454	$(12)	$(822,812)	$140,642
Stock-based compensation expense	—	—	—	—	3,140	—	—	3,140
Exercise of stock options	124,078	—	—	—	97	—	—	97
Issuance of common stock under the employee stock purchase plan	37,322	—	—	—	27	—	—	27
Unrealized loss, net of tax	—	—	—	—	—	$(6)	—	$(6)
Net loss	—	—	—	—	—	—	(60,739)	(60,739)
Balances at September 30, 2024	119,604,035	$12	—	$—	$966,718	$(18)	$(883,551)	$83,161

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVIVYD, INC.

Condensed Consolidated Statements of Cash Flows

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(41,419)	$(151,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	9,079	16,731
Amortization of operating lease right-of-use assets	1,066	1,215
Depreciation and amortization expense	606	382
Other non-cash adjustments	296	—
Changes in operating assets and liabilities:
Accounts receivable	731	(8,154)
Inventory	(21)	(23,391)
Prepaid expenses and other current assets	5,359	15,311
Other non-current assets	28	(7,277)
Accounts payable	7,457	9,714
Accrued expenses	(24,831)	16,032
Operating lease liabilities	(1,036)	(1,247)
Other current liabilities	5	(15)
Other non-current liabilities	—	(700)
Net cash used in operating activities	(42,680)	(132,881)
Cash flows from investing activities:
Purchases of property and equipment	(155)	(145)
Net cash used in investing activities	(155)	(145)
Cash flows from financing activities:
Proceeds from exercises of stock options	105	285
Proceeds from issuance of common stock under the employee stock purchase plan	178	191
Proceeds from at-the-market offering, net of commissions	4,484	39,285
Proceeds from underwritten public offering, net of underwriting discounts and commissions	54,048	—
Payments for at-the-market offering costs	(145)	(507)
Payments for underwritten public offering costs	(217)	—
Net cash provided by financing activities	58,453	39,254
Net increase (decrease) in cash and cash equivalents	15,618	(93,772)
Cash and cash equivalents at beginning of period	69,349	200,641
Cash and cash equivalents at end of period	$84,967	$106,869
Supplemental disclosure of cash flow information
Deferred offering costs in accrued expenses	$170	$35
Deferred offering costs in accounts payable	$270	$40

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

In January 2024, the Company nominated VYD2311, a next generation mAb candidate for COVID-19, as a drug candidate, and in September 2024, the Company announced dosing of the first participants in a Phase 1/2 clinical trial of VYD2311. VYD2311 is a mAb with high in vitro neutralization potency shown against prominent SARS-CoV-2 variants tested to date. The Phase 1/2 randomized, blinded, placebo-controlled clinical trial evaluated escalating dosing as well as safety, tolerability, pharmacokinetics and immunogenicity of VYD2311 in healthy trial participants. The Phase 1/2 clinical trial was conducted in Australia and evaluated multiple dose levels of VYD2311 through various routes of administration, including exploration of intramuscular (“IM”) administration and subcutaneous administration, which are designed to be more system- and patient-friendly than intravenous administration. In June 2025, the Company announced positive full Phase 1/2 clinical data for VYD2311 for both safety and pharmacokinetics. In August 2025, the Company announced alignment with advice from the FDA on a compact and, therefore, rapid pathway to potential Biologics License Application (“BLA”) approval for VYD2311 for the prevention of COVID-19. As part of Type C meeting feedback, the FDA advised that a single, randomized, placebo-controlled trial evaluating mAb efficacy in prevention of RT-PCR-confirmed symptomatic COVID-19 disease events could support a BLA submission for VYD2311 for the prevention of COVID-19 in a broad population of Americans (12 years of age and older, weighing at least 40kg), including immunocompromised people, subject to agreement on safety database size and pending full protocol review. In October 2025, the Company announced that the FDA cleared the Company’s Investigational New Drug (“IND”) application for VYD2311 and provided feedback to advance the Company’s REVOLUTION clinical program, Invivyd’s development program for VYD2311. The REVOLUTION clinical program will include two clinical trials, DECLARATION and LIBERTY. The DECLARATION clinical trial is the Company’s BLA-enabling, Phase 3 randomized, triple-blind, placebo-controlled pivotal clinical trial to evaluate the efficacy and safety of VYD2311 for the prevention of symptomatic COVID at three months, with either a single dose or monthly doses of VYD2311, each administered via IM injection, compared to placebo. The LIBERTY clinical trial is designed as a Phase 3, randomized, pooled-vaccine, double-blind clinical trial to evaluate head-to-head safety and tolerability and co-administration interaction of VYD2311 with approved mRNA-based COVID vaccines in adults, subject to final alignment with the FDA. The DECLARATION and LIBERTY clinical trials are expected to begin around year-end 2025, with top-line data anticipated mid-2026. Additional studies in the REVOLUTION clinical program may be contemplated for conduct post-approval of VYD2311, if a BLA is granted by the FDA, to further elaborate the profile of antibody prevention of COVID. Like pemivibart, VYD2311 was engineered from adintrevimab, the Company’s investigational mAb that has a robust safety data package and demonstrated clinically meaningful results in global Phase 2/3 clinical trials for both the prevention and treatment of COVID-19.

In July 2025, the Company announced that it had formed the SPEAR (Spike Protein Elimination and Recovery) Study Group with leading investigators to structure and guide anticipated clinical trials evaluating the effects of broadly neutralizing anti-SARS-CoV-2 spike protein mAb therapy in people suffering from Long COVID or Post-Vaccination Syndrome (“PVS”). The SPEAR Study Group intends to launch multi-center translational clinical research on Long COVID and PVS using next-generation antibodies like the Company’s investigational mAb candidate VYD2311.

The Company was incorporated in the State of Delaware in June 2020. The Company operates as a hybrid company with employees working at its corporate headquarters in New Haven, Connecticut, and remotely. The Company leases dedicated laboratory and office space in Newton, Massachusetts for research and development purposes. In 2022, the Company expanded its research team to enable internal discovery and development of its mAb candidates, while continuing to leverage the Company’s existing partnership with Adimab, LLC (“Adimab”). The Company is focused on antibody discovery and use of Adimab’s platform technology while building its own internal capabilities. In addition, the Company performs research and development activities internally and engages third parties, including Adimab, to perform ongoing research and development and other services on its behalf.

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

Substantial Doubt about Ability to Continue as a Going Concern

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from sales of convertible preferred stock, proceeds from the Company’s initial public offering (“IPO”), net proceeds received from shares of common stock sold under the Sales Agreement (as defined below) and net proceeds received from shares of common stock and pre-funded warrants sold under the Underwriting Agreement (as defined below). After receiving EUA in March 2024, the Company has also funded its operations from sales of PEMGARDA.

The Company has incurred recurring losses and negative cash flows from operations since its inception, including a net loss of $41.4 million for the nine months ended September 30, 2025. As of September 30, 2025, the Company had an accumulated deficit of $943.4 million. The Company may continue to generate operating losses for the foreseeable future.

Based on current operating plans and excluding any contribution from future revenues or future external financing, the Company will not have sufficient cash and cash equivalents to fund its operating expenses and capital requirements beyond one year from the issuance of these condensed consolidated financial statements, and therefore, the Company has concluded that there is substantial doubt about its ability to continue as a going concern.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2025, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024, the condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024 and the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2025 and 2024 are unaudited.

The accompanying unaudited condensed consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. The accompanying condensed consolidated balance sheet as of December 31, 2024 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited annual consolidated financial statements, and the notes thereto, as of and for the year ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 20, 2025 (the “2024 Form 10-K”).

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of September 30, 2025 and December 31, 2024, the condensed consolidated results of operations for the three and nine months ended September 30, 2025 and 2024, the condensed consolidated cash flows for the nine months ended September 30, 2025 and 2024, and changes in stockholders’ equity for the three and nine months ended September 30, 2025 and 2024 have been made. The Company’s condensed consolidated results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025.

2. Summary of Significant Accounting Policies

As of September 30, 2025, the Company’s significant accounting policies and estimates, which are detailed in the Company’s 2024 Form 10-K, have not materially changed.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, research and development expenses and related prepaid or accrued costs, stock-based compensation expense, revenue, including discounts and allowances, and inventory obsolescence. The Company bases its estimates on historical experience, known trends, expected future internal sales forecasts and other market-specific or relevant factors it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ materially from those estimates or assumptions. If actual market conditions are less favorable than those projected by management or in the event of an adverse FDA action, inventory write-downs may be required.

Pre-funded Warrants

The Company accounts for pre-funded warrants as equity-classified based on an assessment of the warrant’s specific terms and applicable authoritative guidance included in Distinguishing Liabilities from Equity (“ASC 480”) and Derivatives and Hedging (“ASC 815”). The assessment considers whether the pre-funded warrants are freestanding financial instruments pursuant to ASC 480, whether the pre-funded warrants meet the definition of a liability pursuant to ASC 480, and whether the pre-funded warrants meet all of the requirements for equity classification under ASC 815.

The Company’s pre-funded warrants meet all of the criteria for equity classification and are recorded as a component of additional paid-in capital at the time of issuance, and are not remeasured.

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

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2025:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$52,547	$—	$—	$52,547
U.S. Treasury securities	$7,467	$22,371	$—	$29,838
	$60,014	$22,371	$—	$82,385

	Fair Value Measurements at December 31, 2024:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$68,345	$—	$—	$68,345
U.S. Treasury securities	$—	$—	$—	$—
	$68,345	$—	$—	$68,345

The money market funds and U.S. Treasury securities traded in active markets were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. U.S. Treasury securities that were not the most recently issued securities were valued using observable inputs, such as quoted prices for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

There were no changes to the valuation methods during the three and nine months ended September 30, 2025.

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers into or out of Level 1, Level 2 or Level 3 fair value measurements during the three and nine months ended September 30, 2025.

4. Inventory

The following table presents non-current inventories (in thousands):

	September 30, 2025	December 31, 2024
Work in process	$20,769	$20,769
Finished goods	4,626	5,138
	$25,395	$25,907

As of September 30, 2025, $0.4 million of finished goods inventory was classified as a current asset and included within prepaid and other current assets in the condensed consolidated balance sheet. Please refer to Note 5 for additional information.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid external research, development and manufacturing costs	$12,333	$15,264
Prepaid insurance	140	1,173
Other	1,766	3,726
Interest receivable	282	263
Finished goods inventory, current	429	—
	$14,950	$20,426

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued external research, development and manufacturing costs	$17,366	$41,680
Accrued professional and consultant fees	1,972	2,199
Accrued employee compensation	3,407	3,916
Accrued inventory	414	518
Other	2,118	1,884
	$25,277	$50,197

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

Pursuant to the terms of the Adimab Assignment Agreement, the parties will establish one or more work plans that set forth the activities to be performed under the agreement (each, a “Work Plan”), and each party is responsible for performing the obligations to which it is assigned under such Work Plans. Upon execution of the Adimab Assignment Agreement, the Company and Adimab agreed on an initial Work Plan that outlined the services that will be performed commencing at inception of the arrangement. The Company is obligated to pay Adimab quarterly for its services performed under each Work Plan at a specified full-time equivalent rate. Otherwise, the Company is solely responsible for the development, manufacture and commercialization of the CoV Antibodies and associated Products at its own cost and expense. The Company is solely responsible for preparing and submitting all IND applications, new drug applications, biologics license applications and other regulatory filings for the CoV Antibodies and Products in the Field, and for

obtaining and maintaining all marketing approvals for Products in the Field, at its sole expense. Additionally, the Company has the sole right to prosecute, maintain, enforce and defend patents covering the CoV Antibodies and Products, all at its own expense.

Amounts paid with respect to services performed by Adimab on the Company’s behalf under the Adimab Assignment Agreement are recognized as research and development expense as such amounts are incurred. During the three and nine months ended September 30, 2025 and 2024, the Company did not recognize any research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Assignment Agreement. Please refer to Note 15 for additional information.

The Company is obligated to pay Adimab up to $16.5 million upon the achievement of specified development and regulatory milestones for the first Product under the agreement that achieves such specified milestones and up to $8.1 million upon the achievement of specified development and regulatory milestones for the second Product under the agreement that achieves such specified milestones. The maximum aggregate amount of milestone payments payable under the agreement for any and all Products is $24.6 million, of which a total of $11.1 million has been achieved and paid through September 30, 2025; however, milestone payments do not accrue for certain in vitro diagnostic devices consisting of or containing CoV Antibodies.

In March 2023, the Company achieved the first specified milestone for the second product candidate under the Adimab Assignment Agreement upon dosing of the first subject in a Phase 1 clinical trial evaluating pemivibart, which obligated the Company to make a $0.4 million milestone payment to Adimab, which was paid in May 2023. In September 2023, the Company achieved specified milestones for the second product candidate under the Adimab Assignment Agreement upon dosing of the first subject in a pivotal clinical trial evaluating pemivibart, which obligated the Company to make a $3.2 million milestone payment to Adimab, which was paid in October 2023. The next potential milestone under the Adimab Assignment Agreement is a low single-digit million-dollar regulatory milestone, which was not considered probable under U.S. GAAP and therefore, no expense was recognized as of September 30, 2025.

During the three and nine months ended September 30, 2025 and 2024, the Company did not recognize any in-process research and development (“IPR&D”) expense with respect to contingent consideration payable under the Adimab Assignment Agreement. Except for milestone payments of $11.1 million incurred through December 31, 2023, no other milestone payments have been paid to or have been earned by Adimab through September 30, 2025.

The Company is obligated to pay Adimab royalties of a mid-single-digit percentage based on net sales of any Products, beginning upon the first commercial sale of a Product in accordance with the Adimab Assignment Agreement. The royalty rate is subject to reductions specified under the agreement. Royalties are due on a Product-by-Product and country-by-country basis beginning upon the first commercial sale of each Product and ending on the later of (i) 12 years after the first commercial sale of such Product in such country and (ii) the expiration of the last valid claim of a patent covering such Product in such country (the “Royalty Term”). During the three and nine months ended September 30, 2025, the Company expensed $0.5 million and $1.4 million, respectively, of royalties, while reserving all rights under the Adimab Assignment Agreement and the applicable law. During both the three and nine months ended September 30, 2024, the Company expensed $0.5 million of royalties, while reserving all rights under the Adimab Assignment Agreement and the applicable law. In addition, the Company is obligated to pay Adimab royalties of a specified percentage in the range of 45% to 55% of any compulsory sublicense consideration received by the Company in lieu of certain royalty payments.

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

The Company agreed to pay Adimab a quarterly fee of $1.3 million, which could be cancelled at the Company’s option at any time. For so long as the Company was paying such quarterly fee (or earlier if (i) the Company experienced a change of control after the third anniversary of the Adimab Collaboration Agreement or (ii) Adimab owned less than a specified percentage of the Company’s equity), Adimab and its affiliates agreed not to assist or direct certain third parties to discover or optimize antibodies intended to bind to coronaviruses or influenza viruses. Under the Adimab Collaboration Agreement, the Company could also elect to decrease the scope of Adimab’s exclusivity obligations and obtain a corresponding decrease in the quarterly fee. In December 2023, the Company elected to decrease the scope of Adimab’s exclusivity obligations to cover only coronaviruses and obtained a corresponding decrease in the quarterly fee. Effective January 2024, the Company became obligated to pay Adimab a quarterly fee of $0.6 million. During both the three months ended September 30, 2025 and 2024, the Company recognized $0.6 million of research and development expense related to the quarterly fee. During both the nine months ended September 30, 2025 and 2024, the Company recognized $1.8 million of research and development expense related to the quarterly fee.

For each agreed upon research program that is commenced, the Company is obligated to pay Adimab quarterly for its services performed during a given research program at a specified full-time equivalent rate; a discovery delivery fee of $0.2 million; and an optimization completion fee of $0.2 million. For each option exercised by the Company to commercialize a specific research program, the Company is obligated to pay Adimab an exercise fee of $1.0 million. Amounts paid with respect to services performed by Adimab on the Company’s behalf in each of the research programs under the Adimab Collaboration Agreement are recognized as research and development expense as such amounts are incurred and services are rendered. During the three and nine months ended September 30, 2025 and 2024, the Company did not recognize any research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Collaboration Agreement. During the three and nine months ended September 30, 2025 and 2024, the Company did not recognize any IPR&D expense related to drug delivery fees, optimization completion fees or option exercise fees. Please refer to Note 15 for additional information.

The Company is obligated to pay Adimab up to $18.0 million upon the achievement of specified development and regulatory milestones for each product under the Adimab Collaboration Agreement that achieves such milestones. The next potential milestone under the Adimab Collaboration Agreement is a low single-digit million-dollar clinical milestone, which was not considered probable under U.S. GAAP and therefore, no expense was recognized as of September 30, 2025. The Company is also obligated to pay Adimab royalties of a mid-single-digit percentage based on net sales of any product under the Adimab Collaboration Agreement, subject to reductions for third-party licenses. The royalty term will expire for each product on a country-by-country basis upon the later of (i) 12 years after the first commercial sale of such product in such country and (ii) the expiration of the last valid claim of any patent claiming composition of matter or method of making or using any antibody identified or optimized under the Adimab Collaboration Agreement in such country.

In addition, the Company is obligated to pay Adimab for Adimab’s performance of certain validation work with respect to certain antigens acquired from a third party. In consideration for this work, the Company is obligated to pay Adimab royalties of a low single-digit percentage based on net sales of products that contain such antigens for the same royalty term as antibody-based products, but the Company is not obligated to make any milestone payments for such antigen products. Through September 30, 2025, no royalty payments have been paid to or have been earned by Adimab under the Adimab Collaboration Agreement.

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

The Company is obligated to pay Adimab an annual fee of single digit millions on each of the first four anniversaries of the Adimab Platform Transfer Agreement Effective Date, which allows the Company to receive material improvements to the platform technology, including materially improved antibody optimization libraries, updates that provide new functionality to the platform, and software upgrades, from Adimab through June 2027. The first annual fee became due in September 2023 and was paid in October 2023. During both the three months ended September 30, 2025 and 2024, the Company recognized $0.5 million of research and development expense related to the annual fee under the Adimab Platform Transfer Agreement. During both the nine months ended September 30, 2025 and 2024, the Company recognized $1.5 million of research and development expense related to the annual fee under the Adimab Platform Transfer Agreement. Beginning in July 2027 and ending in June 2042, unless terminated earlier, the Company has the option to receive additional material improvements to the platform technology from Adimab, subject to a commercially reasonable fee to be negotiated by the parties.

The Company is obligated to pay Adimab up to $9.5 million upon the achievement of specified development and regulatory milestones for each product under the Adimab Platform Transfer Agreement that achieves such milestones. The next potential milestone under the Adimab Platform Transfer Agreement is a mid-six-digit dollar preclinical milestone, which was not considered probable under U.S. GAAP and therefore, no expense was recognized as of September 30, 2025.

In addition, the Company is obligated to pay Adimab royalties of a low single-digit percentage based on net sales of products containing an antibody discovered, engineered or optimized using Adimab’s platform technology, subject to reductions specified under the Adimab Platform Transfer Agreement. Royalties are due on a product-by-product and country-by-country basis. The royalty term will expire for each product on a country-by-country basis upon the later of (i) 12 years after the first commercial sale of such product in such country and (ii) the expiration of the last valid claim of a program antibody patent for covering the program antibody contained in such product in such country. Through September 30, 2025, no royalty payments have been paid to or have been earned by Adimab under the Adimab Platform Transfer Agreement.

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

The Company is also obligated to pay royalties in the range of less than 1.0% to WuXi Biologics based on net sales of any Licensed Products manufactured by the Company or a third party on its behalf. However, if the Company uses WuXi Biologics to manufacture all of its commercial supplies for Licensed Products, no royalties would be owed by the Company to WuXi Biologics for net sales of Licensed Products. The Company has an option to buy out its royalty obligations on a Licensed Cell Line-by-Licensed Cell Line basis by making a one-time payment in the low eight-figures to WuXi Biologics. Royalties are due on a Licensed Product-by-Licensed Product basis commencing on the date of the first commercial sale of the applicable product and continuing for so long as the Company commercializes Licensed Products or, if earlier, until the Company exercises its option to buy out the royalty obligations. Through September 30, 2025, no royalties had become due to WuXi Biologics.

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

The Company concluded that the Cell Line License Agreement represented an asset acquisition of IPR&D with no alternative future use. The Cell Line License Agreement did not qualify as a business combination because substantially all of the fair value of the assets acquired was concentrated in a single asset. The Company did not recognize any IPR&D expense under the Cell Line License Agreement during the three and nine months ended September 30, 2025 and 2024.

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

During the three and nine months ended September 30, 2025 and 2024, the Company did not pay any cash compensation to PHP and therefore did not recognize any research and development expense related thereto.

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

The components of operating lease expense were as follows (in thousands):

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For The Nine Months Ended September 30,
	2025	2024	2025	2024
Lease cost:
Operating lease cost	$323	$440	$1,144	$1,301
Variable lease cost	—	4	6	11
Total lease cost	$323	$444	$1,150	$1,312

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$330	$435	$1,115	$1,304

Future minimum lease payments under the noncancelable leases as of September 30, 2025 was as follows (in thousands):

Year Ending December 31,	Operating Lease
2025 (excluding the nine months ended September 30, 2025)	$220
2026	$1,320
2027	$1,320
Total lease payments	2,860
Present value adjustment	(183)
Present value of operating lease liability	$2,677

As of September 30, 2025, the Company’s operating leases were measured using a weighted-average incremental borrowing rate of 6.0% over a weighted-average remaining lease term of 2.3 years.

As of September 30, 2024, the Company’s operating leases were measured using a weighted-average incremental borrowing rate of 6.0% over a weighted-average remaining lease term of 1.1 years.

The total operating liabilities are presented on the Company’s condensed consolidated balance sheet based on maturity dates. $1.1 million is classified under “operating lease liabilities, current” for the portion due within twelve months, and $1.6 million is classified under “operating lease liabilities, non-current”.

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

Through September 30, 2025, the Company committed to noncancelable purchase obligations related to commercial drug substance and drug product manufacturing under the Commercial Manufacturing Agreement. As of September 30, 2025, the total remaining contractually binding commercial drug substance and drug product purchase obligations due to WuXi Biologics was $25.6 million, which was included in accounts payable and accrued expenses. The remaining balance is expected to be paid in 2025.

Through September 30, 2025, the Company committed to noncancelable purchase obligations related to the procurement of materials to be used in future drug substance and drug product manufacturing under the Commercial Manufacturing Agreement. As of September 30, 2025, the total remaining contractually binding purchase obligations due to WuXi Biologics was $3.5 million, which was included in accounts payable and accrued expenses. The remaining balance is expected to be paid in 2025.

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

Other Contracts

The Company enters into agreements with third parties in the ordinary course of business for various products and services, including those related to research, preclinical and clinical operations, manufacturing and support, supply chain, and distribution. These contracts do not contain any material minimum purchase commitments. Certain of these agreements provide for termination rights subject to the payment of termination fees and/or wind-down costs. Under such agreements, the Company is contractually obligated to make certain payments to vendors upon early termination, primarily to reimburse them for their unrecoverable outlays incurred prior to cancellation as well as any amounts owed by the Company prior to early termination. The actual amounts the Company could pay in the future to the vendors under such agreements may differ from the purchase order amounts due to cancellation provisions. The termination fees were not probable of payment as of September 30, 2025 and December 31, 2024.

Legal Proceedings

From time to time, the Company may become involved in legal proceedings or other litigation relating to claims arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and estimated exposure amount. Legal fees and other costs associated with such proceedings are expensed as incurred. As of September 30, 2025, the Company was not a party to any material legal proceedings.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to its vendors, lessors, contract research organizations, contract development and manufacturing organizations, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or executive officers. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company has not incurred any material costs as a result of such indemnifications and is not currently aware of any indemnification claims.

Loan Agreement

On April 18, 2025, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as lender (the “Lender”). The Loan Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $30 million (the “Term Facility”) consisting of (a) Term A Loans in an aggregate principal amount of up to $10 million, which shall be available to be drawn from and after August 15, 2025 through December 31, 2026 upon compliance with certain financial covenants and conditions, (b) Term B Loans in an aggregate principal amount of up to $10 million, which shall be available to be drawn during the period commencing on the date of the achievement of certain net product revenue milestones and ending on June 30, 2027, and (c) Term C Loans in an aggregate principal amount of up to $10 million, which shall be available to be drawn during the period commencing on the date of the achievement of certain net product revenue milestones and ending on June 30, 2027. The proceeds of the Term Facility may be used for working capital and general business purposes. As of September 30, 2025, the Company had not satisfied the net product revenue milestone required to be eligible to access proceeds from the Term Facility.

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

10. Common Stock

Shares Reserved for Future Issuance

As of September 30, 2025, the Company had reserved 36,387,016 shares of common stock for the exercise of outstanding stock options, the vesting of outstanding restricted stock units (“RSUs”) and the issuance of awards available for grant under the Company’s 2020 Equity Incentive Plan, 2021 Equity Incentive Plan and 2021 Employee Stock Purchase Plan (see Note 11).

Shelf Registration Statements

In September 2022, the Company filed a shelf registration statement on Form S-3 with the SEC and an accompanying base prospectus, which was declared effective by the SEC on October 5, 2022, for the offer and sale of up to $400 million of the Company’s securities (the “2022 Shelf Registration Statement”). As of September 30, 2025, $267.5 million of the Company’s securities remained available for offer and sale under the 2022 Shelf Registration Statement.

In October 2025, the Company filed a new shelf registration statement on Form S-3 with the SEC and an accompanying base prospectus for the offer and sale of up to $350 million of the Company’s securities (the “2025 Shelf Registration Statement”).

As of the date of this Quarterly Report on Form 10-Q, the 2025 Shelf Registration Statement has not yet been declared effective by the SEC. However, the Company is permitted to continue to offer and sell, subject to applicable SEC requirements, unsold securities remaining on the 2022 Shelf Registration Statement until the 2025 Shelf Registration Statement has been declared effective (or April 3, 2026, if sooner).

August 2025 Underwritten Public Offering

In August 2025, the Company completed an underwritten public offering pursuant to an underwriting agreement (the “Underwriting Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), as representative of the underwriters named therein, pursuant to which it issued and sold an aggregate of 89,234,480 shares of its common stock at a price of $0.52 per share, and pre-funded warrants to purchase up to an aggregate of 21,342,442 shares of common stock at a price of $0.5199 per pre-funded warrant (the “August 2025 Underwritten Public Offering”). The price of $0.5199 per pre-funded warrant represented the $0.52 per share purchase price for the common stock less the exercise price of $0.0001 per pre-funded warrant. The pre-funded warrants are exercisable at any time after their original issuance and will not expire. The Company received total net proceeds of approximately $53.5 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. As of September 30, 2025, there were no exercises of pre-funded warrants.

ATM Facility

In December 2023, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor and filed with the SEC a prospectus supplement (the “2023 ATM Prospectus Supplement”) to the 2022 Shelf Registration Statement, pursuant to which the Company may, at its option, offer and sell shares of its common stock, with a sales value of up to $75.0 million, from time to time, through Cantor, acting as sales agent, in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended. Cantor is entitled to a commission of 3% of the gross proceeds from any sales of such shares.

In February 2024, the Company sold 9,000,000 shares of its common stock under the Sales Agreement at an average price of $4.50 per share for $39.3 million in net proceeds after deducting issuance costs. In August 2025, the Company sold 4,400,000 shares of its common stock under the Sales Agreement at an average price of $1.05 per share for $4.5 million in proceeds net of commissions. As of September 30, 2025, $29.9 million remained available for sale under the 2023 ATM Prospectus Supplement.

In October 2025, the Company sold 18,655,402 shares of its common stock under the Sales Agreement at an average price of $1.60 per share for $28.9 million in proceeds net of commissions.

In October 2025, in connection with the filing of the 2025 Shelf Registration Statement, the Company filed with the SEC a new prospectus supplement, pursuant to which the Company may, at its option, after the 2025 Registration Statement is declared effective by the SEC, offer and sell shares of its common stock, with a sales value of up to $75.0 million, from time to time, through Cantor, acting as sales agent, in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended. Cantor is entitled to a commission of 3% of the gross proceeds from any sales of such shares.

11. Stock-Based Compensation

2020 Equity Incentive Plan

The Company’s 2020 Equity Incentive Plan (the “2020 Plan”) provides for the Company to grant incentive stock options, non-qualified stock options, restricted stock awards, RSUs and other stock-based awards to employees, members of the board of directors and consultants. The 2020 Plan is administered by the board of directors or, at the discretion of the board of directors, by a committee of the board of directors. The board of directors may also delegate to one or more officers of the Company the power to grant awards to employees and certain officers of the Company. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors, or its committee or any such officer if so delegated.

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

As of September 30, 2025, there were 485,615 shares authorized to be issued upon the exercise of outstanding stock option grants and no shares reserved for future issuance under the 2020 Plan.

2021 Equity Incentive Plan

In July 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective immediately prior to and contingent upon the execution of the underwriting agreement related to the Company’s IPO. The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSUs and other stock-based awards. The number of shares initially reserved for issuance under the 2021 Plan was equal to 35,075,122, which was the sum of 11,413,572 new shares; plus the number of shares (not to exceed 23,661,550 shares), which represented (i) the number of shares that remained available for issuance under the 2020 Plan, at the time the 2021 Plan became effective, and (ii) any shares subject to outstanding stock options or other stock awards that were granted under the 2020 Plan that are forfeited, terminate, expire or are otherwise not issued. In December 2024, the 2021 Plan was amended by Amendment No. 1 to the 2021 Plan, which decreased the aggregate number of shares of the Company’s common stock reserved for issuance under the 2021 Plan by 8,000,000 shares. In addition, the number of shares of the Company’s common stock reserved for issuance under the 2021 Plan will automatically increase on the first day of each calendar year pursuant to the evergreen provision thereof, beginning on January 1, 2022 and continuing through January 1, 2031, in an amount equal to 5% of the shares of common stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the board of directors. On January 1, 2022, 5,539,145 shares of common stock were automatically added to the shares authorized for issuance under the 2021 Plan pursuant to the evergreen provision thereof. On January 1, 2024, 3,304,820 shares of common stock were added to the shares authorized for issuance under the 2021 Plan, pursuant to the evergreen provision thereof, as determined by the Company’s board of directors. The number of shares to be issued under the 2021 Plan did not increase pursuant to the evergreen provision thereof on January 1, 2023 nor January 1, 2025, as determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2021 Plan will be added back to the shares of common stock available for issuance under the 2021 Plan.

As of September 30, 2025, there were an aggregate of 35,797,059 shares authorized to be issued under the 2020 Plan and the 2021 Plan, which included 485,615 and 22,370,287 shares authorized to be issued upon the exercise of outstanding stock option and vesting of RSU grants from the 2020 Plan and 2021 Plan, respectively, and 0 and 12,941,157 shares reserved for future issuance under the 2020 Plan and 2021 Plan, respectively.

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

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of stock options granted:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2025	2024	2025	2024
Expected term (in years)	5.9	6.1	5.8	5.9
Expected volatility	61.7%	61.8%	61.1%	62.5%
Risk-free interest rate	3.8%	4.1%	4.3%	4.1%
Expected dividend yield	—%	—%	—%	—%

Stock Option Activity

The following table summarizes the Company’s stock option activity since December 31, 2024:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2024	14,987,559	$4.51	7.5	$—
Granted	11,191,844	$1.46
Exercised	(123,111)	$0.85
Forfeited	(4,739,390)	$4.14
Outstanding at September 30, 2025	21,316,902	$3.01	8.3	$823
Vested and expected to vest at September 30, 2025	21,316,902	$3.01	8.3	$823
Options exercisable at September 30, 2025	8,838,857	$4.75	7.3	$59

The weighted-average grant date fair value of stock options granted during the three and nine months ended September 30, 2025 was $0.58 and $0.86, respectively, per share.

The weighted-average grant date fair value of stock options granted during the three and nine months ended September 30, 2024 was $0.74 and $2.06, respectively, per share.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair market value of the common stock for the options that had exercise prices lower than the estimated fair value of the Company’s common stock at September 30, 2025 and 2024.

The total intrinsic value of stock options exercised was $0 and less than $0.1 million for the three and nine months ended September 30, 2025, respectively. The total intrinsic value of stock options exercised was $0.1 million and $0.3 million for the three and nine months ended September 30, 2024, respectively.

Restricted Stock Unit Activity

In February and September 2025, the Company’s board of directors approved RSU grants to the Company’s executive officers and employees under the 2021 Plan. In February 2025, an aggregate of 1,700,000 RSUs were issued at a grant date fair value of $1.61 per share. In September 2025, an aggregate of 400,000 RSUs were issued at a grant date fair value of $1.15 per share. All RSU grants are scheduled to vest over an eighteen-month period, with one-third of the RSUs vesting every six months following the relevant grant date, subject to continuous service as of each vesting date.

The following table summarizes the Company’s RSU activity since December 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2024	—	$—
Granted	2,100,000	$1.52
Vested	(561,000)	$1.61
Forfeited	—	$—
Outstanding at September 30, 2025	1,539,000	$1.49

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense (service-based stock options, RSUs, and the Company’s employee stock purchase plan) in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$822	$932	$2,440	$3,497
Selling, general and administrative	2,251	1,934	6,639	13,234
	$3,073	$2,866	$9,079	$16,731

As of September 30, 2025, total unrecognized stock-based compensation expense related to unvested stock options was $12.7 million, which is expected to be recognized over a weighted-average period of 2.3 years.

As of September 30, 2025, the total unrecognized stock-based compensation expense related to unvested RSUs was $2.1 million, which is expected to be recognized over a weighted-average period of 1.02 years.

2021 Employee Stock Purchase Plan

In July 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective immediately prior to and contingent upon the execution of the underwriting agreement related to the Company’s IPO. A total of 1,342,773 shares of common stock were initially reserved for issuance under the 2021 ESPP. There were 752,816 shares issued under the 2021 ESPP as of September 30, 2025. The number of shares of common stock that may be issued under the 2021 ESPP will automatically increase on the first day of each calendar year, pursuant to the evergreen provision thereof, beginning on January 1, 2022 and continuing through January 1, 2031, by an amount equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the calendar month before the date of each automatic increase, (ii) 2,685,546 shares and (iii) an amount determined by the Company’s board of directors. The number of shares to be issued under the 2021 ESPP did not increase pursuant to the evergreen provision thereof on January 1, 2023, January 1, 2024, nor January 1, 2025, as determined by the Company’s board of directors. The first offering under the 2021 ESPP was June 6, 2022. As of September 30, 2025, 589,957 shares remained available for issuance under the 2021 ESPP. During both the three months ended September 30, 2025 and 2024, the Company recognized less than $0.1 million in related stock-based compensation expense. During the nine months ended September 30, 2025 and 2024, the Company recognized less than $0.2 million and less than $0.1 million, respectively, in related stock-based compensation expense.

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

Other than the pre-funded warrants issued in the August 2025 Underwritten Public Offering, there were no warrants issued during the three and nine months ended September 30, 2025 and 2024. As of September 30, 2025, other than the pre-funded warrants issued in the August 2025 Underwritten Public Offering, there were 6,824,712 warrants outstanding and not yet vested at a weighted-average exercise price of $3.48, with a weighted-average remaining contractual term of 7.13 years.

12. Income Taxes

For the three and nine months ended September 30, 2025 and 2024, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period, due to its uncertainty of realizing a benefit from those items. Substantially all of the Company’s operating losses since inception have been generated in the U.S.

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including bonus depreciation, domestic research cost expensing and the business interest expense limitation, among other tax changes. The Company is currently evaluating the impact of the legislation and determined the OBBBA did not have a material impact on its effective tax rate for the three and nine months ended September 30, 2025.

13. Defined Contribution Plan

The Company maintains a 401(k) Plan (the “401(k) Plan”) for the benefit of eligible employees. The 401(k) Plan is a defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, that covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Pursuant to the terms of the 401(k) Plan, the Company is required to make non-elective contributions of 3% of eligible participants’ compensation. For the three and nine months ended September 30, 2025, the Company contributed $0.2 million and $0.6 million, respectively, to the 401(k) Plan. For the three and nine months ended September 30, 2024, the Company contributed $0.2 million and $0.5 million, respectively, to the 401(k) Plan.

14. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(10,470)	$(60,739)	$(41,419)	$(151,482)
Denominator:
Weighted-average common shares outstanding, basic and diluted	170,169,865	119,495,284	136,874,025	118,163,599
Net loss per share attributable to common stockholders, basic and diluted	$(0.06)	$(0.51)	$(0.30)	$(1.28)

The 21,342,442 shares of common stock issuable upon exercise of pre-funded warrants described in Note 10 are included as outstanding common stock in the calculation of net loss per common share.

Shares of unvested restricted common stock are not considered outstanding for accounting purposes until vested and were excluded from the calculations of basic net loss per share attributable to common stockholders for the three and nine months ended September 30, 2025. There were no shares of unvested restricted common stock for the three and nine months ended September 30, 2024.

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

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2025	2024
Stock options to purchase common stock	21,316,902	21,875,754
Restricted stock units	1,539,000	—
Warrants to purchase common stock	6,824,712	6,824,712
	29,680,614	28,700,466

15. Related-Party Transactions

As of September 30, 2025 and December 31, 2024, an aggregate of $0.7 million and $1.3 million, respectively, was due to Adimab under the Adimab Assignment Agreement, the Adimab Collaboration Agreement, the Adimab Platform Transfer Agreement and the Adimab DNA Sequencing Services Agreement (as defined below) by the Company and was included in accrued expenses. As of September 30, 2025 and December 31, 2024, no amounts were due to the Company from Adimab under the Adimab Assignment Agreement, the Adimab Collaboration Agreement, the Adimab Platform Transfer Agreement or the Adimab DNA Sequencing Services Agreement.

Adimab Assignment Agreement

Under the Adimab Assignment Agreement, Adimab, a principal stockholder of the Company, is entitled to receive milestone and royalty payments upon specified conditions and receives payments from the Company for providing ongoing services under the agreement (see Note 7).

During the three and nine months ended September 30, 2025 and 2024, the Company did not recognize any IPR&D expense with respect to contingent consideration payable under the Adimab Assignment Agreement.

During the three and nine months ended September 30, 2025 and 2024, the Company did not recognize any research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Assignment Agreement.

During the three and nine months ended September 30, 2025, the Company expensed $0.5 million and $1.4 million, respectively, of royalties as costs of product revenue, while reserving all rights under the Adimab Assignment Agreement and the applicable law. During both the three and nine months ended September 30, 2024, the Company expensed $0.5 million of royalties as costs of product revenue with respect to royalties under the Adimab Assignment Agreement.

Adimab Collaboration Agreement

Under the Adimab Collaboration Agreement, the Company is obligated to pay Adimab for certain fees, milestones and royalty payments (see Note 7).

During both the three months ended September 30, 2025 and 2024, the Company recognized $0.6 million of research and development expense related to the quarterly fee under the Adimab Collaboration Agreement. During both the nine months ended September 30, 2025 and 2024, the Company recognized $1.8 million of research and development expense related to the quarterly fee under the Adimab Collaboration Agreement.

During the three and nine months ended September 30, 2025 and 2024, the Company did not recognize any research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Collaboration Agreement.

Adimab Platform Transfer Agreement

Under the Adimab Platform Transfer Agreement, the Company is obligated to pay Adimab for certain fees, milestones and royalty payments (see Note 7), including an annual fee of single digit millions on each of the first four anniversaries of the Adimab Platform Transfer Agreement Effective Date.

During both the three months ended September 30, 2025 and 2024, the Company recognized $0.5 million of research and development expense related to the annual fee under the Adimab Platform Transfer Agreement. During both the nine months ended September 30, 2025 and 2024, the Company recognized $1.5 million of research and development expense related to the annual fee under the Adimab Platform Transfer Agreement.

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

During the three and nine months ended September 30, 2025 and 2024, the Company recognized less than $0.1 million of research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab DNA Sequencing Services Agreement.

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

The following table presents information about reported segment revenues, and significant segment expenses as provided to the CODM.

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Product revenue, net	$13,129	$9,300	$36,219	$11,564
Total revenue	13,129	9,300	36,219	11,564
Operating costs and expenses:
Cost of product revenue	1,088	806	2,607	894
Direct, external research and development expenses by program:
Pemivibart	333	4,637	2,629	27,936
VYD2311	265	45,045	2,778	64,175
Adintrevimab	41	128	368	475
Total direct, external research and development expenses by program	639	49,810	5,775	92,586
Unallocated research and development expenses(1)	6,585	7,108	20,046	23,261
Other segment items(2)	12,767	11,021	41,717	35,739
Stock-based compensation	3,073	2,866	9,079	16,731
Total operating costs and expenses	24,152	71,611	79,224	169,211
Loss from operations	(11,023)	(62,311)	(43,005)	(157,647)
Other income:
Other income, net(3)	553	1,572	1,586	6,165
Total other income, net	553	1,572	1,586	6,165
Net loss	$(10,470)	$(60,739)	$(41,419)	$(151,482)
(1)
Includes personnel related expenses (excluding research and development stock-based compensation) and external discovery-related and other costs.
(2)
Includes commercial, general and administrative personnel related costs (excluding stock-based compensation), professional and consulting fees and other costs.
(3)
Includes interest income of $554 and $1,563 for the three months ended September 30, 2025 and 2024, respectively and interest income of $1,587 and $6,325 for the nine months ended September 30, 2025 and 2024, respectively.

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
•
our expectations regarding availability of a rapid pathway to potential Biologics License Application (“BLA”) approval for VYD2311 for the prevention of COVID-19 and the compact pivotal clinical trial that could substantiate it;
•
the anticipated timing, design, progress and results of preclinical studies and clinical trials of our product candidates, including expectations regarding the DECLARATION and LIBERTY clinical trials that are part of our broader REVOLUTION clinical program, and including statements regarding initiation or completion of studies or trials and related preparatory work, the period during which results of any studies or trials will become available, and potential regulatory submissions;
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

In January 2024, we nominated VYD2311, a next generation mAb candidate for COVID-19, as a drug candidate, and in September 2024, we announced dosing of the first participants in a Phase 1/2 clinical trial of VYD2311. VYD2311 is a mAb with high in vitro neutralization potency shown against prominent SARS-CoV-2 variants tested to date. The Phase 1/2 randomized, blinded, placebo-controlled clinical trial evaluated escalating dosing as well as safety, tolerability, pharmacokinetics and immunogenicity of VYD2311 in healthy trial participants. The Phase 1/2 clinical trial was conducted in Australia and evaluated multiple dose levels of VYD2311 through various routes of administration, including exploration of intramuscular (“IM”) administration and subcutaneous administration, which are designed to be more system- and patient-friendly than intravenous administration. In June 2025, we announced positive full Phase 1/2 clinical data for VYD2311 for both safety and pharmacokinetics. In August 2025, we announced alignment with advice from the FDA on a compact and, therefore, rapid pathway to potential BLA approval for VYD2311 for the prevention of COVID-19. As part of Type C meeting feedback, the FDA advised that a single, randomized, placebo-controlled trial evaluating mAb efficacy in prevention of RT-PCR-confirmed symptomatic COVID-19 disease events could support a BLA submission for VYD2311 for the prevention of COVID-19 in a broad population of Americans (12 years of age and older, weighing at least 40kg), including immunocompromised people, subject to agreement on safety database size and pending full protocol review. In October 2025, we announced that the FDA cleared our Investigational New Drug (“IND”) application for VYD2311 and provided feedback to advance our REVOLUTION clinical program, which is our development program for VYD2311. The REVOLUTION clinical program will include two clinical trials, DECLARATION and LIBERTY. The DECLARATION clinical trial is our BLA-enabling, Phase 3 randomized, triple-blind, placebo-controlled pivotal clinical trial to evaluate the efficacy and safety of VYD2311 for the prevention of symptomatic COVID at three months, with either a single dose or monthly doses of VYD2311, each administered via IM injection, compared to placebo. The LIBERTY clinical trial is designed as a Phase 3, randomized, pooled-vaccine, double-blind clinical trial to evaluate head-to-head safety and tolerability and co-administration interaction of VYD2311 with approved mRNA-based COVID vaccines in adults, subject to final alignment with the FDA. The DECLARATION and LIBERTY clinical trials are expected to begin around year-end 2025, with top-line data anticipated mid-2026. Additional studies in the REVOLUTION clinical program may be contemplated for conduct post-approval of VYD2311, if a BLA is granted by the FDA, to further elaborate the profile of antibody prevention of COVID. Like pemivibart, VYD2311 was engineered from adintrevimab, our investigational mAb that has a robust safety data package and demonstrated clinically meaningful results in global Phase 2/3 clinical trials for both the prevention and treatment of COVID-19.

In July 2025, we announced that we had formed the SPEAR (Spike Protein Elimination and Recovery) Study Group with leading investigators to structure and guide anticipated clinical trials evaluating the effects of broadly neutralizing anti-SARS-CoV-2 spike protein mAb therapy in people suffering from Long COVID or Post-Vaccination Syndrome (“PVS”). The SPEAR Study Group intends to launch multi-center translational clinical research on Long COVID and PVS using next-generation antibodies like our investigational mAb candidate VYD2311.

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

We engage in active SARS-CoV-2 variant monitoring of antiviral activity as part of our ongoing industrial virology effort, which leverages a consistent, high-quality, independent, third-party pseudoviral system that routinely tests authentic Invivyd-produced molecules and is supported by structure-based analytics. In September 2024, we announced continued neutralizing activity of PEMGARDA against SARS-CoV-2 variants KP.3.1.1 and LB.1, announced attractive neutralization potency of VYD2311 against the same contemporary viruses, and provided an update to ongoing structural analysis showing no meaningful mutational change in the pemivibart binding site since the Omicron shift late in 2021. In January 2025, March 2025 and August 2025, we announced continued neutralizing activity of PEMGARDA and VYD2311 against dominant SARS-CoV-2 variants XEC, LP.8.1 and XFG, respectively.

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

Since our inception and through September 30, 2025, we have financed our operations primarily through the sale and issuance of preferred and common stock, including net proceeds of $464.7 million from sales of our preferred stock, net proceeds of $327.5 million from our initial public offering (“IPO”), net proceeds of $43.8 million from sales of our common stock under the Sales Agreement (as defined below) and net proceeds of $53.5 million from sales of our common stock and pre-funded warrants under the Underwriting Agreement (as defined below). We have also funded our operations from sales of PEMGARDA. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and commercialization of one or more of our product candidates, as they become authorized or approved.

Since our inception, we have incurred significant losses, including a net loss of $41.4 million for the nine months ended September 30, 2025. As of September 30, 2025, we had an accumulated deficit of $943.4 million. We may continue to incur significant expenses and recognize losses in the foreseeable future as we expand and progress our research and development activities, manufacturing activities and commercialization efforts. In addition, our losses from operations may fluctuate significantly from period to period depending on the timing of our clinical trials and our expenditures on other research and development activities, manufacturing activities, and commercialization efforts. Our expenses could increase substantially in connection with our ongoing activities, as we:

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
•
hire and retain personnel, including research, clinical, development, manufacturing, quality control, quality assurance, regulatory, scientific, commercial and other personnel; and
•
incur additional legal, accounting and other expenses in operating as a public company.

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

Based on current operating plans and excluding any contribution from future revenues or future external financing, we will not have sufficient cash and cash equivalents to fund our operating expenses and capital requirements beyond one year from the issuance date of the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, and therefore, we have concluded that there is substantial doubt about our ability to continue as a going concern. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See the section entitled “Liquidity and Capital Resources” for more information.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher and more variable development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Our research and development expenses will increase as we continue advancing VYD2311 through clinical development, particularly as we advance the REVOLUTION clinical program, pursue EUA or regulatory approval of our product candidates, and continue to discover and develop additional product candidates.

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

Through September 30, 2025, we have operated as a hybrid company. We have not incurred material operating expenses for the rent, maintenance and insurance of facilities, or for the depreciation of fixed assets.

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

We continue to monitor the manner in which countries will enact legislation to implement the Pillar Two framework proposed by the Organisation for Economic Co-operation and Development, which proposes a 15% global corporate minimum tax. As of September 30, 2025, various countries have enacted aspects of Pillar Two while committing to enact additional aspects in future years. While we do not expect these rules to have a material impact on our effective tax rate, we continue to monitor these initiatives on a global basis.

Results of Operations

Comparison of the three months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,	Three Months Ended September 30,
(in thousands)	2025	2024	Change
Revenue:
Product revenue, net	$13,129	$9,300	$3,829
Total revenue	13,129	9,300	3,829
Operating costs and expenses:
Cost of product revenue	$1,088	$806	$282
Research and development	8,046	57,850	(49,804)
Selling, general and administrative	15,018	12,955	2,063
Total operating costs and expenses	24,152	71,611	(47,459)
Loss from operations	(11,023)	(62,311)	51,288
Other income:
Other income, net	553	1,572	(1,019)
Total other income, net	553	1,572	(1,019)
Net loss	$(10,470)	$(60,739)	$50,269

The following discussion presents the components of our expenses for the periods presented:

Product Revenue, Net

Product revenue, net was $13.1 million and $9.3 million for the three months ended September 30, 2025 and 2024, respectively. The $3.8 million increase is the result of increased product sales following the launch of PEMGARDA.

Cost of Product Revenue

Cost of product revenue was $1.1 million and $0.8 million for the three months ended September 30, 2025 and 2024, respectively. The $0.3 million increase is the result of increased PEMGARDA product sales following launch and certain period costs.

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

Research and Development Expenses

	Three Months Ended September 30,	Three Months Ended September 30,
(in thousands)	2025	2024	Change
Direct, external research and development expenses by program:
Pemivibart(1)	$333	$4,637	$(4,304)
VYD2311(2)	265	45,045	(44,780)
Adintrevimab	41	128	(87)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	3,496	3,823	(327)
External discovery-related and other costs	3,911	4,217	(306)
Total research and development expenses	$8,046	$57,850	$(49,804)

(1) In March 2023, we announced the nomination of VYD222 (pemivibart) as a novel mAb therapeutic option for COVID-19.

(2) In March 2024, we announced the nomination of VYD2311 as a novel mAb therapeutic option for COVID-19.

Research and development expenses were $8.0 million for the three months ended September 30, 2025, compared to $57.9 million for the three months ended September 30, 2024. The $49.8 million decrease in research and development expenses was primarily due to the following:

•
Decrease in direct costs related to our pemivibart program resulted from decrease of $2.8 million in contract research costs for our Phase 3 CANOPY clinical trial, $1.1 million in contract development and manufacturing expenses, $0.2 million in nonclinical expenses, and $0.2 million in other external costs;

•
Decrease in direct costs related to our VYD2311 program resulted from decrease of $43.6 million in contract costs for commercial manufacturing, $0.7 million in contract research costs for our Phase 1/2 clinical trial, and $0.5 million in nonclinical expense;
•
The direct costs related to our adintrevimab program remained relatively consistent between periods;
•
Decrease in personnel related costs resulted from decrease of $0.3 million in headcount-related costs; and
•
Decrease in external discovery-related and other costs resulted from decrease of $0.3 million in contract development and manufacturing costs related to our pipeline candidates.

Selling, General and Administrative Expenses

	Three Months Ended September 30,	Three Months Ended September 30,
(in thousands)	2025	2024	Change
Personnel related (including stock-based compensation)	$7,496	$4,932	$2,564
Professional and consultant fees	6,246	7,340	(1,094)
Other	1,276	683	593
Total selling, general and administrative expenses	$15,018	$12,955	$2,063

Selling, general and administrative expenses were $15.0 million for the three months ended September 30, 2025, compared to $13.0 million for the three months ended September 30, 2024. The $2.0 million increase in selling, general and administrative expenses was primarily due to the following:

•
Increase in personnel related costs primarily related to a $2.2 million increase in headcount-related costs and $0.4 million in stock-based compensation expense;
•
Decrease in professional and consultant fees resulted from decrease of $1.0 million related to sales and marketing costs and $0.2 million in insurance cost, partially offset by increase of $0.1 million in professional service fees; and
•
Increase in other costs primarily resulted from an increase of travel costs of $0.6 million.

Other Income

Other income was $0.6 million and $1.6 million for the three months ended September 30, 2025 and 2024, respectively, in each case consisting primarily of interest earned on our invested cash balances.

Comparison of the nine months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2025	2024	Change
Revenue:
Product revenue, net	$36,219	$11,564	$24,655
Total revenue	36,219	11,564	24,655
Operating costs and expenses:
Cost of product revenue	$2,607	$894	$1,713
Research and development	28,260	119,344	(91,084)
Selling, general and administrative	48,357	48,973	(616)
Total operating costs and expenses	79,224	169,211	(89,987)
Loss from operations	(43,005)	(157,647)	114,642
Other income:
Other income, net	1,586	6,165	(4,579)
Total other income, net	1,586	6,165	(4,579)
Net loss	$(41,419)	$(151,482)	$110,063

The following discussion presents the components of our expenses for the periods presented:

Product Revenue, Net

Product revenue, net was $36.2 million and $11.6 million for the nine months ended September 30, 2025 and 2024, respectively. The $24.6 million increase is the result of increased product sales following the launch of PEMGARDA in April 2024.

Cost of Product Revenue

Cost of product revenue was $2.6 million and $0.9 million for the nine months ended September 30, 2025 and 2024, respectively. The $1.7 million increase is the result of increased PEMGARDA product sales following launch and certain period costs.

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

Research and Development Expenses

	Nine Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2025	2024	Change
Direct, external research and development expenses by program:
Pemivibart(1)	$2,629	$27,936	$(25,307)
VYD2311(2)	2,778	64,175	(61,397)
Adintrevimab	368	475	(107)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	11,038	14,403	(3,365)
External discovery-related and other costs	11,447	12,355	(908)
Total research and development expenses	$28,260	$119,344	$(91,084)

(1) In March 2023, we announced the nomination of VYD222 (pemivibart) as a novel mAb therapeutic option for COVID-19.

(2) In March 2024, we announced the nomination of VYD2311 as a novel mAb therapeutic option for COVID-19.

Research and development expenses were $28.3 million for the nine months ended September 30, 2025, compared to $119.3 million for the nine months ended September 30, 2024. The $91.0 million decrease in research and development expenses was primarily due to the following:

•
Decrease in direct costs related to our pemivibart program resulted from decrease of $12.5 million in contract costs for commercial manufacturing, $11.4 million in contract research costs for our Phase 3 CANOPY clinical trial, $0.8 million in nonclinical costs, and $0.6 million in other external costs;
•
Decrease in direct costs related to our VYD2311 program resulted from decrease of $59.5 million in contract costs for clinical and commercial manufacturing, $1.7 million in nonclinical expense, and $0.3 million in clinical trial expense, partially offset by increase of $0.1 million in external discovery-related and other costs;
•
The direct costs related to our adintrevimab program remained relatively consistent between periods;
•
Decrease in personnel related costs resulted from decrease of $3.4 million in headcount-related costs; and
•
Decrease in external discovery-related and other costs resulted from $0.9 million in contract development and manufacturing expense related to our pipeline candidates.

Selling, General and Administrative Expenses

	Nine Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2025	2024	Change
Personnel-related costs	$22,604	$24,728	$(2,124)
Professional and consultant fees	21,693	22,024	(331)
Other	4,060	2,221	1,839
Total selling, general and administrative expenses	$48,357	$48,973	$(616)

Selling, general and administrative expenses were $48.4 million for the nine months ended September 30, 2025, compared to $49.0 million for the nine months ended September 30, 2024. The $0.6 million decrease in selling, general and administrative expenses was primarily due to the following:

•
Decrease in personnel related costs resulted from decrease of $6.6 million in stock-based compensation expense, partially offset by increase of $4.5 million in headcount-related costs. The decrease in stock-based compensation expense was primarily due to stock-based compensation expense recognized in 2024 associated with the accelerated vesting of a portion of the outstanding stock options granted to our former Chief Executive Officer, in accordance with the terms of his employment agreement;
•
Decrease in professional and consultant fees resulted from decrease of $0.4 million in sales and marketing costs and $0.4 million in insurance costs, partially offset by increase of $0.5 million in professional service fees; and
•
Increase in other costs primarily resulted from increase of $1.6 million in travel costs and $0.2 million in software licensing costs.

Other Income

Other income was $1.6 million and $6.2 million for the nine months ended September 30, 2025 and 2024, respectively, in each case consisting primarily of interest earned on our invested cash balances.

Liquidity and Capital Resources

Sources of Liquidity

Through September 30, 2025, we have incurred significant operating losses and negative cash flows from operations. Although we received an EUA from the FDA for PEMGARDA in March 2024, we may continue to incur significant expenses and potential operating losses for the foreseeable future as we continue to commercialize PEMGARDA and advance the development of VYD2311 and our other product candidates. As of September 30, 2025, we have financed our operations primarily with net proceeds of $464.7 million from sales of our preferred stock, with aggregate net proceeds from our IPO in August 2021 of $327.5 million, with aggregate net proceeds after deducting issuance costs of $43.8 million from sales of our common stock under the Sales Agreement (as defined below), and with net proceeds after deducting underwriting discounts and commissions and offering expenses of $53.5 million from sales of our common stock and pre-funded warrants under the Underwriting Agreement (as defined below). After receiving EUA in March 2024, we have also funded our operations from sales of PEMGARDA.

As of September 30, 2025, we had cash and cash equivalents of $85.0 million. In October 2025, we sold 18,655,402 shares of our common stock under the Sales Agreement at an average price of $1.60 per share for $28.9 million in proceeds net of commissions.

Shelf Registration Statements

In September 2022, we filed a shelf registration statement on Form S-3 with the SEC and an accompanying base prospectus, which was declared effective by the SEC on October 5, 2022, for the offer and sale of up to $400 million of our securities (the “2022 Shelf Registration Statement”). As of September 30, 2025, $267.5 million of our securities remained available for offer and sale under the 2022 Shelf Registration Statement.

In October 2025, we filed a new shelf registration statement on Form S-3 with the SEC and an accompanying base prospectus, for the offer and sale of up to $350 million of our securities (the “2025 Shelf Registration Statement”).

As of the date of this Quarterly Report on Form 10-Q, the 2025 Shelf Registration Statement has not yet been declared effective by the SEC. However, we are permitted to continue to offer and sell, subject to applicable SEC requirements, unsold securities remaining on the 2022 Shelf Registration Statement until the 2025 Shelf Registration Statement has been declared effective (or April 3, 2026, if sooner).

Sales Agreement

In December 2023, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”) and filed with the SEC a prospectus supplement to the 2022 Shelf Registration Statement (the “2023 ATM Prospectus Supplement”), pursuant to which we may, at our option, offer and sell shares of our common stock, with a sales value of up to $75.0 million, from time to time, through Cantor, acting as sales agent, in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended. Cantor is entitled to a commission of 3% of the gross proceeds from any sales of such shares.

In February 2024, we sold 9,000,000 shares of our common stock under the Sales Agreement at an average price of $4.50 per share for $39.3 million in net proceeds after deducting issuance costs. In August 2025, we sold 4,400,000 shares of our common stock under the Sales Agreement at an average price of $1.05 per share for $4.5 million in proceeds net of commissions. As of September 30, 2025, $29.9 million remained available for sale under the 2023 ATM Prospectus Supplement.

In October 2025, we sold 18,655,402 shares of our common stock under the Sales Agreement at an average price of $1.60 per share for $28.9 million in proceeds net of commissions.

In October 2025, in connection with the filing of the 2025 Shelf Registration Statement, we filed with the SEC a new prospectus supplement, pursuant to which we may, at our option, after the 2025 Registration Statement is declared effective by the SEC, offer and sell shares of our common stock, with a sales value of up to $75.0 million, from time to time, through Cantor, acting as sales agent, in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended. Cantor is entitled to a commission of 3% of the gross proceeds from any sales of such shares.

Underwriting Agreement

In August 2025, we completed an underwritten public offering pursuant to an underwriting agreement (the “Underwriting Agreement”) with Cantor, as representative of the underwriters named therein, pursuant to which we issued and sold an aggregate of 89,234,480 shares of our common stock at a price of $0.52 per share, and pre-funded warrants to purchase up to an aggregate of 21,342,442 shares of common stock at a price of $0.5199 per pre-funded warrant. The price of $0.5199 per pre-funded warrant represented the $0.52 per share purchase price for the common stock less the exercise price of $0.0001 per pre-funded warrant. The pre-funded warrants are exercisable at any time after their original issuance and will not expire. We received total net proceeds of approximately $53.5 million, after deducting underwriting discounts and commissions and offering expenses.

Loan Agreement

On April 18, 2025, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as lender (the “Lender”). The Loan Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $30 million (the “Term Facility”) consisting of (a) Term A Loans in an aggregate principal amount of up to $10 million, which shall be available to be drawn from and after August 15, 2025 through December 31, 2026 upon compliance with certain financial covenants and conditions, (b) Term B Loans in an aggregate principal amount of up to $10 million, which shall be available to be drawn during the period commencing on the date of the achievement of certain net product revenue milestones and ending on June 30, 2027, and (c) Term C Loans in an aggregate principal amount of up to $10 million, which shall be available to be drawn during the period commencing on the date of the achievement of certain net product revenue milestones and ending on June 30, 2027. The proceeds of the Term Facility may be used for working capital and general business purposes. As of September 30, 2025, we had not satisfied the net product revenue milestone required to be eligible to access proceeds from the Term Facility.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(42,680)	$(132,881)
Net cash used in investing activities	(155)	(145)
Net cash provided by financing activities	58,453	39,254
Net increase (decrease) in cash and cash equivalents	$15,618	$(93,772)

Operating Activities

During the nine months ended September 30, 2025, operating activities used $42.7 million of cash, primarily due to our net loss of $41.4 million and changes in our operating assets and liabilities of $12.3 million, partially offset by non-cash charges of $11.0 million. The changes in our operating assets and liabilities primarily consisted of a $24.9 million decrease in accrued expenses, and a $1.0 million decrease in operating lease liabilities, partially offset by a $7.5 million increase in accounts payable, a $5.4 million decrease in prepaid expenses and other current assets, and a $0.7 million decrease in accounts receivable. The change in accrued expenses was primarily due to the timing of vendor invoicing and payments.

During the nine months ended September 30, 2024, operating activities used $132.9 million of cash, primarily due to our net loss of $151.5 million, partially offset by non-cash charges of $18.3 million and changes in our operating assets and liabilities of $0.3 million. The changes in our operating assets and liabilities primarily consisted of a $16.0 million increase in accrued expenses, a $15.3 million decrease in prepaid expenses and other current assets, and a $9.7 million increase in accounts payable, partially offset by a $23.4 million increase in inventory, a $8.1 million increase in accounts receivables, a $7.3 million increase in other non-current assets, a $1.2 million decrease in operating lease liabilities and a $0.7 million decrease in other non-current liabilities. The increase in accrued expenses was primarily due to the timing of vendor invoicing and payments. The decrease in prepaid expenses and other current assets was primarily due to the utilization of WuXi Biologics manufacturing prepayments.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2025 consisted primarily of $0.2 million in purchases of property and equipment.

Net cash used in investing activities during the nine months ended September 30, 2024 consisted of $0.1 million in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2025 consisted of $54.0 million from the issuance of common stock and pre-funded warrants sold under the Underwriting Agreement, $4.5 million from the issuance of common stock under the Sales Agreement, $0.2 million from the issuance of common stock under the employee stock purchase plan, and $0.1 million from exercises of stock options, partially offset by $0.2 million in payments for offering costs related to the Underwriting Agreement and $0.1 million in payments for offering costs related to the Sales Agreement.

Net cash provided by financing activities during the nine months ended September 30, 2024 consisted of $39.3 million from the issuance of common stock under the Sales Agreement, $0.3 million from exercises of stock options, and $0.2 million from the issuance of common stock under the employee stock purchase plan, partially offset by $0.5 million in payments for offering costs related to the Sales Agreement.

Funding Requirements

Our expenses are expected to increase in connection with our ongoing activities, particularly as we advance the REVOLUTION clinical program for VYD2311, the nonclinical and preclinical studies and the clinical trials of our other product candidates, our ongoing and planned commercialization efforts, and any associated manufacturing activities in connection with our clinical development and commercialization activities. Our funding requirements and timing and amount of our operating expenditures will depend on many factors, including:

•
the revenue received from sales of PEMGARDA and any other product candidates for which we receive future regulatory authorization or approval;
•
the scope, progress, results and costs of discovery, nonclinical studies, preclinical development, laboratory testing and clinical trials for our product candidates and associated development programs, including our REVOLUTION clinical program;
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

Substantial Doubt about Ability to Continue as a Going Concern

In accordance with Accounting Standards Update 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern from the issuance date of our condensed consolidated financial statements. Based on current operating plans and excluding any contribution from future revenues or future external financing, we will not have sufficient cash and cash equivalents to fund our operating expenses and capital requirements beyond one year from the issuance of these condensed consolidated financial statements, and therefore, we have concluded that there is substantial doubt about our ability to continue as a going concern. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

Through September 30, 2025, we committed to noncancelable purchase obligations related to commercial drug substance and drug product manufacturing under the Commercial Manufacturing Services Agreement with WuXi Biologics, which was entered into in December 2020, amended and restated in August 2021 and further amended and restated in September 2023 (as amended and restated, the “Commercial Manufacturing Agreement”). As of September 30, 2025, the total remaining contractually binding commercial drug substance and drug product purchase obligations due to WuXi Biologics was $25.6 million, which was included in accounts payable and accrued expenses. The remaining balance is expected to be paid in 2025.

Through September 30, 2025, we committed to noncancelable purchase obligations related to the procurement of materials to be used in future drug substance and drug product manufacturing under the Commercial Manufacturing Agreement. As of

September 30, 2025, the total remaining contractually binding purchase obligations due to WuXi Biologics was $3.5 million, which was included in accounts payable and accrued expenses. The remaining balance is expected to be paid in 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings or other litigation relating to claims arising in the ordinary course of business. We accrue liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and estimated exposure amount. Legal fees and other costs associated with such proceedings are expensed as incurred. As of September 30, 2025, we were not a party to any material legal proceedings.

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

Our common stock is listed on the Nasdaq Global Market, and we are therefore subject to its continued listing requirements, including requirements with respect to the market value of publicly held shares, market value of listed shares, minimum bid price per share, and minimum stockholders’ equity, among others, and requirements relating to board and committee independence. If we fail to satisfy one or more of the requirements and are unable to timely regain compliance, we may be delisted from the Nasdaq Global Market.

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

Subsequently, on April 21, 2025, we received a new letter from Nasdaq notifying us that, because the closing bid price for our common stock had again closed below $1.00 per share for 30 consecutive business days, we no longer complied with the Minimum Bid Price Requirement. We then received a letter from Nasdaq on September 22, 2025 notifying us that we had regained compliance with the Minimum Bid Price Requirement, and the matter with respect to that period of non-compliance was closed.

Nasdaq’s deficiency notices had no immediate effect on the listing of our common stock, and, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), in each case we were provided an initial period of 180 calendar days to regain compliance with the Minimum Bid Price Requirement by maintaining a closing bid price of at least $1.00 per share for a minimum of ten consecutive business days, unless Nasdaq exercised its discretion to extend the ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H).

We actively monitor our stock price, and, as appropriate, will consider implementing available options to maintain or, if necessary, regain compliance with the Minimum Bid Price Requirement. There can be no assurance, however, that we will be able to maintain or, if necessary, regain compliance with the Minimum Bid Price Requirement and meet Nasdaq’s other continued listing requirements. To the extent that we are unable to maintain or, if necessary, regain compliance with the Minimum Bid Price Requirement or fail to maintain compliance with Nasdaq’s other continued listing requirements, there is a risk that our common stock may be delisted from Nasdaq. Delisting from Nasdaq may adversely affect our ability to raise additional financing through the public or private sale of equity securities, significantly affect the ability of investors to trade our securities, or negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of employee confidence, the loss of institutional investors or interest in potential business development opportunities.

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

The Term A Loans shall be available to be drawn from and after August 15, 2025 through December 31, 2026 upon compliance with certain financial covenants, provided that we satisfy certain conditions described in the Loan Agreement. The Term B Loans shall be available to be drawn during the period commencing on the date of the achievement of certain net product revenue milestones and ending on June 30, 2027, provided that we satisfy certain conditions described in the Loan Agreement. The Term C Loans shall be available to be drawn during the period commencing on the date of the achievement of certain net product revenue milestones and ending on June 30, 2027, provided that we satisfy certain conditions described in the Loan Agreement. As of September 30, 2025, we had not satisfied the net product revenue milestone required to be eligible to access proceeds from the Term Facility.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities; Use of Proceeds

We did not issue any unregistered equity securities during the three months ended September 30, 2025.

Purchases of Equity Securities by the Issuer

We did not purchase any of our equity securities during the three months ended September 30, 2025.

Item 5. Other Information.

Director and Officer Trading Arrangements

During the three months ended September 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

4.1

Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-40703), filed with the Securities and Exchange Commission on August 22, 2025).

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

INVIVYD, INC.

Date: November 6, 2025	By:	/s/ William Duke, Jr.
William Duke, Jr.
Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)