Form 10-K
period 2025-12-31
Invivyd, Inc.
filed 2026-03-05
CIK 1832038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $50.9 million based on the closing price of the registrant’s common stock on June 30, 2025. The calculation excludes shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. This determination of affiliate status is not a determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of February 26, 2026 was 282,594,729.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission no later than 120 days after the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
our expectations related to VYD2311, our next generation monoclonal antibody (“mAb”) candidate for COVID-19, the REVOLUTION clinical program for VYD2311 and the potential of VYD2311 to offer the ability to deliver clinically meaningful titer levels through more healthcare system- and patient-friendly means;
•
our plans to periodically introduce new mAb candidates as the SARS-CoV-2 virus evolves over time;
•
the anticipated timing, design, progress and results of preclinical studies and clinical trials of our product candidates, including statements regarding initiation or completion of studies or trials and related preparatory work, the period during which results of any studies or trials will become available, and potential regulatory submissions;
•
our devotion to delivering protection from serious viral infectious diseases, and our commitment to developing a robust pipeline of product candidates that could be used in prevention or treatment of serious viral infectious diseases, starting with COVID-19 and expanding into other high-need indications, such as respiratory syncytial virus (“RSV”) and measles;
•
our strategy to advance differentiated product candidates to address infectious diseases through internal research and collaborations;
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
•
our expectation of continued reliance on third parties for clinical trials and the manufacture and testing of our product candidates, as well as to perform ongoing research and development and other services on our behalf;
•
manufacturing capabilities and strategy, and our expectations regarding supply and demand of our product candidates;
•
our ability to successfully commercialize our product candidates, if authorized or approved, including our distribution capabilities and strategy;
•
our ability to deliver new product candidates that exert continuous pharmaceutical activity in the face of viral evolution and that can be updated quickly as necessary via our bespoke platform;
•
our expectations regarding the SPEAR (Spike Protein Elimination and Recovery) Study Group, including its anticipated focus, goals and plans;
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
•
We have incurred significant losses since our inception and are highly dependent on the commercial success of our only authorized product, PEMGARDA, for the foreseeable future, until VYD2311 or any other product candidate is authorized or approved and successfully commercialized, if ever. We may not achieve or maintain profitability.
•
We have a limited operating history and limited experience with commercializing products, which may make it difficult for an investor to evaluate the success of our business to date and to assess our future viability.
•
We will require additional funding through a combination of contribution from revenues, equity offerings, government or private-party grants, debt financings or other capital sources, such as collaborations with other companies, strategic alliances or licensing arrangements, to support our continuing operations and pursue our growth strategy. In April 2025, we entered into a Term Facility (as defined below); however, if we are unable to satisfy certain conditions of the Loan Agreement (as defined below), we will be unable to draw down the amounts of such Term Facility. If we are unable to secure and access additional funding when needed, we could be forced to curtail our planned operations and the pursuit of our growth strategy.

Risks Related to the Development of our Product Candidates

•
Newly emerging and future SARS-CoV-2 variants could reduce the activity and effectiveness of mAbs for potential prevention of or treatment for symptomatic COVID-19, which may significantly and adversely affect our ability to complete our clinical trials and to obtain and maintain authorization or approval of and commercialize our product candidates.
•
To date, we have received regulatory authorization for only one product candidate, PEMGARDA. If we are unable to successfully develop, receive and maintain an EUA or regulatory approval for and commercialize our product candidates for the indications we seek or successfully develop any other product candidates, or experience significant delays in doing so, our business will be substantially harmed.
•
Because our COVID-19 product candidates represent novel approaches to the prevention and/or treatment of a relatively new disease, there are many uncertainties regarding the development, market acceptance, third-party reimbursement coverage and commercial potential of our COVID-19 product candidates. We may not be successful in aligning with regulators on an expedited and replicable pathway to SARS-CoV-2 mAb authorization or approval.
•
There can be no assurance that the public health emergency in the U.S. declared under Section 564 of the Federal Food, Drug, and Cosmetic Act (the “FDCA”) permitting the FDA to authorize COVID-19 drugs and biologics for emergency use, such as the EUA for PEMGARDA, will continue to be in place for an extended period of time. If the EUA for PEMGARDA is terminated or revoked, we will be unable to sell PEMGARDA and instead would need to pursue traditional regulatory approval processes, which are lengthy, time consuming and inherently unpredictable, and which we may determine not to pursue. If we are not able to maintain regulatory authorization for PEMGARDA, our business will be substantially harmed.
•
We may not succeed in obtaining the regulatory approval necessary to sell our product candidates.
•
Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials. Our product candidates may not have favorable results in later clinical trials, if any, or receive regulatory authorization or approval.
•
Lack of awareness or negative public opinion of mAb therapies and increased regulatory scrutiny of mAb therapies to prevent or treat COVID-19 or other infectious diseases may adversely impact the development or commercial success of our product candidates.
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

Risks Related to the Manufacturing of our Product Candidates

•
Monoclonal antibody therapies are complex, difficult and time-consuming to manufacture, and we currently rely on a single contract manufacturer for our COVID-19 product candidates. We could experience manufacturing problems, may be unable to access desired future manufacturing capacity within desired timeframes, or may be unable to access raw materials due to global supply chain shortages or otherwise, that result in delays in the development, supply, or commercialization of our product candidates or otherwise harm our business.
•
We currently depend on sole-source third-party suppliers and a single contract manufacturer for materials and services that are necessary for the conduct of preclinical studies, manufacture and testing of our COVID-19 product candidates for clinical trials and commercial supply, and the loss of these third-party suppliers or contract manufacturer or their inability to supply us with sufficient quantities of adequate materials or services, or to do so at acceptable quality levels, acceptable pricing terms, and on a timely basis, could harm our business.

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

PART I

Item 1. Business.

Overview

Invivyd, Inc. is a biopharmaceutical company focused on the discovery, development and commercialization of monoclonal antibody (“mAb”) therapies for the prevention and treatment of serious viral infectious diseases. We are devoted to delivering protection from serious viral infectious diseases, beginning with SARS-CoV-2, the virus that causes COVID-19. PEMGARDA® (pemivibart) is our first mAb to receive regulatory authorization and was designed to exert continuous pharmaceutical activity in the face of viral evolution.

Globally, COVID-19 has caused millions of deaths and lasting health problems in many survivors and remains a significant global health concern, particularly for immunocompromised individuals. COVID-19 persists and continues to impact patients, notably those who are immunocompromised, and combating this disease will require for years to come a variety of prevention and treatment options with demonstrated efficacy and safety. By leveraging our capabilities, which we have developed through our experience with adintrevimab and pemivibart and over five years in the COVID-19 space, we aim to develop mAbs that could be used in prevention or treatment of serious viral infectious diseases, starting with COVID-19 and expanding into other high-need indications, such as respiratory syncytial virus (“RSV”) and measles.

On March 22, 2024, we received emergency use authorization (“EUA”) from the U.S. Food and Drug Administration (“FDA”) for PEMGARDA injection, for intravenous (“IV”) use, a half-life extended investigational mAb, for the pre-exposure prophylaxis (prevention) of COVID-19 in adults and adolescents (12 years of age and older weighing at least 40 kg) who have moderate-to-severe immune compromise due to certain medical conditions or receipt of certain immunosuppressive medications or treatments and are unlikely to mount an adequate immune response to COVID-19 vaccination. Recipients should not be currently infected with or have had a known recent exposure to an individual infected with SARS-CoV-2.

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

In January 2024, we nominated VYD2311, a next generation mAb candidate for COVID-19, as a drug candidate. VYD2311 is a mAb with high in vitro neutralization potency shown against prominent SARS-CoV-2 variants tested to date. In September 2024, we announced dosing of the first participants in a Phase 1/2 clinical trial of VYD2311. The Phase 1/2 randomized, blinded, placebo-controlled clinical trial evaluated escalating dosing as well as safety, tolerability, pharmacokinetics and immunogenicity of VYD2311 in healthy trial participants. The Phase 1/2 clinical trial was conducted in Australia and evaluated multiple dose levels of VYD2311 through various routes of administration, including exploration of intramuscular (“IM”) administration and subcutaneous administration, which are designed to be more healthcare system- and patient-friendly than IV administration. In June 2025, we announced positive full Phase 1/2 clinical data for VYD2311 for both safety and pharmacokinetics. Like pemivibart, VYD2311 was engineered from adintrevimab, our investigational mAb that has a robust safety data package and demonstrated clinically meaningful results in global Phase 2/3 clinical trials for both the prevention and treatment of COVID-19.

In August 2025, we announced alignment with advice from the FDA on a compact and, therefore, rapid pathway to potential Biologics License Application (“BLA”) approval for VYD2311 for the prevention of COVID-19. As part of Type C meeting feedback, the FDA advised that a single, randomized, placebo-controlled trial evaluating mAb efficacy in prevention of RT-PCR-confirmed symptomatic COVID-19 disease events could support a BLA submission for VYD2311 for the prevention of COVID-19 in a broad population of Americans (12 years of age and older, weighing at least 40kg), including immunocompromised people, subject to agreement on safety database size and pending full protocol review. In October 2025, we announced that the FDA cleared our Investigational New Drug (“IND”) application for VYD2311 and provided feedback to advance our REVOLUTION clinical program, which is our development program for VYD2311. The REVOLUTION clinical program includes two clinical trials, DECLARATION and LIBERTY. In December 2025, we initiated DECLARATION, which is a Phase 3 randomized, triple-blind, placebo-controlled clinical trial to evaluate VYD2311 safety and efficacy in prevention of symptomatic, RT-PCR-confirmed COVID-19 at three months, with either a single dose or monthly doses of VYD2311, each administered via IM injection, compared to placebo. DECLARATION is designed to support potential BLA submission, with top-line data anticipated in mid-2026. In February 2026, we announced alignment with the FDA on LIBERTY, which is designed as a Phase 3, randomized, double-blind clinical trial to evaluate the safety, serum virus neutralizing antibody responses, and pharmacokinetics of (1) VYD2311, (2) an mRNA COVID vaccine, and (3)

co-administered VYD2311 with an mRNA COVID vaccine. The FDA has granted “Fast Track” designation for VYD2311 for the prevention of COVID-19 in individuals with underlying risk factors for progression to severe disease. Fast Track designation is a process designed to facilitate the development and expedite the regulatory review of drugs to treat serious conditions and fill an unmet medical need, including eligibility for priority review and rolling review of BLA submissions, if specified criteria are met.

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

We engage in active SARS-CoV-2 variant monitoring of antiviral activity as part of our ongoing industrial virology effort, which leverages a consistent, high-quality, independent, third-party pseudoviral system that routinely tests authentic Invivyd-produced molecules and is supported by structure-based analytics. In September 2024, we announced continued neutralizing activity of PEMGARDA against SARS-CoV-2 variants KP.3.1.1 and LB.1 and attractive neutralization potency of VYD2311, our next generation mAb candidate for COVID-19, against the same contemporary viruses, and we also provided an update to ongoing structural analysis showing no meaningful mutational change in the pemivibart binding site since the Omicron shift late in 2021. In January 2025, March 2025 and August 2025, we announced continued neutralizing activity of PEMGARDA and VYD2311 against dominant SARS-CoV-2 variants XEC, LP.8.1 and XFG, respectively.

In addition to our COVID-19 programs, in November 2025, we announced the selection of VBY329, a potential best-in-class mAb candidate being developed for the prevention of RSV infections in neonates, infants and children. We expect to advance VBY329 toward IND readiness in the second half of 2026. Through our proprietary technology platform, we continue to investigate additional mAbs for protection and treatment of other important infectious diseases, such as measles. We are targeting identification of a preclinical mAb candidate for treatment and prevention of measles in the first half of 2026.

We rely on partnerships, external consultants and contract research organizations (“CROs”) to conduct discovery, nonclinical, preclinical, clinical and commercial activities. Additionally, we rely on contract testing laboratories and a contract development and manufacturing organization (“CDMO”), WuXi Biologics (Hong Kong) Limited (“WuXi Biologics”), to execute our chemistry, manufacturing and controls (“CMC”) development, testing and clinical and commercial manufacturing activities. In 2022, we secured dedicated laboratory space and expanded our research team in order to enable internal discovery and development of our mAb candidates, while continuing to leverage our existing partnership with Adimab, LLC (“Adimab”), including Adimab’s platform technology. In addition, we expect to continue to rely on third parties for clinical trials and the manufacture and testing of our product candidates, as well as to perform ongoing research and development and other services on our behalf.

Our Strategy

Our strategy is to discover, develop and commercialize differentiated product candidates that could be used in prevention or treatment of serious viral infectious diseases, starting with COVID-19 and expanding into other high-need indications. In order to achieve this goal, our strategy involves execution of the following key elements:

•
Continued execution of PEMGARDA commercial launch in the U.S. On March 22, 2024, we received an EUA from the FDA for PEMGARDA for the pre-exposure prophylaxis (prevention) of COVID-19 in adults and adolescents (12 years of age and older weighing at least 40 kg) who have moderate-to-severe immune compromise due to certain medical conditions or receipt of certain immunosuppressive medications or treatments and are unlikely to mount an adequate immune response to COVID-19 vaccination. Recipients should not be currently infected with or have had a known recent exposure to an individual infected with SARS-CoV-2. To support the commercialization of PEMGARDA, we have directly hired key leaders for our sales, marketing, market access, and medical affairs teams who have extensive experience commercializing products within the infectious and rare diseases spaces, and we have directly hired a field sales force.
•
Advancing VYD2311 through clinical development and regulatory review. Following FDA IND clearance and alignment on our REVOLUTION clinical program, we have initiated our Phase 3 DECLARATION clinical trial. We have also aligned with FDA on the LIBERTY clinical trial, which will evaluate comparative safety and immunology of VYD2311 versus an mRNA COVID vaccine, as well as explore the safety and immunology of co-administered VYD2311 and an mRNA COVID vaccine. The FDA has granted Fast Track designation for VYD2311 for the prevention of COVID-19 in individuals with underlying risk factors for progression to severe disease.

•
Establishing streamlined development pathways that would allow us to efficiently introduce new mAb candidates targeting SARS-CoV-2. We continue to engage with the FDA with the aim of establishing expedited and replicable pathways for the authorization or approval of new SARS-CoV-2 mAbs. There are precedents for streamlined development pathways in the influenza and COVID-19 vaccine spaces for leveraging existing safety and efficacy data to bridge quickly to new or modified vaccines, and there are expedited regulatory review and approval approaches that we may pursue for our product candidates, such as the FDA’s accelerated approval pathway, Fast Track designation and breakthrough therapy designation.
•
Developing potential best-in-class antibody therapies across multiple virus targets. In addition to our work in targeting SARS-CoV-2, we are using our bespoke platform to identify mAbs for other infectious diseases, including RSV and measles.
•
Ensuring supply of drug product for PEMGARDA and future clinical product candidates. We have partnered with WuXi Biologics for CMC development and for clinical and commercial drug substance and drug product supply of PEMGARDA and VYD2311. We believe we have secured sufficient supply to meet demand for PEMGARDA and anticipated initial demand for VYD2311, if approved. We continue to evaluate access to capacity at WuXi Biologics and other CDMOs so we can aim to meet potential future demand for our product candidates.
•
Advancing our differentiated product candidates to address infectious diseases through internal research and collaborations. We have built a portfolio of broadly neutralizing SARS-CoV-2 antibodies as our lead disease area of focus. We have exclusive access to Adimab’s industry-leading B-cell mining, protein and antibody engineering capabilities for coronavirus antibody discovery. We are currently leveraging this partnership and building internal capabilities to further expand our portfolio with additional uniquely differentiated anti-viral antibodies targeting SARS-CoV-2, as well as other infectious diseases. In addition, we can employ unique protein engineering strategies to enhance activity of our antibodies against circulating SARS-CoV-2 variants of concern (“VoCs”). With our cutting edge viral and epidemiological surveillance, we aim to stay ahead of potential future VoCs with our repertoire of broadly neutralizing mAbs.
•
Leveraging our team’s collective expertise in development, manufacturing and commercialization to deliver future product candidates to patients. We have assembled a leadership team composed of seasoned executives with extensive experience, including with respect to development, manufacturing and commercializing novel medicines for infectious disease. In addition to infectious disease, our leaders’ combined experience spans a broad set of therapeutic areas, such as oncology, organ transplant, rare disease, orphan disease and immunology, which provides a diverse perspective and skill set to serve our patient communities. Based on our team’s collective track record, we executed on the clinical, regulatory, and manufacturing plan for PEMGARDA. We expect to leverage this experience to support our anticipated follow-on programs, including VYD2311.

Background on COVID-19 and SARS-CoV-2 Variants

COVID-19, the disease caused by SARS-CoV-2 and its variants, gave rise to a global pandemic in 2020. SARS-CoV-2 continues to cause infections and disease. COVID-19 remains a significant global health problem. According to estimates from the World Health Organization (“WHO”) as of January 2026, there have been approximately 779 million cases of laboratory-confirmed COVID-19 and 7.1 million COVID-19-related deaths worldwide, with approximately 103 million laboratory-confirmed cases of COVID-19 and more than 1.2 million COVID-19-related deaths in the U.S. Disease modeling conducted by several different organizations suggests that these estimates significantly underrepresent the true number of infections and deaths related to COVID-19.

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

Current Approaches for Prevention and Treatment of COVID-19 and Their Limitations

In response to the COVID-19 pandemic, multiple therapeutics have been discovered, developed and authorized at an unprecedented speed. Currently available vaccines demonstrate limited effectiveness, and antiviral medications can have significant drug-drug interactions, particularly in the immunocompromised, that can limit their utility. Monoclonal antibody therapies have the potential to provide vulnerable populations with additional protection from COVID-19.

mAbs for Prevention or Treatment of COVID-19 in the U.S.

As of the date of this report, no mAb has been approved in the U.S. for prevention (pre- or post-exposure) or treatment of COVID-19. Other than the EUA for PEMGARDA issued by the FDA in March 2024, the FDA previously issued an EUA for tixagevimab/cilgavimab for pre-exposure prophylaxis of COVID-19, in addition to EUAs for casirivimab/imdevimab and bamlanivimab/etesevimab for post-exposure prophylaxis of COVID-19 in certain individuals. In addition, four mAb products, casirivimab/imdevimab, bamlanivimab/etesevimab, sotrovimab, and bebtelovimab, received an EUA from the FDA for the treatment of COVID-19 in patients at high risk of disease progression. Despite this progress in the availability of mAbs for the prevention and treatment of COVID-19, the clinical utility of these products has varied over time due to the emergence of SARS-CoV-2 variants demonstrating partial or full resistance to neutralization. At this time, none of these products are authorized for the treatment of COVID-19 in the U.S. and, other than PEMGARDA, none are authorized for prevention in the U.S., due to loss of activity as new variants emerged.

Our Approach to The Development of Antibody-based Solutions for COVID-19 and Other Viral Diseases

Our approach is designed to deliver new product candidates that exert continuous pharmaceutical activity in the face of viral evolution and that can be updated quickly as necessary via our bespoke platform. By coupling ongoing variant surveillance and prediction of viral evolution with our discovery and engineering capabilities, our innovation engine has generated a pipeline of therapeutic candidates which could be used in prevention or treatment of serious viral infectious diseases, starting with COVID-19. In order to provide solutions to vulnerable people as new variants emerge, we seek to leverage evolving regulatory paradigms, which may rely on surrogate endpoints or rapid compact outcome-directed clinical trials, to expedite drug development. Our product candidates can be tuned to improve potency, breadth of neutralization and route of administration, including half-life extending and other fragment crystallizable (“Fc”) region modifications. Key elements that we believe differentiate our approach include:

•
Recognition of the importance of broadly neutralizing antibodies with a reduced risk of viral escape: From the outset of our COVID-19 program, we have chosen to identify and engineer mAbs with a high potential to resist SARS-CoV-2 variant escape. We are targeting epitopes that are (1) minimally polymorphic since the emergence of Omicron variants, (2) privileged with respect to contemporary population-level immune pressure, and (3) potentially conserved across other human sarbecoviruses (such as SARS-CoV-2) that utilize angiotensin converting enzyme-2 (“ACE-2”) to infect cells, providing anticipated neutralization breadth to our mAb candidates.
•
Continuous monitoring for SARS-CoV-2 variants: We continuously maintain and improve our in-house suite of digital monitoring tools for identifying new and upcoming SARS-CoV-2 variants before they become VoCs. Further, by pinpointing dominant spike glycoprotein sites targeted by human antibody repertoires and mapping common mutational escape routes, we aim to predict future variants.
•
Industry-leading antibody mining, engineering and developability screening capabilities through internal expertise and our partnership with Adimab: We leverage deep B-cell mining capabilities to isolate broadly neutralizing antibodies linked to utilization of antibody engineering capabilities to improve the potency, breadth, biophysical properties and developability of our candidates we advance into preclinical development. Where applicable, we specifically engineer our antibodies, such as to extend their half-lives or modify their Fc-mediated innate immune effector function.
•
Expedited path to the clinic and market: In order to deliver new mAb products in a rapid and timely manner to patients at risk, we believe that new, expedited approaches and pathways are needed across nonclinical, clinical and CMC development. We are leveraging and applying our experience with adintrevimab, which demonstrated clinically meaningful results and a robust safety package, and PEMGARDA to new therapeutic candidates, including VYD2311. We seek to streamline nonclinical toxicology studies where possible, with the intention of reducing dependence on animal studies, which we believe is well in line with the FDA’s position. Furthermore, the SARS-CoV-2 RBD is a well validated target and mechanism of action for mAbs with robust safety and efficacy data generated across the class. We believe that these data should enable the application of surrogate endpoints in future development programs, an approach that was leveraged in our Phase 3 CANOPY clinical trial of pemivibart with the use of calculated serum neutralizing antibody titers as a correlate of protection. We also seek to streamline our manufacturing approach, leveraging platform processes and historical data to ensure product quality for our product candidates. We anticipate actively engaging with regulatory authorities in pursuit of these proposals as we advance our product candidates.

We are employing similar antibody discovery, variant monitoring, and development strategies for other antigenically variable viruses, such as RSV, measles, and others.

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

Addressable Patient Populations

Pre-Exposure Prophylaxis

The FDA issued an EUA for PEMGARDA (pemivibart) in March 2024 for the pre-exposure prophylaxis of COVID-19 in certain patients with moderate-to-severe immune compromise; no other mAb therapies for prevention of COVID-19 are currently authorized. Furthermore, no other mAb therapies for the prevention of COVID-19 have been authorized by the FDA since January 2023, when the last of the previously authorized mAb therapies lost activity against then-circulating variants.

Based on our market research and internal analysis, we believe that there are more than 9 million immunocompromised people, with varying degrees of immune compromise, in the U.S. alone who may not adequately respond to COVID-19 vaccination, increasing their risk for severe COVID-19. Vaccines for pre-exposure prophylaxis of COVID-19 have not demonstrated adequate efficacy against symptomatic disease or more significant outcomes in the immunocompromised population. This vulnerable population that is unlikely to mount an adequate response to vaccination has been left with no therapeutic options for prevention of COVID-19 outside of PEMGARDA.

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

Treatment

We believe that there are still gaps in COVID-19 treatment alternatives. For instance, significant drug-drug interactions can limit the utility of some oral antivirals as a treatment option for immunocompromised people or others who are taking certain medications. While PEMGARDA is not authorized for use for treatment of COVID-19 or for post-exposure prophylaxis of COVID-19, we believe there could be opportunities to further explore the development of mAbs for the treatment of COVID-19, Long COVID, or PVS.

Pediatrics

Although children are at lower risk of developing severe COVID-19 compared to adults, a subset of children experience severe disease and poor outcomes, such as multisystem inflammatory syndrome and Long COVID, and safe and effective therapies are needed to prevent disease and hospitalization in high-risk children, including with respect to these complications. Although there is a paucity of data regarding the immune response to COVID-19 vaccines in children with moderate-to-severe immunocompromise, a subset of these children may have suboptimal immune responses to vaccines similar to adults with certain forms of immunocompromise and thus have the potential to benefit from a passive immune approach.

Pipeline Overview

We are devoted to delivering protection from serious viral infectious diseases. By pairing state-of-the-art viral surveillance and predictive modeling with advanced antibody engineering techniques, we are committed to developing a robust pipeline of product candidates designed for the prevention or treatment of serious viral infectious diseases, starting with COVID-19 and expanding into other high-need indications, such as RSV and measles.

PEMGARDA is our first mAb to receive regulatory authorization and was designed to exert continuous pharmaceutical activity in the face of viral evolution. VYD2311 is our next generation mAb candidate being developed for COVID-19 to continue to address the urgent need for new prophylactic and therapeutic options. As the SARS-CoV-2 virus evolves over time, we anticipate periodically introducing new mAb candidates, an approach that could be analogous to the periodic updates made to influenza and COVID-19 vaccines.

Beyond PEMGARDA and VYD2311, we have additional anti-SARS-CoV-2 mAb candidates in discovery and preclinical characterization. Our robust pipeline reflects our strategy to continuously discover and engineer new candidates that can respond to emerging virus variants or improve upon the biophysical properties and clinical profiles of our current antibodies. Our technology and bespoke approach to antibody discovery and development may provide a mechanism for discovery of novel mAbs to prevent or treat other serious viral infectious diseases such as RSV, measles, and beyond.

DEVELOPMENT STATUS

PROGRAM	TARGET	PRECLINICAL	PHASE 1	PHASE 2	PHASE 3	COMMERCIAL	STATUS
Pemivibart (COVID-19)	Pre-exposure prophylaxis (prevention)						Received emergency use authorization (EUA) from the U.S. FDA in March 2024*
VYD2311 (COVID-19)	Prevention						Phase 1/2 completed; Phase 3 (DECLARATION) pivotal study ongoing (NCT07298434); Fast Track designation granted
VYD2311 (Long COVID)	Treatment						Phase 2 study anticipated to commence mid-2026
VYD2311 (COVID-19)	Treatment						IND active; program positioned for clinical advancement pending alignment
VBY329 (RSV)	Prevention/Treatment						Selected potential best-in-class antibody candidate
Measles	Prevention/Treatment						Early discovery

All antibodies listed are investigational therapies and have not been approved for use by any regulatory authority.

*https://invivyd.com/wp-content/uploads/HCP-Fact-Sheet.pdf

PEMGARDA

Pre-Exposure Prophylaxis

PEMGARDA® (pemivibart) is a half-life extended investigational mAb. PEMGARDA was engineered from adintrevimab, our investigational mAb that has a robust safety data package and provided evidence of clinical efficacy in global Phase 2/3 clinical trials for the prevention and treatment of COVID-19. PEMGARDA has demonstrated in vitro neutralizing activity against major SARS-CoV-2 variants, including JN.1, KP.3.1.1, XEC, LP.8.1 and XFG. PEMGARDA targets the SARS-CoV-2 spike protein RBD, thereby inhibiting virus attachment to the human ACE2 receptor on host cells.

PEMGARDA (pemivibart) injection (4500 mg), for IV use received EUA from the FDA in March 2024 for the pre-exposure prophylaxis (prevention) of COVID-19 in adults and adolescents (12 years of age and older weighing at least 40 kg) who have moderate-to-severe immune compromise due to certain medical conditions or receipt of certain immunosuppressive medications or treatments and are unlikely to mount an adequate immune response to COVID-19 vaccination. Recipients should not be currently infected with or had recent known exposure to a person infected with SARS-CoV-2.

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
•
Receipt of chimeric antigen receptor (CAR)-T-cell or hematopoietic stem cell transplant (within 2 years of transplantation or taking immunosuppressive therapy)
•
Moderate or severe primary immunodeficiency (e.g., common variable immunodeficiency disease, severe combined immunodeficiency, DiGeorge syndrome, Wiskott-Aldrich syndrome)
•
Advanced or untreated HIV infection (people with HIV and CD4 cell counts <200/mm3, history of an AIDS-defining illness without immune reconstitution, or clinical manifestations of symptomatic HIV)
•
Active treatment with high-dose corticosteroids (i.e., ≥20 mg prednisone or equivalent per day when administered for ≥2 weeks), alkylating agents, antimetabolites, transplant-related immunosuppressive drugs, cancer chemotherapeutic agents classified as severely immunosuppressive, and biologic agents that are immunosuppressive or immunomodulatory (e.g., B-cell depleting agents)

PEMGARDA is not authorized for the treatment of COVID-19, Long COVID, or PVS, or for post-exposure prophylaxis of COVID-19 in individuals who have been exposed to someone infected with SARS-CoV-2. Pre-exposure prophylaxis with PEMGARDA is not a substitute for vaccination in individuals for whom COVID-19 vaccination is recommended. Individuals for whom COVID-19 vaccination is recommended, including individuals with moderate-to-severe immune compromise who may derive benefit from COVID-19 vaccinations, should receive COVID-19 vaccination. In individuals who have received a COVID-19 vaccine, PEMGARDA should be administered at least 2 weeks after vaccination.

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

We have concentrated on the healthcare practitioners and institutions who specialize in hematology, oncology, rheumatology and transplant, serving moderately to severely immunocompromised adults and adolescents through a highly focused field sales organization which can potentially expand over time to reach additional healthcare practitioners and institutions who care for other groups of moderately to severely immunocompromised adults and adolescents. We have directly hired key leaders for our sales, marketing, market access, and medical affairs teams, and we have directly hired a field sales force.

Treatment

In February 2025, the FDA declined our request to expand the existing EUA for PEMGARDA to cover treatment of mild-to-moderate COVID-19 in adults and adolescents who have moderate-to-severe immune compromise due to certain medical conditions such as cancer and organ transplant, and for whom alternative COVID-19 treatment options are not accessible or clinically appropriate. The existing EUA for PEMGARDA covering pre-exposure prophylaxis of COVID-19 in certain immunocompromised patients remains in effect.

VYD2311

VYD2311 is a novel mAb candidate being developed for COVID-19 to continue to address the urgent need for new prophylactic and therapeutic options. The pharmacokinetic profile and antiviral potency of VYD2311 may offer the ability to deliver clinically meaningful titer levels through more healthcare system- and patient-friendly means such as an IM route of administration. In October 2025, we announced that the FDA cleared our IND application for VYD2311 and provided feedback to advance our REVOLUTION clinical program, which is our development program for VYD2311 comprising two clinical trials, DECLARATION and LIBERTY. DECLARATION is a Phase 3 randomized, triple-blind, placebo-controlled clinical trial to evaluate VYD2311 safety and efficacy in prevention of symptomatic, RT-PCR-confirmed COVID-19 at three months, with either a single dose or monthly doses of VYD2311, each administered via IM injection, compared to placebo. DECLARATION is designed to support potential BLA submission, with top-line data anticipated in mid-2026. In February 2026, we announced alignment with the FDA on LIBERTY, which is designed as a Phase 3, randomized, double-blind clinical trial to evaluate the safety, serum virus neutralizing antibody responses, and pharmacokinetics of (1) VYD2311, (2) an mRNA COVID vaccine, and (3) co-administered VYD2311 with an mRNA COVID vaccine. The FDA has granted “Fast Track” designation for VYD2311 for the prevention of COVID-19 in individuals with underlying risk factors for progression to severe disease.

VYD2311 was engineered using our proprietary integrated technology platform and is the product of serial molecular evolution designed to generate an antibody optimized for neutralizing contemporary virus lineages. VYD2311 leverages the same antibody backbone as pemivibart, our investigational mAb granted EUA in the U.S. for the pre-exposure prophylaxis of COVID-19 in certain immunocompromised patients, and adintrevimab, our investigational mAb that has a robust safety data package and demonstrated clinically meaningful results in global Phase 2/3 clinical trials for the prevention and treatment of COVID-19.

Manufacturing Strategy

We do not currently own or operate any manufacturing facilities, and we have invested significant resources to develop commercial-scale manufacturing in partnership with our sole contract manufacturing partner for COVID-19 product candidates, WuXi Biologics, with whom we have been working since our inception. We have contracted with WuXi Biologics for the manufacturing of commercial-scale PEMGARDA and VYD2311. PEMGARDA and VYD2311 are produced using an industry standard mAb manufacturing process including a recombinant Chinese Hamster Ovary commercial cell line, fed-batch suspension cell culture and a chromatography column-based purification process. WuXi Biologics uses an industry standard sterile liquid drug product manufacturing process.

We have established long-term master services agreements with WuXi Biologics pursuant to which we purchase drug substance and drug product for both clinical and commercial supply. The master services agreements are also applicable to any future clinical candidates identified for development should we elect to use WuXi Biologics for development and supply of those candidates. We may stop placing orders under the master services agreements at any time, provided that we fulfill our obligations to make payment for, or pay cancellation-related costs related to, all committed purchases. Either party may also terminate the master services agreements with respect to an uncured breach by the other party in accordance with the terms of the agreements. We may terminate the master services agreements effective immediately in connection with certain new or existing U.S. laws and regulations, in accordance with the terms of the agreements. With advance notice, we may also terminate the master services agreements for convenience. The agreements include confidentiality and intellectual property provisions to protect our proprietary rights related to our product candidates.

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

We have devoted significant resources to the manufacture of PEMGARDA and VYD2311, and we believe we have secured sufficient supply to meet demand for PEMGARDA and anticipated initial demand for VYD2311, if approved.

Foreign contract manufacturing organizations, including WuXi Biologics, may become subject to U.S. legislation, such as the National Defense Authorization Act, investigations, sanctions, trade restrictions, tariffs, and other foreign regulatory requirements, which could increase the cost or reduce the supply of material available to us, delay or impact clinical trials, delay procurement of commercial supply, or impact potential U.S. government contracting opportunities. Accordingly, we continue to evaluate access to capacity at WuXi Biologics, as well as other CDMOs, so we can aim to meet potential future demand for PEMGARDA, VYD2311, and future clinical product candidates.

Distribution Strategy

Unlike previous EUAs for COVID-19, where products were available via an advance purchase agreement with the U.S. federal government, PEMGARDA follows a traditional commercial distribution model in which end customers either purchase the product directly from third-party specialty distributors or for a small number of infusion centers, healthcare provider and provider institutions, directly with us. The product is then shipped directly to the various sites of care, including provider institutions, infusion centers and clinics that bill health insurance plans for the product.

We have entered a third-party logistics distribution agreement (the “3PL Agreement”) with a distribution agent (the “3PL Agent”) that distributes our product to our end customers. The 3PL Agent provides us with services that include storage, distribution, processing product returns, customer service support, logistics support, electronic data interface and system access support.

During the year ended December 31, 2025, our net product revenue was generated from sales to third-party specialty distributors and directly to a small number of infusion centers, healthcare providers and provider institutions in the U.S. Three specialty distributors accounted for 46%, 23% and 17% of total gross sales for the year ended December 31, 2025.

Our Relationship with Adimab

Since our founding in June 2020, we have focused on the development of mAbs for both the prevention and treatment of COVID-19. Adimab is a leading provider of antibody discovery, engineering and optimization services and has established an extensive presence in the drug discovery industry.

Since July 2020, we are party to an assignment and license agreement with Adimab (the “Adimab Assignment Agreement”) under which Adimab assigned to us its rights to all existing coronavirus antibodies controlled by it and their derivatives, including adintrevimab. See “—Licensing, Collaborations and Partnerships—Adimab Assignment Agreement.” In May 2021, we entered into a collaboration agreement with Adimab (as amended in November 2022 and September 2023, the “Adimab Collaboration Agreement”) focused on discovery efforts for new antibodies that may be effective against other coronaviruses and influenza, both of which have the potential to cause pandemics. In the event that Adimab discovers an antibody that is expected to meet certain product profiles developed by us, we will have the exclusive option to require Adimab to assign us its rights in any such antibody and to grant us certain licenses. See “—Licensing, Collaborations and Partnerships—Adimab Collaboration Agreement.” In addition, in September 2022, we entered into a platform transfer agreement with Adimab (the “Adimab Platform Transfer Agreement”). Under the Adimab Platform Transfer Agreement, we were granted the right under certain intellectual property of Adimab to practice certain elements of Adimab’s platform technology, including B-cell cloning using Adimab’s proprietary yeast cell lines and other antibody optimization libraries, trade secrets, protocols and software of Adimab, to discover, engineer and optimize antibodies. We do not have access to Adimab’s proprietary discovery libraries. We were also granted the right under certain intellectual property of Adimab to research, develop, make, sell and exploit such antibodies and products containing such antibodies. See “—Licensing, Collaborations and Partnerships—Adimab Platform Transfer Agreement.”

Licensing, Collaborations and Partnerships

Adimab Assignment Agreement

In July 2020, we entered into the Adimab Assignment Agreement with respect to discovery and optimization of coronavirus-specific antibodies, including COVID-19 and SARS. Under the Adimab Assignment Agreement, Adimab assigned to us its rights, title and interest in and to certain of its coronavirus-specific antibodies (each, a “CoV Antibody” and together, the “CoV Antibodies”), including modified or derivative forms thereof, and related intellectual property. Adimab also granted us a non-exclusive, worldwide, royalty-bearing, sublicensable license to certain of its platform patents and technology for the development, manufacture and commercialization of the CoV Antibodies and pharmaceutical products containing or comprising one or more CoV Antibodies (each, a “Product”) for all indications and uses, with the exception of certain diagnostic uses and use as a research reagent. We are entitled to sublicense the assigned rights and licensed intellectual property solely with respect to any CoV Antibody or Product, subject to specified conditions of the agreement. We are obligated to use commercially reasonable efforts to achieve specified development and regulatory milestones for Products in certain major markets and to commercialize a product in any country in which we obtain marketing approval.

In July 2020, in consideration for the rights assigned and license conveyed under the Adimab Assignment Agreement, we issued 5,000,000 shares of our Series A preferred stock, then having a fair value of $40.0 million, to Adimab. In addition, under the Adimab Assignment Agreement, we are obligated to pay Adimab up to $16.5 million upon the achievement of specified development and regulatory milestones for the first Product under the agreement that achieves such specified milestones and up to $8.1 million upon the achievement of specified development and regulatory milestones for the second Product under the agreement that achieves such specified milestones. The maximum aggregate amount of milestone payments payable under the agreement for any and all Products is $24.6 million. Through December 31, 2025, we made aggregate milestone payments of $11.1 million to Adimab under the Adimab Assignment Agreement. We are also obligated to pay Adimab royalties of a mid-single-digit percentage based on net sales of any Products, beginning upon the first commercial sale of a Product in accordance with the Adimab Assignment Agreement. The royalty rate is subject to reductions specified under the agreement. Royalties are due on a Product-by-Product and country-by-country basis beginning upon the first commercial sale of each Product and ending on the later of (i) 12 years after the first commercial sale of such Product in such country and (ii) the expiration of the last valid claim of a patent covering such Product in such country (the “Royalty Term”). While reserving all rights under the Adimab Assignment Agreement and the applicable law, through December 31, 2025, we made aggregate royalty payments of $2.5 million.

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

Through December 31, 2025, we had made aggregate payments of $16.2 million to Adimab under the Adimab Assignment Agreement, inclusive of the aforementioned milestone and royalty payments. As of December 31, 2025, $0.7 million was accrued under the Adimab Assignment Agreement.

Adimab Collaboration Agreement

In May 2021, we entered into the Adimab Collaboration Agreement for the discovery and optimization of proprietary antibodies as potential therapeutic product candidates. Under the Adimab Collaboration Agreement, we could collaborate with Adimab on research programs for a specified number of targets selected by us within a specified time period. Under the Adimab Collaboration Agreement, Adimab granted us a worldwide, non-exclusive license to certain of Adimab’s platform patents and technology and antibody patents to perform our responsibilities during the ongoing research period and for a specified evaluation period thereafter (the “Evaluation Term”). We granted Adimab a license to certain of our patents and intellectual property solely to perform Adimab’s responsibilities under the research plans. Under the Adimab Collaboration Agreement, we have an exclusive option, on a program-by-program basis, to obtain licenses and assignments to commercialize selected products containing or comprising antibodies directed against the applicable target, which option may be exercised upon the payment of a specified option fee for each program. Upon our exercise of an option, Adimab will assign to us all right, title and interest in the antibodies of the optioned research program and will grant us a worldwide, royalty-free, fully paid-up, non-exclusive, sublicensable license under the Adimab platform technology for the development, manufacture and commercialization of the antibodies for which we have exercised our options and products containing or comprising those antibodies.

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

Through December 31, 2025, we had made aggregate payments of $22.8 million to Adimab under the Adimab Collaboration Agreement.

Adimab Platform Transfer Agreement

In September 2022 (the “Adimab Platform Transfer Agreement Effective Date”), we entered into the Adimab Platform Transfer Agreement under which we were granted the right under certain intellectual property of Adimab to practice certain elements of Adimab’s platform technology, including B-cell cloning using Adimab’s proprietary yeast cell lines and other antibody optimization libraries, trade secrets, protocols and software of Adimab, to discover, engineer and optimize antibodies. We do not have access to Adimab’s proprietary discovery libraries. We were also granted the right under certain intellectual property of Adimab to research, develop, make, sell and exploit such antibodies and products containing such antibodies. The Adimab platform has been transferred to us in accordance with the terms of the Adimab Platform Transfer Agreement.

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

Through December 31, 2025, we had made aggregate payments of $9.0 million to Adimab under the Adimab Platform Transfer Agreement.

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

In addition to the cash compensation, on the PHP Effective Date, we issued a warrant to purchase shares of our common stock, par value $0.0001 (“Common Stock”), to PHP (the “PHP Warrant”). The exercise price of the PHP Warrant is $3.48 per share of Common Stock, which was equal to the Nasdaq official closing price of a share of Common Stock on the trading day immediately prior to the PHP Effective Date. The PHP Warrant is exercisable for up to an aggregate of 6,824,712 shares of Common Stock, and vests in up to three separate tranches upon either the achievement of corresponding market capitalization targets or a consummation of a fundamental transaction (as defined in the PHP Warrant). As of December 31, 2025, no portion of the PHP Warrant had vested.

Cell Line License Agreement with WuXi Biologics

We are party to a Cell Line License Agreement with WuXi Biologics, entered into as of December 2, 2020, as amended in February 2023, March 2024 and March 2026. Through December 31, 2025, we made aggregate payments of $0.2 million to WuXi Biologics under the Cell Line License Agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” and “—Other Commitments.”

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

We face competition from segments of the pharmaceutical, biotechnology and other related markets that pursue the development of antibody and small molecule antivirals targeting COVID-19, as well as other therapeutic areas in which we are actively performing research and discovery activities, including RSV and measles. Companies that have active COVID-19 antibody-based programs include, but may not be limited to, AstraZeneca plc and Roche Pharmaceuticals. In addition, companies that have approved or authorized antiviral programs for the treatment of COVID-19 include Merck and Co., Inc. (oral), Pfizer Pharmaceuticals (oral), and Gilead (IV).

Aside from pemivibart, which is authorized under EUA, there are no other currently authorized or approved mAbs for COVID-19 prevention in the U.S. Actemra® (Genentech) is utilized for the treatment of COVID in hospitalized adults and children requiring oxygen/ventilation. Alternative COVID-19 prevention competition exists from mRNA vaccine manufacturers Moderna and Pfizer-BioNTech, as well as protein subunit vaccine from Novavax (authorized for people 12 years and older).

Current RSV prevention options for adults are limited to protein-based vaccines from Pfizer and GSK and an mRNA vaccine from Moderna. Currently there is a mAb, Beyfortus® (nirsevimab), offered jointly by AstraZeneca and Sanofi authorized for use by infants and children up to 24 months of age who remain vulnerable to severe RSV disease through their second RSV season. In addition, Enflonsia™ (clesrovimab) is a mAb produced by Merck for passive immunization to prevent serious RSV lower respiratory tract disease in newborns and infants entering their first RSV season.

Existing options for measles prevention are limited to MMR (Measles, Mumps, Rubella) vaccines produced by Merck and GSK; there are no current measles mAb products authorized or approved for use.

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

Patents

As of February 15, 2026, we own one patent family for which we have three issued U.S. patents (U.S. 11,192,940, issued December 7, 2021; U.S. 11,220,536, issued January 11, 2022; and U.S. 11,414,479, issued August 16, 2022), one pending U.S. non-provisional patent application, and foreign patent applications in Argentina, Canada, China, Europe, and Mexico. This patent family is directed to broadly neutralizing anti-coronavirus antibodies, including ADG20 (adintrevimab) and ADG10, and uses thereof. These patents and patent applications and any additional U.S. non-provisional patent applications or foreign patent applications timely filed based upon such applications, if issued, are expected to expire in 2041, without taking into account any possible patent term adjustment or extension.

As of February 15, 2026, we own another patent family for which we have one pending U.S. non-provisional patent application. This patent family is directed to formulations and methods of use for ADG20 (adintrevimab). Any additional U.S. non-provisional patent applications timely filed based upon such application, if issued, are expected to expire in 2042, without taking into account any possible patent term adjustment or extension.

As of February 15, 2026, we own a patent family directed to additional broadly neutralizing anti-coronavirus antibodies, combination therapies, and uses thereof, for which we have one pending U.S. non-provisional patent application, and foreign patent applications in Europe and Taiwan. These patent applications and any additional U.S. non-provisional patent applications or foreign patent applications timely filed based upon such applications, if issued, are expected to expire in 2043, without taking into account any possible patent term adjustment or extension.

As of February 15, 2026, we own a patent family directed to additional broadly neutralizing anti-coronavirus antibodies, including VYD222, as well as combination therapies, and uses thereof, for which we have one pending U.S. non-provisional patent application and foreign patent applications in Australia, Canada, and Europe. These patent applications and any additional U.S. non-provisional patent applications or foreign patent applications timely filed based upon these patent applications, if issued, are expected to expire in 2043, without taking into account any possible patent term adjustment or extension.

As of February 15, 2026, we own a patent family directed to additional broadly neutralizing anti-coronavirus antibodies, including VYD2311, combination therapies, and uses thereof, for which we have a pending PCT application and a U.S. non-provisional patent application. Any additional U.S. non-provisional patent applications or foreign patent applications timely filed based upon such patent applications, if issued, are expected to expire in 2045, without taking into account any possible patent term adjustment or extension.

As of February 15, 2026, we own a patent family directed to additional broadly neutralizing anti-RSV antibodies, including VBY329, combination therapies, and uses thereof for which we have a pending U.S. provisional patent application. Any U.S. non-provisional patent applications or foreign patent applications timely filed based upon the U.S. provisional patent application, if issued, are expected to expire in 2046, without taking into account any possible patent term adjustment or extension.

Trademarks

Certain features of our business and product candidates are protected by trademarks. As of February 15, 2026, we have filed trademark applications for marks including INVIVYD, PEMGARDA and INVYMAB, as well as logos and certain stylized versions of these word marks. Applications have been filed inside and outside of the U.S., and while many are still pending, a number of registrations have been issued in the U.S., Australia, China, the European Union, Japan, New Zealand, Norway, Switzerland, and the United Kingdom.

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

Government Regulation

In the U.S., we are subject to extensive regulation by the FDA and other federal, state, and local regulatory agencies. In the U.S., biologics such as our product candidates are licensed by the FDA for marketing under the PHS Act and regulated under the FDCA. Both the FDCA and the PHS Act and their corresponding regulations govern, among other things, the testing, development, manufacturing, quality control, safety, purity, potency, efficacy, approval, labeling, packaging, storage, record keeping, distribution, marketing, sales, import, export, reporting, advertising and other promotional practices involving biologics. FDA clearance must be obtained before clinical testing of biological product candidates. FDA licensure also must be obtained before biologics can be marketed. Additionally, although significant regulatory aspects in the European Union are addressed in a centralized way through the European Medicines Agency (the “EMA”) and the European Commission, country-specific regulation remains essential in many respects. Further, any failure to comply with applicable laws and regulations could have a material negative impact on our ability to successfully develop and commercialize product candidates and our financial performance. In addition, the laws, rules and regulations that apply to our business are subject to change and it is difficult to foresee whether, how, or when such changes may affect our business. The process of obtaining regulatory authorizations and/or approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

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
•
submission to the FDA of an IND, which contains, among other data and information, nonclinical testing results and provides a basis for the FDA to conclude that there is an adequate basis for testing the investigational product in humans. If the FDA does not object to the IND application within 30 days of submission, the clinical testing proposed in the IND may begin. Even after the IND has gone into effect and clinical testing has begun, the FDA may put clinical trials on “clinical hold,” suspending (or in some cases, ending) them because of safety concerns or for other reasons;
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

Before testing any biological product candidate in humans, the product candidate enters the preclinical testing stage. Nonclinical tests include laboratory evaluations of product chemistry, pharmacology, toxicity and formulation, and may also include animal studies to assess the potential safety and activity of the product candidate. The conduct of the nonclinical tests must comply with applicable federal regulations and requirements, including cGLP and the Animal Welfare Act, which are enforced by the Department of Agriculture.

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

Clinical trials may involve the administration of the biological product candidate to healthy volunteers or subjects under the supervision of qualified investigators. Such investigators are generally physicians who are not employed by or under the trial sponsor’s control. Clinical trials involving some products for certain diseases may begin with testing in patients with the disease. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with cGCP and FDA regulations, including the requirement that all research subjects or their legal representative provide informed consent. Further, each clinical trial must be reviewed and approved by an independent IRB at or servicing each institution at which the clinical trial will be conducted. IRBs are charged with protecting the welfare and rights of study participants and consider such items as whether the risks to individuals participating in clinical trials are minimized and are reasonable in relation to potential benefits, if any. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee.

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

Concurrent with clinical trials, companies must also develop additional information about the physical characteristics of the biologic as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents with the use of biologics, the PHS Act emphasizes the importance of manufacturing control for biological products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

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

U.S. Review and Approval Processes

After the completion of clinical trials of a biological product candidate, FDA approval of a BLA must be obtained before commercial marketing of the product. The BLA must include results of product development, nonclinical studies, clinical trials, information on the manufacture and composition of the product, proposed labeling and other relevant information. The product development and approval processes require substantial time and effort, and there can be no assurance that the FDA will accept the BLA for filing and, even if filed, that any approval will be granted on a timely basis, if at all.

Under the Prescription Drug User Fee Act, as amended (the “PDUFA”), each BLA may be accompanied by significant user fees. Under federal law, the submission of most applications is subject to an application user fee. The sponsor of an approved application is also subject to an annual program fee. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business.

Within 60 days following submission of the application, the FDA reviews the BLA to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA may be filed under protest or resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. The application also needs to be published and submitted in an electronic format that can be processed through the FDA’s electronic systems. If the electronic submission is not compatible with the FDA’s systems, the BLA can be refused for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The current FDA performance goals provide that the FDA should review and act on 90% of standard new molecular entity New Drug Applications and original BLAs within ten months after the 60-day filing date. The FDA may miss or extend these goal actions dates under certain circumstances, including if there is a major amendment to the application. The targeted action date can also be shortened to within six months after the 60-day filing date, or eight months after BLA submission, for product candidates that are granted priority review designation because they are intended to treat serious or life-threatening conditions and demonstrate the potential to address unmet medical needs. However, even if priority review is awarded, the FDA may miss or extend the action date.

The FDA reviews the BLA to determine, among other things, whether the proposed product is safe, potent and effective for its intended use, has an acceptable purity profile and is being manufactured in accordance with cGMP to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel products or products that present difficult questions of safety or efficacy to an advisory committee, which is typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the biological product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy (“REMS”) is necessary to mitigate certain specific safety risks of the biological product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.

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

If a product candidate receives regulatory approval, the approved conditions of use may be significantly limited to specific diseases and dosages, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions, or other safety information be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing or dispensing in the form of a REMS, or otherwise limit the scope of any approval. In addition, the FDA may require post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, designed to further assess a biological product’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized. As a condition for approval, the FDA may also require additional trials or nonclinical testing as a Phase 4 commitment. Product approvals may be withdrawn for non-compliance with regulatory requirements if problems occur following launch, or if the FDA determines that the product is no longer safe or effective.

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

Although the Biden Administration allowed the COVID-19 public health emergency declared by HHS under Section 319 of the PHS Act to expire on May 11, 2023, this did not impact the FDA’s ability to authorize COVID-19 drugs and biological products for emergency use pursuant to the relevant declaration under Section 564 of the FDCA. The FDA therefore may continue to issue new EUAs going forward when criteria for issuance are met. Such authority arises from the determinations and declarations issued pursuant to Section 564 of the FDCA, including the EUA declaration on March 27, 2020, which remains in effect unless or until the Secretary of HHS terminates such declaration. If an EUA declaration is terminated, the EUAs based on such declaration would cease to be in effect and the FDA may no longer issue EUAs for products covered by such declaration.

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

We are also subject to federal, state and foreign laws and regulations governing data privacy and security of health information, and the collection, use and disclosure, and protection of health-related and other personal information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues that may affect our business, including recently enacted laws in all jurisdictions where we operate. Numerous federal and state laws, including state security breach notification laws, state health information privacy laws, and federal and state consumer protection and privacy laws (including, for example, Section 5 of the Federal Trade Commission Act of 1914 (“FTC Act”), the FTC Health Breach Notification Rule, and the California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act (“CPRA”)), govern the collection, use and disclosure of personal information. These laws may differ from each other in significant ways, thus complicating compliance efforts. Federal regulators, state attorneys general, and plaintiffs’ attorneys have been and will likely continue to be active in this space. Activities outside of the U.S. implicate local and national data protection standards, impose additional compliance requirements and generate additional risks of enforcement for non-compliance. The European Union’s General Data Protection Regulation (the “GDPR”), the United Kingdom’s General Data Protection Regulation, the United Kingdom’s Data Protection Act 2018, the United Kingdom’s Data (Use and Access) Act 2025 and other data protection, privacy and similar national, state/provincial and local laws may restrict the access, use and disclosure of patient health information abroad. Compliance efforts will likely be an increasing and substantial cost in the future.

Failure to comply with such laws and regulations could result in government enforcement actions and create liability for us (including the imposition of significant penalties), private litigation and/or adverse publicity that could negatively affect our business. In addition, we may obtain health information from third parties, including research institutions from which we obtain clinical trial data, that are subject to privacy and security requirements under the federal Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and the regulations promulgated thereunder (collectively, “HIPAA”). HIPAA imposes privacy and security obligations on covered entity health care providers, health plans, and health care clearinghouses, as well as their “business associates” (i.e., certain persons or entities that create, receive, maintain, or transmit protected health information in connection with providing a specified service or performing a function for or on behalf of a covered entity). Depending on the facts and circumstances, we could be subject to criminal penalties if we, our affiliates, or our agents knowingly receive individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA, and subject to other civil and/or criminal penalties if we obtain, use, or disclose information in a manner not permitted by other privacy and data security and consumer protection laws. We rely on third party vendors and services to support various aspects of our business operations; however, these third parties may pose risks related to data security compliance and contractual obligations. A breach or failure by a third party to adequately protect our data could have adverse consequences for our business and reputation.

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

Fast Track designation is a process designed to facilitate the development and expedite the review of drugs to treat serious conditions and fill an unmet medical need. To be eligible for a Fast Track designation, the FDA must determine, based on the request of a sponsor, that a biological product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. In addition to other benefits, such as the ability to have more frequent interactions with the FDA, the FDA may initiate review of sections of a Fast Track BLA before the application is complete, a process known as rolling review.

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

Prior to approval, each drug marketed in the U.S. must go through a detailed FDA review process. In 1992, under PDUFA, the FDA agreed to specific goals for improving the marketing application review time and set forth two review tracks – standard review and priority review. The FDA may give a priority review designation, such as a rare pediatric disease designation, to biological products that treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. A priority review means that the goal for the FDA’s review of an application is six months from the 60-day filing date rather than the standard goal of ten months from the 60-day filing date under current PDUFA performance goals. Products that receive Fast Track designation are eligible to receive a priority review if the relevant criteria are met.

Mindful of the fact that it may take an extended period of time to measure a drug’s intended clinical benefit, in 1992 FDA instituted the accelerated approval regulations, and this pathway was codified in the FDCA in 2012. Biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval on the basis of adequate and well-controlled clinical trials establishing that the biological product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA may require a sponsor to perform post-approval studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoints, and the biological product may be subject to accelerated withdrawal procedures.

A biological product can qualify for multiple expedited pathways and designations if it meets the respective criteria. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decides that the time period for FDA review or approval will not be shortened. Furthermore, Fast Track designation, priority review, accelerated approval and breakthrough therapy designation are not intended to lower the standards for approval and may not ultimately expedite the development or approval process.

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

In the European Union, for example, a clinical trial must be authorized by the competent authority of each country where the trial is to be conducted, and be subject to ethical review by the relevant national ethics committee(s). Clinical trials are governed by the Clinical Trials Regulation (Regulation (EU) No 536/2014) (the “CTR”), which came into effect on January 31, 2022, and is applicable in all the European Union Member States, as well as in Iceland, Liechtenstein and Norway. The CTR repealed the previous Clinical Trials Directive (Directive 2001/20/EC) (the “CTD”). Under the CTR, sponsors submit one application via an online platform known as the Clinical Trials Information System (“CTIS”) for authorization to run a clinical trial in one or more European Union countries. While a part of the application assessment is done by the country designated as the Reporting Member State, the decision on the authorization of clinical trials, however, remains a responsibility of each country. The use of the CTIS is mandatory for clinical trial applications (“CTAs”) submitted on or after January 31, 2023. Clinical trials authorized under the CTD before January 31, 2023 could continue without any discontinuation or hold requirements. However, beginning on January 31, 2025, such clinical trials had to be transitioned to the CTR framework, including being subject to the requirement to record information on the trials in the CTIS.

Once a CTA is approved in accordance with the applicable requirements, clinical trial development may proceed. The requirements and processes governing the conduct of clinical trials are overall harmonized at the European Union level. In all cases, the clinical trials are conducted in accordance with cGCP, applicable regulatory requirements and applicable ethical principles.

To obtain regulatory approval of a biological medicinal product under the European Union regulatory system, we would be required to submit a Marketing Authorization Application (“MAA”). The application used to file the BLA in the U.S. is similar to that required in the European Union, with the exception of, among other things, country-specific document requirements. In the European Union, marketing authorization for a medicinal product can be obtained through a centralized procedure, mutual recognition procedure, decentralized procedure, or the national procedure of an individual European Union Member State. A marketing authorization, irrespective of its route to authorization, may be granted only to an applicant established in the European Union.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all 27 European Union Member States, as well as Iceland, Liechtenstein and Norway. Under the centralized procedure, the Committee for Medicinal Products for Human Use (the “CHMP”) established at the EMA is responsible for conducting the initial assessment of a product. The maximum timeframe for the evaluation of an MAA is 210 days. This period excludes clock stops during which additional information or written or oral explanations are to be provided by the applicant in response to questions posed by the CHMP. A request for accelerated assessment might be granted by the CHMP in exceptional cases when a medicinal product is expected to be of a major public health interest. There is no single definition of what constitutes a major public health interest. This should be justified by the applicant and assessed by the CHMP on a case by case basis. Typically, the justification should include the major benefits expected and demonstrate that the medicinal product introduces new methods of therapy or improves on existing methods, thereby addressing to a significant extent public health unmet needs. If the CHMP accepts to review a medicinal product under the accelerated assessment procedure, the time limit of 210 days will be reduced to 150 days. It is, however, possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment.

Irrespective of the related procedure, at the completion of the review period the CHMP will provide a scientific opinion concerning whether or not a marketing authorization should be granted in relation to a medicinal product. This opinion is based on a review of the quality, safety, and efficacy of the product. Within 15 days of the adoption, the EMA will forward its opinion to the European Commission for its decision. Following the opinion of the EMA, the European Commission makes a final decision on whether or not to grant a centralized marketing authorization. The centralized procedure is mandatory for certain types of medicinal products, including orphan medicinal products, medicinal products derived from certain biotechnological processes such as those developed by means of hybridoma and monoclonal antibody methods, advanced therapy medicinal products and medicinal products containing a new active substance for the treatment of certain diseases. This route is optional for certain other products, including medicinal products that are of significant therapeutic, scientific or technical innovation, or whose authorization would be in the interest of patients’ health at European Union level.

Unlike the centralized authorization procedure, the decentralized marketing authorization procedure requires a separate application to, and leads to separate authorizations by, the authorities of each European Union Member State in which the product is to be marketed. This application process is identical to the application that would be submitted to the EMA for authorization through the centralized procedure and must be completed within 210 days, excluding potential clock-stops, during which the applicant can respond to questions. One of the relevant European Union Member States is selected by the applicant as the Reference Member State and prepares a draft assessment report, a draft Summary of Product Characteristics (“SmPC”), and a draft of the labeling and package leaflet. The other concerned European Union Member States must decide whether to approve the assessment report and related materials. If a European Union Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements will be referred to a coordination group and could thereafter be referred to the EMA, which could result in a decision from the European Commission.

The mutual recognition procedure is used in order to obtain marketing authorizations in several European Union Member States where the medicinal product in question has already received a marketing authorization in any European Union Member State at the time of application. The holder of a national marketing authorization may submit an application to the authority of a European Union Member State requesting that this authority recognize the marketing authorization delivered by the authority of another European Union Member State.

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

The European Union also provides opportunities for market exclusivity. For example, in the European Union, upon receiving marketing authorization, new active substances generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents, during the applicable period, applicants and regulatory authorities in the European Union from referencing the innovator’s data to apply for or assess a generic or biosimilar application. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization can be submitted and authorized, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the European Union’s regulatory authorities to be a new active substance, and products may not qualify for data exclusivity.

A Pediatric Investigation Plan (“PIP”) in the European Union is aimed at ensuring that the necessary data are obtained to determine the conditions in which a medicinal product may be authorized to treat the pediatric population. All applications for marketing authorization for new medicinal products have to include the results of studies as described in an agreed PIP, unless the medicinal product is exempt because of a deferral or waiver. This requirement also applies when a marketing-authorization holder wants to add a new indication, pharmaceutical form or route of administration for a medicinal product that is already authorized and covered by intellectual property rights. Several rewards and incentives for the development of pediatric medicinal products are available in the European Union. Medicinal products authorized with the results of studies from a PIP included in the product information are eligible for an extension of their supplementary protection certificate by six months, even when the results of the studies are negative. Scientific advice and protocol assistance at the EMA are free of charge for questions relating to the development of pediatric medicinal products. Medicinal products developed specifically for children that are not protected by a patent or supplementary protection certificate are eligible for a pediatric-use marketing authorization, which if granted, provides ten years of market protection.

The European Union pharmaceutical legislation is currently under review. On April 26, 2023, the European Commission published its proposal to revise the European Union pharmaceutical legislation (the “EU Pharma Package”), consisting of a new Directive and a new Regulation, which would revise and replace the existing general pharmaceutical legislation (Regulation 726/2004 and Directive 2001/83/EC) and the legislation on medicinal products for pediatric use and on orphan medicinal products (Regulation 1901/2006 and Regulation 141/2000, respectively). In December 2025, the European Parliament and the Council of the European Union reached a provisional agreement on the EU Pharma Package. Among others, this provisional agreement contemplates certain changes to regulatory exclusivity periods. The regulatory data protection period is proposed to be kept at eight years, with one additional year of regulatory market protection. Pharmaceutical companies would be eligible for additional one-year periods of regulatory market protection: (i) if the particular product addresses an unmet medical need; (ii) if the particular product contains a new active substance, it meets a combination of conditions on comparative clinical trials carried out in several European Union Member States, and the application for marketing authorization occurs within 90 days after the submission of the first MAA outside the European Union; or (iii) if the company obtains an authorization for one or more new therapeutic indications that bring a significant clinical benefit in comparison with existing therapies. The provisional agreement sets a cap of 11 years on the combined regulatory market protection period. The timeframe for the evaluation of an MAA is expected to be reduced to 180 days (from the current 210 days). The provisional agreement is still subject to the formal approval by the European Parliament and the Council of the European Union and subsequent publication in the Official Journal of the European Union. After a transition period, the new legislation is expected to apply beginning in mid-2028.

The Medicines and Healthcare products Regulatory Agency (“MHRA”) is responsible for regulating the United Kingdom medicinal products market (Great Britain and Northern Ireland). The United Kingdom left the European Union on January 31, 2020.

Under the Human Medicines (Amendment etc.) (EU Exit) Regulations 2019, the United Kingdom regulatory regime for clinical trials, marketing authorizations, importing, exporting and pharmacovigilance largely mirrors that of the European Union. As part of the Trade and Cooperation Agreement (“TCA”), the European Union and the United Kingdom recognize cGMP inspections carried out by the other party and the acceptance of official cGMP documents issued by the other party. The TCA also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The United Kingdom has unilaterally agreed to accept European Union batch testing and batch release, and any change to this position is subject to a minimum two-year notice period. However, the European Union continues to apply European Union laws that require batch testing and batch release to take place in the European Union territory. This means that medicinal products that are tested and released in the United Kingdom must be retested and re-released when entering the European Union market for commercial use.

As it relates to marketing authorizations, from January 1, 2025, when the Windsor Framework took effect, a single marketing authorization now covers the whole of the United Kingdom and has replaced previous separate licenses for Great Britain and Northern Ireland. Marketing authorizations obtained under the European Union centralized authorization procedure are no longer valid in Northern Ireland, and have been converted into a United Kingdom-wide marketing authorization. The Windsor Framework has also introduced United Kingdom-only labelling changes for all medicines placed on the United Kingdom market and disapplied the European Union Falsified Medicines Directive in Northern Ireland. The United Kingdom also has an international recognition procedure (the “IRP”) which provides for an expedited authorization procedure for applicants that have already received an authorization for the same product from one of MHRA’s specified reference regulators (each, an “RR”). A positive opinion from the CHMP is considered for this purpose as an RR authorization. The IRP allows the MHRA to take into account the expertise and decision-making of trusted regulatory partners, including the EMA. The MHRA will conduct a targeted assessment of IRP applications but retains the authority to reject applications.

For other countries outside of the European Union, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical studies, product licensing, pricing and reimbursement vary from country to country. In all cases, again, clinical studies are conducted in accordance with cGCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

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

Foreign governments also have their own healthcare reimbursement systems, which vary significantly by country and region. Coverage and adequate reimbursement may not be available with respect to the treatments in which our product candidates, if approved, are used under any foreign reimbursement system. In the European Union, each European Union Member State can restrict the range of medicinal products for which its national health insurance system provides reimbursement and can control the prices of medicinal products for human use marketed on its territory. As a result, following receipt of marketing authorization in a European Union Member State, through any application route, the applicant is required to engage in pricing discussions and negotiations with the relevant pricing authority in the individual European Union Member State. The governments of the European Union Member States influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Some European Union Member States operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed upon. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Others adopt a system of reference pricing, basing the price or reimbursement level in their territories either on the pricing and reimbursement levels in other countries or on the pricing and reimbursement levels of medicinal products intended for the same therapeutic indication. Further, some European Union Member States approve a specific price for the medicinal product or may instead adopt a system allowing companies to fix their own prices with direct or indirect controls on the profitability of the company placing the medicinal product on the market. The downward pressure on healthcare costs in general, particularly prescription drugs, has become more intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, we may face competition for our product candidates from lower-priced products in foreign countries that have placed price controls on pharmaceutical products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

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

The European Union’s HTA Regulation was adopted on December 13, 2021, entered into force on January 11, 2022 and became effective on January 12, 2025. The HTA Regulation provides that European Union Member States will be able to use common HTA tools, methodologies, and procedures across the European Union and sets the basis for permanent and sustainable cooperation at the European Union level for joint clinical assessments. Individual European Union Member States will continue to be responsible for drawing conclusions on the overall value of new health technology for their healthcare system, and pricing and reimbursement decisions.

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

•
In the European Union, the advertising and promotion of medicinal products are subject to laws governing promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. For example, applicable laws require that promotional materials and advertising in relation to medicinal products comply with the authorized product’s SmPC. The SmPC is the document that provides information to physicians concerning the safe and effective use of the product. Promotional activity that does not comply with the SmPC is considered off-label and is prohibited in the European Union. Other applicable laws at the European Union level and in the individual European Union Member States also apply to the advertising and promotion of medicinal products, including laws that prohibit the direct-to-consumer advertising of prescription-only medicinal products and further limit or restrict the advertising and promotion of products to the general public and to health care professionals. Violations of the rules governing the promotion of medicinal products in the European Union could be penalized by administrative measures, fines and imprisonment;
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
•
HIPAA imposes obligations on certain types of individuals and entities regarding the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information. In the European Union, there has been increased attention to privacy and data security issues that could potentially affect our business, including the GDPR, which became effective on May 25, 2018. The GDPR regulates the processing of personal data and imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data from the European Union to the U.S., including health data from clinical trials. The GDPR confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Failure to comply with the requirements of GDPR may result in fines of up to 20,000,000 Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties;
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
•
In the European Union, interactions between pharmaceutical companies and physicians are also governed by strict laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products, which is prohibited in the European Union, is governed by the national anti-bribery laws of the European Union Member States. Violation of these laws could result in substantial fines and imprisonment. Certain European Union Member States, or industry codes of conduct, require that payments made to physicians be publicly disclosed. Moreover, agreements with physicians must often be the subject of prior notification and approval by the physician’s employer, his/her competent professional organization, and/or the competent authorities of the individual European Union Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment; and
•
The Foreign Corrupt Practices Act (“FCPA”) prohibits U.S. businesses and their representatives from offering to pay, paying, promising to pay or authorizing the payment of money or anything of value to a foreign official in order to influence any act or decision of the foreign official in his or her official capacity or to secure any other improper advantage in order to obtain or retain business. Our business activities outside of the U.S. are subject to similar anti-bribery or anti-corruption laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct or rules of other countries in which we operate, including the United Kingdom Bribery Act of 2010.

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

The ACA substantially changed the way healthcare is financed by both governmental and private insurers and significantly impacts the pharmaceutical industry. The ACA is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical manufacturers and impose additional health policy reforms. Among other things, the ACA expanded rebate liability for manufacturers that participate in the Medicaid Drug Rebate Program and expanded the 340B program. The ACA also requires pharmaceutical manufacturers of branded prescription drugs and biologics to pay a branded prescription drug fee to the federal government. Each individual pharmaceutical manufacturer pays a prorated share of the branded prescription drug fee, based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law. The Inflation Reduction Act of 2022 (“IRA”) ended the Part D coverage cap discount program, which was first enacted as part of the ACA, under which manufacturers agreed to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during the coverage gap period, and replaced it with a new Part D Manufacturer Discount Program that began in 2025. Under this Manufacturer Discount Program, manufacturers are generally required to provide a 10% discount on a covered Part D drug where a beneficiary is in the initial phase of Part D coverage and a 20% discount where a beneficiary is in the catastrophic phase of Part D coverage.

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

Other legislative changes have been proposed and adopted since passage of the ACA. For example, on August 2, 2011, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reductions. In concert with subsequent legislation, this has resulted in aggregate reductions to Medicare payments to providers. Sequestration is currently set at 2% through 2033. The American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s AMP, for single-source and innovator multiple-source drugs, as of January 1, 2024. Additionally, the American Taxpayer Relief Act reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

The IRA, among other things, established a Medicare Part B inflation rebate scheme, under which, generally speaking, manufacturers owe rebates if a reportable average sales price of an eligible Part B rebatable drug, not including certain vaccines, increases faster than the pace of inflation. The IRA also established a Medicare Part D inflation rebate scheme, under which, generally speaking, manufacturers owe rebates if a reported annualized average manufacturer price (“AMP”) of an eligible Part D rebatable drug increases faster than the pace of inflation. Failure to timely pay a Part B or Part D inflation rebate for a product subject to these programs is subject to a civil monetary penalty. The IRA also created a drug price negotiation program under which the prices for Medicare units of certain FDA approved or licensed high Medicare spend drugs and biologics without generic or biosimilar competition will be capped by reference to, among other things, a specified non-federal AMP. Failure to comply with requirements under the drug price negotiation program is subject to an excise tax and/or a civil monetary penalty. The IRA further made several changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs, and a change in manufacturer liability under the program for an applicable drug that could negatively affect the profitability of our product candidates. The IRA also prohibited Medicare Part D plans from imposing cost-sharing for certain vaccines that are recommended by the Advisory Committee on Immunization Practices. Congress continues to examine various policy proposals that may result in pressure on the prices of prescription drugs in the government health benefit programs. The IRA or other legislative change could impact the market conditions for our product candidates. Payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives as well. For example, CMS may develop new payment and delivery models, such as pricing or bundled payment models.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBBA is projected to decrease federal health care spending by approximately $1 trillion by reducing Medicaid spending and enrollment and making changes to federal Medicare spending. The law also made changes to ACA marketplace enrollment that are projected to decrease the number of individuals with marketplace coverage. It is unclear if these changes will impact demand for our products, once authorized or approved.

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

There has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Such scrutiny has resulted in several recent congressional inquiries, executive orders and proposed and enacted federal and state legislation and regulation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare and Medicaid and reform government program reimbursement methodologies for pharmaceutical products. At the federal level, the government has shown substantial interest in taking a variety of measures aimed at lowering U.S. prescription drug prices to align with the lowest prices available for the same drugs in comparable developed nations (so called “most favored nation” pricing). As another example of federal activity in this area, the FDA concurrently released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of this rule has been delayed until 2032 and it is uncertain if and how it will be implemented.

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

Employees and Human Capital Resources

As of February 1, 2026, we had 122 employees, all of which were full-time employees. Approximately 16 of our employees have Ph.D. or M.D. degrees and 35 of our employees are engaged in research and development activities. We have a hybrid workforce, with approximately 34% of our employees based in Massachusetts, 9% based in Connecticut, 7% based in California, 7% based in New Jersey, and the remaining 43% in various additional states. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be strong.

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

Facilities

We operate as a hybrid company with employees working at our corporate headquarters in New Haven, Connecticut, our laboratory in Newton, Massachusetts and remotely.

We rent office space in an office building in New Haven, Connecticut for general and administrative purposes. We rent laboratory and office space in a shared laboratory building in Newton, Massachusetts for research and development purposes. We believe that our hybrid working approach is adequate to meet our ongoing needs, and that, if we require additional physical facilities, we will be able to obtain additional facilities on commercially reasonable terms.

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

Our consolidated financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. Based on our current operating plans and excluding any contribution from future revenues or external financing, however, we believe that our existing cash and cash equivalents will not be sufficient to fund our operating expenses and capital expenditure requirements for more than one year from the issuance of the consolidated financial statements for the year ended December 31, 2025. As a result, we have determined that there is substantial doubt regarding our ability to continue as a going concern, and our independent registered public accounting firm has included in its audit opinion for the year ended December 31, 2025, an explanatory paragraph about such substantial doubt regarding our ability to continue as a going concern.

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

We have incurred significant losses since our inception and are highly dependent on the commercial success of our only authorized product, PEMGARDA, for the foreseeable future, until VYD2311 or any other product candidate is authorized or approved and successfully commercialized, if ever. We may not achieve or maintain profitability.

Since our inception, we have incurred significant losses, and we may continue to incur significant expenses and operating losses for the foreseeable future. Our net losses were $52.5 million and $169.9 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $954.5 million. Since our inception, we have financed our operations primarily with net proceeds from several public and private offerings of our capital stock. After receiving EUA in March 2024, we have also funded our operations from sales of PEMGARDA, but have no other products authorized or approved for commercialization.

We may continue to incur significant expenses and operating losses. Our net losses may fluctuate significantly from quarter to quarter and year to year. Our expenses could increase substantially as we:

•
continue to commercialize PEMGARDA, as well as advance development of our other product candidates, such as VBY329;
•
advance the development of VYD2311 and prepare for its potential commercial launch, if approved;
•
initiate and conduct clinical trials of our product candidates, including our REVOLUTION clinical program for VYD2311;
•
develop product candidates in new indications or patient populations;
•
advance our preclinical and discovery programs, such as RSV and measles, including development and screening of additional antibodies;
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

Our ability to become and remain profitable is heavily dependent on our ability to develop and commercialize product candidates that generate significant revenue. This will require us to be successful in a range of challenging activities on a timeline that keeps pace with viral evolution, including completing preclinical testing and clinical trials of our product candidates, validating manufacturing processes, obtaining regulatory authorization or approval, and manufacturing, distributing, marketing, and selling any products for which we obtain regulatory authorization or approval, as well as discovering and developing additional product candidates. We will remain highly dependent on the commercial success of our only authorized product, PEMGARDA, for the foreseeable future, until VYD2311 or any other product candidate is authorized or approved and successfully commercialized, if ever.

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

We are a biopharmaceutical company with a limited operating history. We commenced operations in June 2020, and to date, we have received regulatory authorization for only one product candidate, PEMGARDA, which received an EUA from the FDA in March 2024 for pre-exposure prophylaxis of COVID-19 in certain immunocompromised patients. It is uncertain as to if or when we may be successful in expanding the authorized use of PEMGARDA, if ever. Our operations to date have been largely focused on organizing and staffing, building an intellectual property portfolio, business planning, conducting research and development, regulatory activities, establishing and executing arrangements for third-party manufacturing of our product candidates, commercializing PEMGARDA, and capital raising. Our recent focus has been and will continue to be supporting the commercialization of PEMGARDA, advancing VYD2311 as our next generation mAb candidate for COVID-19, and preparing for the potential commercial launch of VYD2311, if approved. Furthermore, while we continue to advance our BLA-enabling clinical program for VYD2311, it is uncertain as to if or when we may submit such BLA for VYD2311 or an application for regulatory authorization or approval for any other product candidate, and we may not be successful in receiving any such additional regulatory authorization or approval. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating or commercial history. In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors.

We will require additional funding through a combination of contribution from revenues, equity offerings, government or private-party grants, debt financings or other capital sources, such as collaborations with other companies, strategic alliances or licensing arrangements to support our continuing operations and pursue our growth strategy. If we are unable to secure and access additional funding when needed, we could be forced to curtail our planned operations and the pursuit of our growth strategy.

Our operations have consumed substantial amounts of cash since inception, and, although we received an EUA from the FDA for PEMGARDA in March 2024, we may continue to incur significant expenses and operating losses as we continue to advance VYD2311 as our next generation mAb candidate for COVID-19 and otherwise develop our product candidate pipeline. Aside from any revenue generated from sales of PEMGARDA, additional revenue, if any, will be derived from sales of products that may not be commercially available for a number of years, if at all. Furthermore, even if we obtain regulatory authorization to expand the authorized use of PEMGARDA or if we obtain regulatory approval of VYD2311 or regulatory authorization or approval for another product candidate that we develop or otherwise acquire, we may incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Accordingly, until such time, if ever, as we can generate substantial revenue from PEMGARDA or sales of any future authorized or approved product, we expect to finance our operations through a combination of equity offerings, government or private-party grants, debt financings or other capital sources, such as collaborations with other companies, strategic alliances or licensing arrangements.

As of December 31, 2025, we had cash and cash equivalents of $226.7 million. We plan to use our cash and cash equivalents to fund research and development, manufacturing supply and commercialization costs for our product candidates, the development of additional programs in our pipeline and for working capital and other general corporate purposes. The timing and amount of our funding requirements will depend on many factors, including:

•
the revenue received from sales of PEMGARDA and any other product candidates for which we receive future regulatory authorization or approval;
•
the rate of progress in the development of our product candidates, such as VYD2311 and VBY329;
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
•
our headcount growth and associated costs as we expand our research and development capabilities and build and maintain a commercial infrastructure;
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

We expect to require additional capital to achieve our business objectives. In December 2023, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which we may, at our option, offer and sell shares of our common stock from time to time through Cantor in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of 1933. Funds additional to the proceeds we may raise under the Sales Agreement may not be available on a timely basis, on favorable terms or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Further, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, including tariff uncertainty, higher inflation rates, changes in interest rates and the recent disruptions to and volatility in the credit and financial markets in the U.S. and worldwide. If we are unable to secure additional funding when needed, we could be forced to curtail our planned operations and the pursuit of our growth strategy.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial revenue from sales of authorized or approved products, such as PEMGARDA, we expect to finance our operations through a combination of equity offerings, government or private-party grants, debt financings or other capital sources, such as collaborations with other companies, strategic alliances or licensing arrangements. Aside from our milestone-based Term Facility (as defined below), we do not currently have any other committed external source of funds. To the extent that we raise additional capital through the sale of equity, including pursuant to our existing Sales Agreement with Cantor, or convertible debt securities, your ownership interest will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Such restrictions could adversely impact our ability to conduct our operations and execute our business plan.

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

The Loan Agreement contains affirmative and negative covenants, including limitations on our ability and our subsidiaries’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, enter into affiliate transactions and change our line of business, in each case, subject to certain exceptions. In addition, the Loan Agreement contains quarterly financial covenants requiring us to maintain (a) commencing at the end of the quarter following the advance of any loans under the Term Facility, a certain amount of minimum net product revenue and (b) commencing with the quarter ending December 31, 2025, either (i) a certain amount of minimum EBITDA or (ii) minimum unrestricted cash and cash equivalents in an amount equal to or greater than the greater of (x) an amount equal to the sum of our six-month Cash Burn (as defined in the Loan Agreement) and the aggregate amount of loans outstanding under the Term Facility and (y) the aggregate amount of loans outstanding under the Term Facility multiplied by two (the “Minimum Cash Threshold”). In addition, if we no longer maintain active sales of a product in the U.S., we will be required to maintain the Minimum Cash Threshold at all times.

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

The Term A Loans shall be available to be drawn from and after August 15, 2025 through December 31, 2026 upon compliance with certain financial covenants, provided that we satisfy certain conditions described in the Loan Agreement. The Term B Loans shall be available to be drawn during the period commencing on the date of the achievement of certain net product revenue milestones and ending on June 30, 2027, provided that we satisfy certain conditions described in the Loan Agreement. The Term C Loans shall be available to be drawn during the period commencing on the date of the achievement of certain net product revenue milestones and ending on June 30, 2027, provided that we satisfy certain conditions described in the Loan Agreement. As of December 31, 2025, we had not satisfied certain financial covenants and conditions, including the net product revenue milestone required to be eligible to access proceeds from the Term Facility. Accordingly, as of December 31, 2025, no amounts have been drawn down under the Loan Agreement.

If we are unable to satisfy those conditions, we would not be able to draw down the respective Term Loans and may not be able to obtain alternative financing on commercially reasonable terms or at all.

Our Loan Agreement contains restrictions that limit our flexibility in operating our business.

The Loan Agreement contains various covenants that limit our ability to engage in specified types of transactions without the prior consent of the Lender, including our ability to, among other things:

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

Risks Related to the Development of our Product Candidates

Newly emerging and future SARS-CoV-2 variants could reduce the activity and effectiveness of mAbs for potential prevention of or treatment for symptomatic COVID-19, which may significantly and adversely affect our ability to complete our clinical trials and to obtain and maintain authorization or approval of and commercialize our product candidates.

Our primary focus since inception has been the development of antibodies against COVID-19. Multiple variants of the virus that causes COVID-19 have been documented in the U.S. and globally, and newly emerging and future SARS-CoV-2 variants could reduce the activity and effectiveness of mAbs for potential prevention of or treatment for symptomatic COVID-19, which may significantly and adversely affect our ability to complete our clinical trials and to obtain and maintain authorization or approval of and commercialize our product candidates. For example, although preclinical studies showed that our investigational mAb adintrevimab had the potential to broadly neutralize SARS-CoV-2 and previously predominantly circulating variants, including Alpha, Beta, Delta, and Gamma, in vitro analyses to evaluate neutralizing activity of adintrevimab against the Omicron variant and its sublineages generated data showing reduced neutralizing activity of adintrevimab against the Omicron BA.1 and BA.1.1 sublineages compared to a reference strain and a lack of neutralizing activity against Omicron BA.2. As a result, we paused enrollment in adintrevimab’s Phase 2/3 trials in January 2022, which were subsequently closed, and we paused submission of an EUA request.

PEMGARDA, which received an EUA from the FDA in March 2024, is an engineered version of adintrevimab, which we modified to improve binding to the Omicron variant and its sublineages. PEMGARDA is authorized for use only when the combined national frequency of variants with substantially reduced susceptibility to PEMGARDA is less than or equal to 90%. To date, PEMGARDA has demonstrated in vitro neutralizing activity against major SARS-CoV-2 variants, including JN.1, KP.3.1.1, XEC, LP.8.1 and XFG. However, newly emerging and future SARS-CoV-2 variants could reduce the neutralizing activity and effectiveness of PEMGARDA. If this were to occur, the FDA may revise or revoke the EUA for PEMGARDA, which would adversely affect our commercial prospects, and our ability to generate revenues from PEMGARDA may be limited or lost.

As the SARS-CoV-2 virus evolves over time, we anticipate leveraging our integrated technology platform to periodically introduce new mAb candidates. Our platform is designed to produce new mAb candidates that provide broad in vitro neutralization against past and current VOCs and their sublineages and that exert continuous pharmaceutical activity in the face of viral evolution. For example, in January 2024, we nominated VYD2311, a mAb optimized for neutralization potency against SARS-CoV-2 lineages such as BA.2.86 and JN.1, as a drug candidate. However, new SARS-CoV-2 variants could be less susceptible to such modifications and their mechanisms of action, or the results shown in preclinical studies may not be replicated in clinical trials. Additionally, it is possible that even if a product candidate showed in vitro neutralizing activity against the predominant SARS-CoV-2 variant at the initiation of a clinical trial, the predominant circulating variant may evolve and neutralizing activity of the candidate become reduced or negligible during the course of a clinical trial or at the time of our planned submission for regulatory authorization or approval. Further, we may not be able to address reductions in neutralization potency with adjustments to the dose or dosing frequency, and our current and future product candidates may not be durable enough to increase the probability of providing a longer period of protection than other antibody solutions or be high-functioning and long-lasting with a high barrier to viral escape. These risks may significantly and adversely affect our ability to complete our clinical trials and obtain and maintain approval of and commercialize VYD2311 or any other product candidates. In addition, if our planned dosing of a product candidate were to be increased in response to reduction in neutralizing activity against dominant circulating SARS-CoV-2 variants or for other reasons, it could impact drug supply and pricing, which could adversely affect our commercial prospects. Even if we obtain authorization or approval, such authorization or approval may be revised or revoked based on changes in circulating variants that reduce the neutralizing activity or effectiveness of our product candidates.

To date, we have received regulatory authorization for only one product candidate, PEMGARDA. If we are unable to successfully develop, receive and maintain an EUA or regulatory approval for and commercialize our product candidates for the indications we seek, or successfully develop any other product candidates, or experience significant delays in doing so, our business will be substantially harmed.

To date, we have received regulatory authorization for only one product candidate, PEMGARDA, which has not been approved, but has been authorized for emergency use by the FDA under an EUA only for pre-exposure prophylaxis of COVID-19 in certain adults and adolescent individuals (12 years of age and older weighing at least 40 kg). We currently have no other products approved or authorized for sale. In January 2024, we nominated VYD2311, a next generation mAb candidate for COVID-19, as a drug candidate, and in October 2025, we announced that the FDA cleared our IND application for VYD2311 and provided feedback to advance our REVOLUTION clinical program, which is our development program for VYD2311 comprising two clinical trials, DECLARATION and LIBERTY. In December 2025, we initiated DECLARATION, and in February 2026, we announced alignment with the FDA on LIBERTY, each as further described in Part I, Item 1 “Business” of this Annual Report on Form 10-K. However, we cannot be certain of the current or future development, regulatory or commercialization timelines of VYD2311. Our ability to generate revenue from VYD2311 or any of our other product candidates will depend heavily on successfully completing development, obtaining regulatory authorization or approval, obtaining manufacturing supply, capacity and expertise, and eventually commercializing such product candidates.

The success of PEMGARDA, VYD2311 or any other product candidates that we develop or otherwise may acquire will depend on many factors, including:

•
whether the epitopes targeted by PEMGARDA, VYD2311 or any other COVID-19 mAb candidates remain structurally intact, and whether any such product candidates are able to demonstrate and sustain neutralizing activity against new or emerging SARS-CoV-2 variants or whether such SARS-CoV-2 variants reduce the neutralizing activity and effectiveness of such product candidates;
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
•
our ability to successfully work with the FDA or other regulatory authorities to establish streamlined development pathways that would allow us to efficiently periodically introduce new mAb candidates targeting SARS-CoV-2, including willingness of regulators to utilize a correlate of protection (surrogate of clinical efficacy) to understand and quantify the relationship between COVID-19 mAbs and estimated clinical protection for related mAbs derived from the same platform without requiring clinical assessment of every individual SARS-CoV-2 variant;
•
filing acceptable IND applications with the FDA or comparable foreign applications that allow commencement of our planned clinical trials or future clinical trials for our product candidates;
•
our ability to align with the FDA or other regulatory authorities as to the design or implementation of our clinical trials, and our eligibility for expedited regulatory review and approval approaches that we may pursue for our product candidates;

•
our ability to align with the FDA or other regulatory authorities on the data required to support the regulatory authorization or approvals that we seek for our product candidates;
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

If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize PEMGARDA or any other product candidates for which we receive regulatory authorization or approval, which would substantially harm our business. If we do not maintain regulatory authorization for PEMGARDA or receive and maintain regulatory authorization or approval for VYD2311 or any other product candidates we develop or otherwise may acquire, we may not be able to continue our operations.

Because our COVID-19 product candidates represent novel approaches to the prevention and/or treatment of a relatively new disease, there are many uncertainties regarding the development, market acceptance, third-party reimbursement coverage and commercial potential of our COVID-19 product candidates. We may not be successful in aligning with regulators on an expedited and replicable pathway to SARS-CoV-2 mAb authorization or approval.

COVID-19 is a relatively new disease, and the prevention and treatment of this disease is evolving. Another party may be successful in producing a more efficacious prophylaxis or treatment for COVID-19, which may make it more difficult for us to obtain funding or lead to decreased demand for our product candidates. Other small and large companies may be developing therapies for the prevention and/or treatment of COVID-19, including antibodies, vaccines, antivirals and other products. Some of these are being marketed and others are further along in the development and commercialization process than we are and several of these companies have access to larger pools of capital, including government funding, and broader infrastructure that may make them more successful at developing, manufacturing or commercializing their products for the prevention and/or treatment of COVID-19. The success or failure of other companies, or perceived success or failure, may impact our ability to obtain future funding or to successfully commercialize our product candidates for COVID-19 prevention and/or treatment.

As of the date of this report, no mAb has been approved in the U.S. for prevention (pre- or post-exposure) or treatment of COVID-19. Other than the EUA for PEMGARDA issued by the FDA in March 2024, the FDA previously issued an EUA for tixagevimab/cilgavimab for pre-exposure prophylaxis of COVID-19, in addition to EUAs for casirivimab/imdevimab and bamlanivimab/etesevimab for post-exposure prophylaxis of COVID-19 in certain individuals. In addition, four mAb products, casirivimab/imdevimab, bamlanivimab/etesevimab, sotrovimab, and bebtelovimab received an EUA from the FDA for the treatment of COVID-19 in patients at high risk of disease progression. However, the clinical utility of these products has varied over time due to the emergence of SARS-CoV-2 variants demonstrating partial or full resistance to neutralization and at this time none of these products are authorized for the treatment of COVID-19 and, other than PEMGARDA, none of these products are authorized for prevention of COVID-19 in the U.S., due to loss of activity as new variants emerged.

Because the use of mAbs is a relatively new and expanding area of novel therapeutic interventions, there are many uncertainties related to development, marketing, reimbursement and the commercial potential for our product candidates. For example, the development pathways for our COVID-19 mAb candidates have evolved over time. In pursuing, and eventually obtaining, an EUA for PEMGARDA (pemivibart) in the U.S., we aligned with the FDA on a primary efficacy analysis for our CANOPY Phase 3 pivotal clinical trial that used a correlate of protection (surrogate of clinical efficacy) in an immunobridging approach comparing data obtained in the CANOPY clinical trial to certain historical data from our previous Phase 2/3 clinical trial of adintrevimab for the prevention of COVID-19 (EVADE). Based on FDA feedback, the use of a correlate of protection in an immunobridging approach to a pivotal EUA-directed clinical trial may be a reasonable approach for a new mAb candidate when clinical trial data from a “prototype” mAb is available and the new mAb candidate satisfies certain criteria. With respect to VYD2311, our next-generation mAb candidate for COVID-19, rather than pursuing an EUA in the U.S., we aligned with the FDA on a compact and, therefore, rapid pathway to potential BLA approval. As part of Type C meeting feedback, the FDA advised that a single, randomized, placebo-controlled trial evaluating mAb efficacy in prevention of RT-PCR-confirmed symptomatic COVID-19 disease events could support a BLA submission for VYD2311 for the prevention of COVID-19 in a broad population of Americans, and the FDA subsequently cleared our IND application and provided feedback to advance our REVOLUTION clinical program for VYD2311.

We continue to engage with the FDA with the aim of establishing expedited and replicable pathways for the authorization or approval of SARS-CoV-2 mAbs. We are leveraging and applying our experience with adintrevimab, which demonstrated clinically meaningful results and a robust safety package, and PEMGARDA to new therapeutic candidates, including VYD231. We seek to streamline nonclinical toxicology studies where possible, with the intention of reducing dependence on animal studies, and to leverage data to enable the application of surrogate endpoints in COVID development programs. However, there can be no assurance of the outcome of these discussions. In addition, the FDA or other comparable foreign regulatory authorities may take longer than usual to come to a decision on any request for authorization or approval that we submit and may ultimately determine that there is insufficient data, information or experience with our product candidates to support an authorization or approval decision. For example, in July 2024, we submitted a request to the FDA to expand the existing EUA for PEMGARDA to cover treatment of mild-to-moderate COVID-19 in certain immunocompromised patients, and thereafter we provided the FDA with updates as the SARS-CoV-2 virus evolved and we generated data for new variants as part of our ongoing industrial virology effort. The EUA process in the U.S. does not rely on a statutory timeline such as the timelines embedded into PDUFA-based regulatory actions such as a BLA approval process, and the FDA has discretion with respect to EUAs in making its determination about whether, based on the totality of scientific evidence available, the known and potential benefits of a product candidate outweigh the known and potential risks. In February 2025, the FDA declined our EUA amendment request.

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

The success of our business depends largely upon our ability to develop and periodically introduce new mAbs that can broadly neutralize SARS-CoV-2. Beyond PEMGARDA, which is currently authorized only for pre-exposure prophylaxis of COVID-19 in certain immunocompromised patients, we may fail to deliver future mAbs that effectively prevent or treat symptomatic COVID-19. Even if we are able to identify and develop such mAbs, such as VYD2311, we cannot ensure that such product candidates will achieve regulatory authorization or approval, or achieve commercial success, even if authorized or approved.

If we uncover any previously unknown risks related to our mAbs, or if we experience unanticipated expenses, problems or delays in developing our product candidates, we may be unable to continuously discover and engineer new mAb candidates that can be leveraged to exert continuous pharmaceutical activity in the face of viral evolution. Further, competitors who are developing products with similar technology may experience problems with their products that could identify problems that would potentially harm our business.

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

To date, we have received regulatory authorization for only one product candidate, PEMGARDA, which has not been approved, but has been authorized for emergency use by the FDA under an EUA only for pre-exposure prophylaxis of COVID-19 in certain immunocompromised patients. VYD2311 is in Phase 3 clinical development. All of our other product candidates, other than adintrevimab, are in preclinical development and their risk of failure is high. The clinical trials and manufacturing of our product candidates are, and the manufacturing and marketing of our products, if authorized or approved, will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we may test and market our product candidates. Before obtaining regulatory authorization to commercialize any of our product candidates, we must demonstrate through complex and expensive preclinical testing and clinical trials certain efficacy and safety requirements of the applicable regulatory agencies. For regulatory approval, we must demonstrate that our product candidates are both safe and effective for use in each target indication, typically requiring lengthy, large, well-controlled clinical studies. In particular, because our product candidates are subject to regulation as biological products, we will need to demonstrate that they are safe, pure and potent for use in their target indications. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use.

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

Of the large number of products in development, only a small percentage successfully complete the FDA’s or comparable foreign regulatory authorities’ approval or authorization processes and are commercialized. Even if we eventually complete clinical testing and receive authorization for emergency use or approval of a BLA or foreign marketing application for our product candidates, the FDA or the comparable foreign regulatory authorities may grant approval or other marketing authorization contingent on the performance of costly additional clinical trials, including post-market clinical trials. The FDA or the comparable foreign regulatory authorities also may authorize or approve for marketing a product candidate for a more limited indication or patient population than we originally request, and the FDA or comparable foreign regulatory authorities may not approve or authorize the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory authorization or approval would delay or prevent commercialization of that product candidate and adversely impact our business and prospects.

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

We have and may again in the future experience delays in conducting clinical trials, and we do not know whether our clinical trials will begin on time, need to be redesigned, recruit and enroll patients on time or be completed on schedule, or at all. We may experience numerous unforeseen events before, during or after the conduct of our clinical trials that could delay or prevent our ability to complete such trials or receive regulatory authorization or approval for or commercialize our product candidates, or that could significantly increase the cost of such trials, including:

•
inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation of clinical trials;
•
delays in sufficiently developing, characterizing or controlling a manufacturing process suitable for advanced clinical trials;
•
delays in developing suitable assays for screening patients for eligibility for trials with respect to certain product candidates;
•
delays in reaching agreement with the FDA or other regulatory authorities as to the design or implementation of our clinical trials, including the use of a correlate of protection (surrogate of clinical efficacy);
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
•
the need or desire to modify a trial protocol;
•
unforeseen safety issues;
•
emergence of dosing issues;
•
lack of effectiveness data during clinical trials, including as a result of lower than anticipated viral attack rates in a study population that may inhibit the clinical trial from producing meaningful, statistically valid results, or require expanding the size of the clinical trial, which may be time-consuming and costly;
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
•
regulators may revise the guidance or requirements for authorizing or approving our product candidates, or such guidance or requirements may not be as we anticipate; and
•
any future collaborators that conduct clinical trials may face any of the above issues and may conduct clinical trials in ways they view as advantageous to them but that are suboptimal for us.

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

PEMGARDA has not been approved, but has been authorized for emergency use by the FDA under an EUA. All of our product candidates will require extensive clinical testing before we would be in a position to submit a BLA to the FDA or MAA to the EMA or to other regulatory authorities for regulatory approval. We cannot predict with any certainty if or when we might complete the clinical development for our product candidates and submit a BLA or MAA for regulatory approval of any of our product candidates, if at all, or whether any such BLA or MAA will be approved. We may also seek feedback from the FDA, EMA or other regulatory authorities on our clinical development program, and the FDA, EMA or other regulatory authorities may not provide such feedback on a timely basis, or such feedback may not be favorable, which could further delay our development programs.

We cannot predict with any certainty whether or when we might complete a given clinical trial, including those that are part of our REVOLUTION clinical program for VYD2311. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our product candidates could be harmed, and our ability to generate revenues from our product candidates may be delayed or lost. In addition, any delays in our clinical trials could increase our costs, slow down the development and authorization or approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and results of operations. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory authorization or approval of our product candidates.

There can be no assurance that the public health emergency in the U.S. declared under Section 564 of the FDCA permitting the FDA to authorize COVID-19 drugs and biologics for emergency use, such as the EUA for PEMGARDA, will continue to be in place for an extended period of time. If the EUA for PEMGARDA is terminated or revoked, we will be unable to sell PEMGARDA and instead would need to pursue traditional regulatory approval processes, which are lengthy, time consuming and inherently unpredictable, and which we may determine not to pursue. If we are not able to maintain regulatory authorization for PEMGARDA, our business will be substantially harmed.

PEMGARDA is our first and only product candidate that has received regulatory authorization. PEMGARDA is not approved, but has been authorized for emergency use by the FDA under an EUA only for pre-exposure prophylaxis of COVID-19 in certain immunocompromised patients. Such EUA authorizes us to market and sell PEMGARDA in the U.S. under certain conditions. The FDA may issue an EUA during a public health emergency declared under the FDCA if the FDA determines that the known and potential benefits of a product outweigh the known and potential risks and if other regulatory criteria are met. On February 4, 2020, the Secretary of HHS determined pursuant to his authority under Section 564 of the FDCA that COVID-19 represented a public health emergency with significant potential to affect national security or the health and security of U.S. citizens living abroad. Following this determination, on March 27, 2020, the Secretary of HHS declared that circumstances exist justifying the authorization of emergency use of COVID-19 drugs and biologics, subject to the terms of any authorization issued by the FDA. The EUA for PEMGARDA was issued under this declaration. The Secretary of HHS may terminate this EUA declaration at any time. If the Secretary of HHS terminates an EUA declaration under the FDCA, then any EUAs issued based on that declaration will cease to be in effect, and the FDA may no longer issue EUAs for products covered by that declaration. Accordingly, there is no guarantee of the duration for which we will be able to maintain the PEMGARDA EUA. The emergency use of PEMGARDA is only authorized for the duration of the declaration that circumstances exist justifying the authorization of the emergency use of drugs and biological products under Section 564 of the FDCA, unless the declaration is terminated or authorization is revoked sooner.

We may not market any drug product candidates in the U.S. until we receive regulatory authorization with an EUA or approval of a BLA from the FDA, and we cannot market in the European Union until we receive marketing authorization from the European Commission, or other required regulatory authorization or approval in other countries. Other than the EUA for PEMGARDA in the U.S. for pre-exposure prophylaxis of COVID-19 in certain immunocompromised patients, we have not obtained regulatory authorization or approval for any other product candidate, and it is possible that we may never be successful in expanding the authorized use of PEMGARDA or obtain regulatory authorization or approval for any other product candidates in the future, particularly in light of the FDA’s discretion with respect to EUAs in the U.S. in making its determination about whether, based on the totality of scientific evidence available, the known and potential benefits of a product candidate outweigh the known and potential risks.

Although we received an EUA from the FDA for PEMGARDA, there is no guarantee that we will apply for an EUA or similar authorization for any other product candidates or, if we do apply, that we will be able to obtain an EUA or such similar authorization. If an EUA or other authorization is granted, we will rely on the FDA or other applicable regulatory authority policies and guidance governing products authorized in this manner in connection with the marketing and sale of our product. If these policies and guidance change unexpectedly and/or materially or if we misinterpret them, potential sales of our product could be adversely impacted. Additionally, the FDA may terminate an EUA if safety issues or other concerns about our product, such as loss of neutralizing activity against dominant circulating SARS-CoV-2 variants, arise or if we fail to comply with the conditions of authorization.

If an existing EUA, such as the EUA for PEMGARDA, is revised or revoked, we would be unable to sell our product candidate and instead, we would need to pursue traditional regulatory approval processes. The time required to obtain approval or other marketing authorizations by the FDA and comparable foreign authorities is unpredictable, and it typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, authorization or approval policies, regulations, and the type and amount of clinical data necessary to gain authorization or approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions.

The FDA and other regulatory authorities may also change their policies, issue additional regulations or revise existing regulations, or take other actions, which may prevent or delay authorization or approval of our future products under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain, increase the costs of compliance or restrict our ability to maintain any regulatory authorizations or approvals we may have obtained. Further, evolving or changing plans or priorities at the FDA or other regulatory bodies, including based on regulatory policy changes, such as those at U.S. agencies such as HHS, FDA and the U.S. Centers for Disease Control due to the change in U.S. presidential administration in January 2025, may significantly impact our ability to obtain or maintain an EUA, including our EUA for PEMGARDA.

We may not succeed in obtaining the regulatory approval necessary to sell our product candidates.

We have devoted significant financial resources and business efforts to the development of our product candidates. While PEMGARDA is our first and only product candidate that has received regulatory authorization, we cannot be certain that PEMGARDA, VYD2311 or any of our other product candidates will receive full regulatory approval.

The development of a product candidate and issues relating to its approval and marketing are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and by comparable regulatory authorities in other countries. Other than pursuant to an EUA, such as the EUA for PEMGARDA, we are not permitted to market our product candidates in the U.S. until we receive approval of a BLA from the FDA. The time required to obtain regulatory approval by the FDA or comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends on numerous factors, including the substantial discretion of the regulatory authorities. In addition, conditions for approval, regulations, standards of care or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. In August 2025, we announced that we received and aligned with advice from the FDA on a compact and, therefore, rapid pathway to potential BLA for mAb candidate VYD2311 for the prevention of COVID-19. In October 2025, we announced the FDA subsequently cleared our IND application and provided feedback to advance our REVOLUTION clinical program for VYD2311 and, in December 2025, we announced initiation of our DECLARATION pivotal clinical trial. However, we cannot be certain that VYD2311 will receive the BLA that we are pursuing in the U.S.

Prior to obtaining approval pursuant to a traditional regulatory approval process to commercialize any drug product candidate in the U.S. or abroad, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or foreign regulatory agencies, that such product candidate is safe, pure and effective for its intended uses. BLA submissions must also include significant information regarding CMC for the product candidate. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. The FDA may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or after approval, or it may object to elements of our clinical development programs.

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

Even if a product candidate is approved, the FDA may limit the indication for which the product candidate may be marketed, require extensive warnings on the product labeling, or impose other expensive and time-consuming requirements or restrictions as conditions of approval, such as post-market requirements and commitments to conduct clinical trials or nonclinical testing, additional safety monitoring and reporting obligations, or restrictions on sale and distribution. Regulators in other countries and jurisdictions have their own procedures for approval of product candidates with which we must comply prior to marketing in those countries or jurisdictions.

Obtaining regulatory approval for marketing of a product candidate in one country does not ensure that we will be able to obtain regulatory approval in any other country. In addition, delays in approvals or rejections of marketing applications in the U.S. or other countries may be based upon many factors, including regulatory requests for additional analyses, reports, data, preclinical studies and clinical trials, regulatory questions regarding different interpretations of data and results, changes in regulatory policy during the period of product development and the emergence of new information regarding our product candidates or other products. Also, following approval, regulators may impose new or additional requirements or restrictions, or may withdraw regulatory approval altogether.

Any delay or setback in the regulatory approval or commercialization of any of our product candidates could delay our ability to generate revenue and negatively impact our business, financial condition, results of operations and prospects.

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

If our product candidates are associated with undesirable effects in preclinical studies or clinical trials or have characteristics that are unexpected, we may decide or be required to perform additional preclinical studies or to halt or delay further clinical development of our product candidates or to limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial use for the product candidate, if authorized or approved. Some side effects may not be appropriately recognized or managed by the treating medical staff, such as anaphylaxis that has been seen in the class of mAbs of which PEMGARDA is a part, and toxicities resulting from mAb therapy targeting an exogenous target, as with our product candidates, which can be nonspecific. Anaphylaxis has been observed with PEMGARDA.

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

Lack of awareness or negative public opinion of mAb therapies and increased regulatory scrutiny of mAb therapies to prevent or treat COVID-19 or other infectious diseases may adversely impact the development or commercial success of our product candidates.

The clinical and commercial success of our mAb therapies will depend in part on public acceptance of the use of mAb therapies to prevent or treat COVID-19 or other infectious diseases. Any adverse public attitudes about the use of mAb therapies may adversely impact our ability to enroll clinical trials or successfully commercialize any of our mAb therapies that are authorized or approved. Moreover, our success will depend upon physicians prescribing, and their patients’ willingness to receive, treatments that involve the use of product candidates we may develop in lieu of, or in addition to, existing treatments with which they are already familiar and for which greater clinical data may be available. Additionally, our success may be impacted by overall evolving dynamics in the commercial market for COVID-19 therapeutics, such as greater seasonality of demand, particularly as COVID-19 has developed into an endemic disease.

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

Further, we may determine that enrollment in a clinical trial should be paused, delayed or terminated in order to revise trial protocols in light of preliminary data generated by the trial or new data generated in other studies. For example, following our review of data generated in external in vitro analyses examining the neutralizing activity of adintrevimab against the Omicron SARS-CoV-2 BA.1 variant in both authentic and pseudovirus assays, in January 2022 we paused enrollment of new patients in both our EVADE (evaluating adintrevimab for the prevention of COVID-19) and STAMP (evaluating adintrevimab for the treatment of COVID-19) clinical trials to assess dosing strategy and revise our trial protocols in light of the global spread of the Omicron variant and its sublineages; we reported preliminary safety and efficacy data from both trials in March 2022, but as a result of the lack of neutralizing activity against the Omicron BA.2 variant, we paused the submission of an EUA request, and we closed such trials. Trials may also be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or foreign regulatory authorities. We cannot predict how successful we will be at enrolling patients in future clinical trials. Patient enrollment is affected by other factors, including:

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

The FDA has established various expedited drug development programs to facilitate more rapid and efficient development, review and approval of certain types of drugs. Such programs include accelerated approval, Fast Track designation and breakthrough therapy designation. In December 2025, the FDA granted VYD2311 Fast Track designation for the prevention of COVID in individuals with underlying risk factors for severe COVID. The FDA has broad discretion on whether or not to admit a drug candidate for these programs, so even if we believe a particular product candidate is eligible for an expedited drug development program, we cannot be sure that the FDA would agree. Even if any of our product candidates is admitted to any of the expedited drug development programs, such as the Fast Track designation granted for VYD2311,we may not experience a faster development process, review or approval compared to conventional FDA timelines, and the FDA may still ultimately decide to not grant full marketing approval to VYD2311 or any of such other product candidates.

For example, we may pursue accelerated approval or the equivalent thereof in foreign jurisdictions (where available), for our product candidates. The FDA may grant accelerated approval to a product candidate for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product candidate has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, and that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of a grant of accelerated approval, the FDA may require that the sponsor perform one or more controlled post-marketing clinical trials. Accelerated approval of a product candidate may be withdrawn if these trials fails to verify clinical benefit or do not demonstrate sufficient clinical benefit to justify the risks associated with the product candidate (e.g., shows a significantly smaller magnitude or duration of benefit than was anticipated based on the observed effect on the surrogate).

The FDA granted Fast Track designation for VYD2311 in December 2025, and we may pursue Fast Track designation for other product candidates in the U.S., or the equivalent thereof in foreign jurisdictions (where available), which is designed to facilitate the development and expedite the review of therapies for serious conditions that fill an unmet medical need. A product candidate with a Fast Track designation may benefit from early and frequent communications with the FDA, be eligible for priority review and has the ability to submit a rolling application for regulatory review. If any of our product candidates receive Fast Track designation but do not continue to meet the criteria for Fast Track designation, or if our clinical trials are delayed, suspended or terminated, or put on clinical hold due to unexpected adverse events or issues with clinical supply or due to other issues, we will not receive the benefits associated with the Fast Track program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

In addition, we may apply for breakthrough therapy designation in the U.S. or the equivalent thereof in foreign jurisdictions (where available), for our product candidates. A breakthrough therapy is defined as a product candidate that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development. Product candidates designated as breakthrough therapies by the FDA are also eligible for priority review if supported by clinical data at the time of the submission of the BLA.

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

Because we have limited financial and management resources, we must focus on development programs and product candidates that we identify for specific indications. As such, our current mission is focused on antibody-based therapies that protect vulnerable people from the consequences of viral threats, beginning with SARS-CoV-2, and we have committed a significant portion of our financial and personnel resources to the manufacturing and commercialization of PEMGARDA, which received an EUA from the FDA in March 2024, and the manufacturing and development of VYD2311, our next generation mAb candidate for COVID-19. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could change, dissipate or stabilize, which could limit or eliminate demand for PEMGARDA, VYD2311 or any new mAb candidates that we anticipate periodically introducing in the future as the SARS-CoV-2 virus evolves over time.

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

We may not be able to continue to identify and develop new product candidates in addition to our current pipeline. Even if we are successful in continuing to build our pipeline of antibody therapies for COVID-19 and other serious viral infectious diseases, such as RSV and measles, the potential product candidates that we identify may not be suitable for clinical development. For example, product candidates may be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be successfully developed, much less receive authorization or approval and achieve market acceptance. Further, even if we obtain authorization or approval for a product candidate for one indication that may have potential for new or additional indications, we may determine that those additional indications are not worth pursuing for strategic reasons, including new legislation that may impact our ability to commercialize such compounds for such indications, if authorized or approved. If we do not successfully develop and commercialize product candidates based upon our approach, we will not be able to obtain product revenue in future periods, which would result in significant harm to our financial position and adversely affect our stock price.

Our business and operations may be adversely affected by public health outbreaks, pandemics or epidemics, such as the COVID-19 pandemic.

COVID-19, the disease caused by SARS-CoV-2 and its variants, gave rise to a global pandemic in 2020, and continues to present public health and economic challenges around the world. The evolution and impact of the disease and the continued emergence of VoCs, and the availability, administration and acceptance of vaccines, mAbs, antiviral agents and other therapies may affect the design and enrollment of our clinical trials, the potential regulatory authorization or approval of our product candidates and the commercialization of our product candidates, if authorized or approved.

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

Risks Related to the Manufacturing of our Product Candidates

Monoclonal antibody therapies are complex, difficult and time-consuming to manufacture, and we currently rely on a single contract manufacturer for our COVID-19 product candidates. We could experience manufacturing problems, may be unable to access desired future manufacturing capacity within desired timeframes, or may be unable to access raw materials due to global supply chain shortages or otherwise, that result in delays in the development, supply, or commercialization of our product candidates or otherwise harm our business.

The manufacture of mAbs and other protein-based therapies are technically complex and necessitate substantial expertise and capital investment. Production difficulties caused by unforeseen events may delay the availability of material for our clinical trials or commercialization efforts.

We rely on WuXi Biologics, a CDMO, for the development and manufacture of our COVID-19 product candidates for clinical and commercial use. Manufacturers of pharmaceutical products must comply with strictly enforced cGMP requirements, state and federal regulations, as well as foreign requirements when applicable. Any failure of us or our CDMO to adhere to or document compliance to such regulatory requirements could lead to a delay or interruption in the availability of product for clinical trials or commercial use, or enforcement action from the FDA or foreign or state regulatory authorities. If we or our CDMO were to fail to comply with the FDA or foreign or state regulatory authorities, it could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of authorizations or approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates. Our dependence upon others for the manufacture of our product candidates may also adversely affect our future profit margins, if any, and our ability to commercialize any product candidates that receive regulatory authorization or approval on a timely and competitive basis.

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

Given the complex, difficult and time-consuming nature of manufacturing our product candidates, we must devote significant resources to the manufacture of our product candidates for clinical and potential commercial supply prior to receiving regulatory authorization or approval, and we may not realize a return on our investment in such supply if a product candidate is not ultimately authorized or approved. For example, we built supply of adintrevimab in anticipation of seeking regulatory authorization, but based on feedback from the FDA regarding adintrevimab’s lack of neutralizing activity against the Omicron BA.2 variant, we paused the submission of an EUA request. More recently, we have incurred substantial costs in building supply of VYD2311, which is currently in Phase 3 development, and we cannot be certain as to if or when we will receive regulatory approval for such product candidate. Even if we ultimately receive regulatory authorization or approval to commercialize a product candidate, such as the EUA for PEMGARDA, if sales do not meet the expected forecasts or a portion of our inventory becomes expired, it may be necessary to write down or write off such obsolete inventory, which could adversely affect our operating results.

While we believe that we have secured sufficient supply to meet demand for PEMGARDA and anticipated initial demand for VYD2311, if approved, any delay, failure or inability to manufacture or test on a timely basis in the future could impact the timelines for our future clinical trials or our commercialization plans. Such delay, failure or inability to manufacture or test can result from:

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

We currently depend on sole-source third-party suppliers and a single contract manufacturer for materials and services that are necessary for the conduct of preclinical studies, manufacture and testing of our COVID-19 product candidates for clinical trials and commercial supply, and the loss of these third-party suppliers or contract manufacturer or their inability to supply us with sufficient quantities of adequate materials or services, or to do so at acceptable quality levels, acceptable pricing terms, and on a timely basis, could harm our business.

Manufacturing and testing our product candidates and commercialization of any authorized or approved products requires many specialty materials and equipment, some of which are manufactured or supplied by small companies with limited resources and experience to support commercial biologics production. We currently depend on a limited number of vendors for certain materials and equipment used in the manufacture and testing of our product candidates. For example, we are reliant on WuXi Biologics, our current CDMO, as the procurer of the raw materials used in the manufacture of our COVID-19 product candidates, including certain single-source purification resins and cell culture media, which increases the risk of delays in production.

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

In addition, to date, we have relied on WuXi Biologics as our only CDMO for our COVID-19 product candidates. We have partnered with WuXi Biologics for CMC development and for clinical and commercial drug substance and drug product supply. While we believe that we have secured sufficient supply to meet demand for PEMGARDA and anticipated initial demand for VYD2311, if approved, the loss of this CDMO, a disruption in production at this CDMO or the inability of this CDMO to timely manufacture sufficient quantities on acceptable pricing terms to meet our needs, and our failure to find alternative manufacturing capability in a timely fashion, would impair our ability to develop and commercialize our product candidates. Although we believe there are other potential alternative CDMOs, the number of CDMOs with the necessary manufacturing and regulatory expertise and facilities to manufacture biologics like our mAb candidates is limited, and switching manufacturers or manufacturing sites would be expensive, difficult and time consuming. A new manufacturer or manufacturing site would have to be educated on, or develop substantially equivalent processes for, production of our product candidates, and it may be difficult or impossible to transfer certain elements of our manufacturing process to a new manufacturer or for us to find a replacement manufacturer on acceptable terms quickly, or at all. Furthermore, switching manufacturers or manufacturing sites may hinder our ability to leverage our platform approach to facilitate the generation of mAbs to exert continuous pharmaceutical activity in the face of viral evolution, which we expect will require a consistent CMC platform. Transferring manufacturing to a new manufacturer or manufacturing site could therefore interrupt supply, delay our clinical trials and commercialization efforts, increase our costs for our product candidates and disrupt our plans to use any potential streamlined development pathway that requires a consistent CMC platform, any of which could have an adverse effect on our business, financial condition, results of operations, and/or growth prospects.

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

As product candidates proceed through preclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and product characteristics. Such changes carry the risk that they will not achieve our intended objectives. Any such changes could cause our product candidates to perform differently or impact product stability and expiry and affect the results of planned clinical trials or other future clinical trials conducted with the materials manufactured using altered processes or could impact our planned development or commercialization schedule. Such changes may also require additional testing, FDA notification or FDA approval (and similar notifications and approvals by other comparable foreign regulatory authorities). This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commence sales and generate revenue.

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
•
our ability to maintain and expand our sales force in the U.S.;
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

We began commercializing PEMGARDA after we received an EUA from the FDA in March 2024. As a result, we have limited experience marketing our product candidates. Our financial condition and results of operations are and will continue to be highly dependent on the ability of our marketing function to adequately promote PEMGARDA, or any other product candidate that receives regulatory authorization or approval, for appropriate patients in a manner that complies with applicable laws and regulations.

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

The advertising and promotion of medicinal products in the European Union is subject to European Union and Member States’ national laws, which provide comprehensive regulatory requirements, including restrictions on promotional content, comparative advertising and unfair commercial practices, and may also restrict or impose limitations on the ability to advertise products directly to the general public. In addition, voluntary European Union and national Codes of Conduct provide guidelines on the advertising and promotion of products to the general public and may impose limitations on promotional activities with healthcare professionals. Any actual or alleged failure to comply with promotion requirements may result in fines, warning letters, injunctions, or civil or criminal penalties.

Our mAb product candidates, including PEMGARDA, may face significant competition from vaccines, antiviral agents and other therapeutics for COVID-19 that are currently available or in development.

Other biotechnology and pharmaceutical companies are developing therapeutics for COVID-19 or vaccines against SARS-CoV-2, the virus that causes COVID-19, including large pharmaceutical companies that have greater resources for development and established commercialization capabilities. For example, the FDA has approved or granted EUA for several vaccines and therapeutics for the prevention or treatment of COVID-19 developed or marketed by other companies, many of which are large, established biotechnology and pharmaceutical companies. Many of these companies have also been successful in securing government funding to support research and development and/or manufacturing of their product candidates as well as government contracts to purchase their supply orders. Additional vaccines and therapeutics are in development by other pharmaceutical and biopharmaceutical companies. Given the products currently approved or authorized for use as well as those in development by others, any therapies we may develop could face significant competition. If any other company develops therapeutics more rapidly or effectively than we do, develops a therapeutic that becomes the standard of care, develops a therapeutic with a perceived superior risk-benefit profile or other perceived superior attributes such as mode of administration or dosing regimen, develops a therapeutic at a lower cost or is more successful at commercializing an approved therapeutic, we may not be able to successfully commercialize our product candidates targeting COVID-19, even if authorized or approved, or compete with other therapeutics or vaccines, which could adversely impact our business and operations. For example, PEMGARDA has been authorized with a boxed warning for anaphylaxis, which could impede our ability to successfully market and commercialize PEMGARDA and our ability to compete successfully against our competitors.

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

Foreign governments also have their own healthcare reimbursement systems, which vary significantly by country and region, and we cannot be sure that coverage and adequate reimbursement will be made available with respect to the treatments in which our products are used under any foreign reimbursement system, to the extent any of our product candidates are authorized or approved outside of the U.S. For example, in many countries in the European Union, procedures to obtain price approvals, coverage and reimbursement can take considerable time after the receipt of marketing authorization. Many European countries periodically review their reimbursement of medicinal products, which could have an adverse impact on reimbursement status. In addition, we expect that legislators, policymakers and healthcare insurance funds in the European Union Member States will continue to propose and implement cost-containing measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative to branded products, and/or branded products available through parallel import to keep healthcare costs down. Moreover, in order to obtain reimbursement for products in some European countries, including some European Union Member States, data comparing the cost-effectiveness of products to other available therapies may be required. Health Technology Assessment (“HTA”) of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some European Union Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual European Union Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between European Union Member States, although the European Union’s HTA Regulation, which started to apply on January 12, 2025, aims to harmonize the clinical benefit assessment of HTA across the European Union. If in the future we seek but are unable to obtain and then maintain favorable pricing and reimbursement status in European Union Member States that represent significant markets, our anticipated revenue from and growth prospects for products in the European Union could be negatively affected. If we experience setbacks or unforeseen difficulties in obtaining favorable pricing and reimbursement decisions, any planned launches in the affected European Union Member States would be delayed, which could negatively impact any anticipated revenue from and growth prospects for relevant product candidates.

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

In the future, if we are successful in achieving regulatory approval to commercialize any biological product candidate that we develop, such approved product may face competition from biosimilar products. In the U.S., product candidates are regulated by the FDA as biological products subject to approval under the BLA pathway. The ACA includes a subtitle called the BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed by the FDA. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have an adverse effect on the future commercial prospects for biological products.

There is a risk that any of our product candidates approved as a biological product under a BLA would not qualify for the 12-year period of exclusivity or that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. In the European Union, biosimilars can only be authorized once the period of data exclusivity on our candidate, as ‘reference’ biological medicinal product, has expired. In general, this means that the biological reference medicine must have been authorized for at least eight years before another company can apply for authorization of a similar biological product. If competitors are able to obtain marketing approval for biosimilars referencing our candidates, if approved, our products may become subject to competition from such biosimilars, with the attendant competitive pressure and potential adverse consequences.

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

Maintaining the security of our information systems and communication systems is a critical issue for us, and we devote considerable internal and external resources to network security and other security measures to protect our systems and users, but these security measures cannot provide absolute security. The multitude and complexity of our information systems may make them susceptible to service interruption, cybersecurity incidents, disruption of data integrity, inadvertent errors that expose our data or systems, malicious intrusion, or cyberattacks. Despite our efforts, the possibility of these events occurring, and the ever-changing threat landscape, cannot be eliminated entirely and there can be no assurance that any measures we take will prevent cyber-attacks or cybersecurity incidents that could adversely affect our business.

Our internal information systems, and those of third parties on which we rely, are also vulnerable to, among other things, computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, system malfunctions, cyberattacks or cyber-intrusions over the Internet, social engineering (e.g., phishing attacks), attacks enhanced or facilitated by AI, and other similar threats. Further, adoption of AI tools by us or by third parties may pose new cybersecurity challenges. Threat actors may use AI tools to automate and enhance cybersecurity attacks against us. We use software and platforms designed to detect such cybersecurity threats, including AI-based tools, but these threats could become more sophisticated and harder to detect and counteract, which may pose significant risks to our data security and systems. The source of these vulnerabilities may be persons inside or outside our organization. We have in the past and plan to in the future identify defects, errors, or vulnerabilities, which could inadvertently permit access to or exposure of data, including personal data, that we maintain or which third parties maintain on our behalf. The risk of a cybersecurity incident, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. For example, the ongoing conflict between Russia and Ukraine has led to an increase in cyberattacks on Ukraine, including its government, companies, institutions and people, as well on the financial and communications infrastructure of other countries, companies and individuals therein. If any such event were to occur in countries in which we operate, it could lead to the loss, destruction, alteration, prevention of access to, disclosure, dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information and personal data) or data that is processed or maintained on our behalf, and cause interruptions in our operations, resulting in a material disruption of our product development programs. For example, the loss or alteration of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts, significantly increase our costs to recover or reproduce the data, and reduce trial participants’ or patients’ trust in us. Additionally, such events could lead to an interruption in our supply chain for the manufacturing of clinical and commercial drug substance and drug product, as well as related materials, and could significantly impact development and commercialization timelines and capabilities. If our information systems or a third-party’s information systems on which we rely suffer severe damage, disruption or shutdown and issues are not resolved in a timely manner, we could experience delays in reporting our financial results, and we may lose revenue and profits as a result of our inability to timely manufacture or distribute our products. We continue to implement security measures to bolster our network security and protect our systems, however, such efforts are not guaranteed to prevent such events from occurring.

We cannot ensure that our data protection efforts and our investment in information technology (“IT”), or the efforts or investments of our CDMO, CROs, consultants or other third parties with which we work, will prevent cybersecurity incidents that cause loss, destruction, unavailability, alteration, dissemination of, or damage or unauthorized access to, our data, including personal data, assets and other data processed or maintained on our behalf, that could have a material adverse effect upon our reputation, business, operations or financial condition. We rely on third parties to manufacture, package and label our product candidates, and any data breaches or other cybersecurity incidents relating to their information systems, or the information systems of other business partners, could also have a material adverse effect on our business. Controls employed by our IT department and our CDMO, CROs, consultants and other third parties could prove inadequate, and our ability to monitor such third parties’ data security practices is limited. Due to applicable laws, rules, regulations and standards or contractual obligations, we may be held responsible for actual or perceived information security failures or cybersecurity incidents attributed to our third-party service providers as they relate to the information we share with them. While we may be entitled to damages if our third-party service providers fail to satisfy their cybersecurity-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

Notifications and follow-up actions related to a data breach or other cybersecurity incident could impact our reputation and cause us to incur significant costs, including significant legal expenses and remediation costs as well as potential regulatory scrutiny. We expect to incur significant costs in an effort to detect and prevent cybersecurity incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived cybersecurity incident. However, we cannot guarantee that we will be able to detect or prevent any such cybersecurity incidents, or that we can remediate any such incidents in an effective or timely manner. Our efforts to improve security and protect data from compromise may also identify previously undiscovered cybersecurity incidents. Moreover, data protection laws and regulations in the jurisdictions where we operate often require “reasonable,” “appropriate” or “adequate” technical and organizational cybersecurity measures, and the interpretation and application of those laws and regulations are often uncertain and evolving; there can be no assurance that our cybersecurity measures will be deemed adequate, appropriate or reasonable by a regulator or court. Further, even security measures that are deemed appropriate, reasonable, and/or in accordance with applicable legal standards or requirements may not be able to protect the information we maintain. To the extent that any disruption or cybersecurity incident was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information or personal data, we could incur material reputational harm, penalties, regulatory scrutiny, liabilities, legal claims, and/or mandated changes in our business practices. It could also interfere with our ability to comply with financial or other legal reporting requirements or result in loss of competitive position and, furthermore, the development of our product candidates could be delayed. Any such event could also compel us to comply with federal and state breach notification laws, and foreign law equivalents, subject us to investigations or mandatory corrective action and otherwise subject us to substantial liability under laws, rules, regulations and standards that protect the privacy and security of personal data, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

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

We maintain a large quantity of sensitive information, including confidential business and personal information in connection with the conduct of our clinical trials and related to our employees, and we are subject to laws and regulations governing the privacy and security of such information. In the U.S., there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws and federal and state consumer protection laws. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues, which may affect our business and is expected to increase our compliance costs and exposure to liability. In the U.S., numerous federal and state laws and regulations could apply to our operations or the operations of our partners, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws and regulations, including Section 5 of the FTC Act and the FTC Health Breach Notification Rule, that govern the collection, use, disclosure and protection of health-related and other personal information. In addition, we may obtain health information from third parties, including research institutions from which we obtain clinical trial data, that are subject to privacy and security requirements under the federal Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act, and the regulations promulgated thereunder (“HIPAA”). HIPAA imposes privacy and security obligations on “covered entities,” covered entity health care providers, health plans, and health care clearinghouses, as well as their “business associates” (i.e., certain persons or entities that create, receive, maintain, or transmit protected health information in connection with providing a specified service or performing a function for or on behalf of a covered entity). Depending on the facts and circumstances, we could be subject to criminal penalties if we, our affiliates, or our agents knowingly receive individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA, and subject to other civil and/or criminal penalties if we obtain, use, or disclose information in a manner not permitted by other privacy and data security and consumer protection laws.

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

States are also continuing to adopt new laws or amend existing laws, requiring attention to frequently changing regulatory requirements. For example, the CCPA gives California consumers (as defined by law) certain rights, including to access, correct and delete their personal information and to opt-out of certain personal information disclosures, including sales of their personal information. It also requires covered companies to provide disclosures to California consumers and includes opt-out rights for certain uses of sensitive data. Under the CCPA, the California Privacy Protection Agency is authorized to issue and has issued substantive regulations, including with respect to risk assessments and cybersecurity audits, which could result in increased privacy and information security enforcement. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches of certain types of data that is expected to increase data breach litigation. Similar state consumer protection laws have passed in other states and there are now more than a dozen in effect. Future laws may have potentially conflicting requirements that would make compliance challenging and present legal risk and could result in significant compliance costs. Health-specific consumer privacy laws also exist in multiple states, including Washington and Nevada.

In Europe and the United Kingdom, the GDPR, including as implemented in the United Kingdom, governs the processing of personal data of individuals within the European Economic Area (“EEA”) and the United Kingdom, including clinical trial data. Among other things, the GDPR imposes requirements regarding the security of personal data, notification of data breaches to the competent national authorities, and requires having lawful basis for processing personal data (which may in certain situations require explicit consent of data subjects). The GDPR imposes substantial fines for breaches and violations (for the most serious violations of up to the greater of €20 million or 4% of annual global turnover) and confers the right for data subjects to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR generally restricts the transfers of personal data from the EEA, including the European Union and the United Kingdom, to other jurisdictions that the European Commission/United Kingdom Secretary of State, as applicable, does not recognize as having “adequate” data protection laws unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. With respect to the U.S., on July 10, 2023, the European Commission adopted its adequacy decision for the EU-US Data Privacy Framework, enabling personal data to be transferred from the European Union to U.S. organizations that are certified under the Data Privacy Framework.

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

With the GDPR, CCPA and other laws, regulations and other obligations relating to privacy and data protection imposing evolving and relatively burdensome obligations, and with the substantial uncertainty over the interpretation and application of these and other obligations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so. However, these policies and practices may not be aligned with every applicable legal or regulatory standard immediately, due in part to the rapidly shifting landscape of privacy and data security requirements. A regulatory review or other independent assessment of the privacy program may result in identifying one or more areas of non-compliance. Additionally, if third parties with which we work, such as vendors or service providers, violate applicable laws, rules or regulations or our policies or contractual obligations, such violations may also put our or our clinical trial and employee data, including personal data, at risk, which could in turn have an adverse effect on our business. The landscape of laws regulating personal data is constantly evolving, and compliance with these laws requires a flexible privacy framework and substantial resources. Accordingly compliance efforts will likely be an increasing and substantial cost in the future. Federal and foreign regulators, state attorneys general, and plaintiffs’ attorneys, including class action attorneys, have been and will likely continue to be active in this space.

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

In addition, any third parties conducting our nonclinical activities or our clinical trials, or monitoring and managing our data, will not be our employees, and except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our programs. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the nonclinical, clinical or other data they generate or otherwise obtain is compromised or not timely made available to us or regulatory authorities, due to the failure to adhere to applicable protocols, regulatory requirements, contractual obligations or for other reasons, our preclinical studies or clinical trials may be extended, delayed or terminated, the strength and reliability of our data may be adversely impacted, which may impact our ability to obtain or maintain regulatory authorization or approval, or result in modification to the regulatory authorization or approval documents (e.g., EUA fact sheet, letter of authorization or prescribing information), and may impact our ability to successfully commercialize our product candidates. Consequently, our results of operations and the commercial prospects for our product candidates may be harmed, our costs could increase substantially and our ability to generate revenue could be impaired significantly. For example, following receipt of EUA from the FDA in March 2024 for PEMGARDA (pemivibart) for the pre-exposure prophylaxis (prevention) of COVID-19 in certain adults and adolescent individuals (12 years of age and older weighing at least 40 kg), we were informed in mid-July 2024 by our third-party authentic virus neutralization assay (“AVNA”) vendor that a possible contamination event may have impacted the AVNA potency value generated by such vendor for pemivibart against JN.1, which was the dominant circulating SARS-CoV-2 variant in the U.S. between January 2024 and April 2024. Along with the pseudotyped viral neutralization assay (“PVNA”) potency value for pemivibart against JN.1, the original PEMGARDA Fact Sheet for HCPs reflected the AVNA potency value for pemivibart against JN.1. As a result of the possible contamination event at our third-party AVNA vendor that may have impacted the AVNA potency value for pemivibart against JN.1, the FDA made modifications to the PEMGARDA Fact Sheet for HCPs, including, among other changes, removal of the AVNA potency value for pemivibart against JN.1 and incorporation of certain other available information for HCPs to consider when determining whether to prescribe PEMGARDA.

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

The facilities used by our third-party contractors to manufacture and test our product candidates may be inspected by the FDA after we submit an EUA or a BLA to the FDA. We rely on WuXi Biologics as our CDMO to manufacture our COVID-19 product candidates for clinical and commercial supply. We do not control the manufacturing process of, and are completely dependent on, our CDMO for compliance with the cGMP requirements. If our CDMO cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, we will not be able to secure and/or maintain regulatory authorization or approval for our product candidates. In addition, we have limited control over the ability of our CDMO to maintain adequate quality control, quality assurance and qualified personnel, including their ability to adequately separate products within their multi-product manufacturing facilities to prevent cross-contamination. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which could significantly impact our ability to timely develop, obtain regulatory authorization or approval for or market our product candidates, if authorized or approved. If we are not able to meet market demand for any authorized or approved product or if we are not able to produce supply at low enough costs, it would negatively impact our ability to generate revenue, harm our reputation, and could have an adverse effect on our business, financial condition, results of operations and prospects.

We currently rely exclusively on WuXi Biologics’ China-based facilities for clinical supply and commercial supply of our COVID-19 mAbs. Foreign CDMOs may be subject to trade restrictions and other foreign regulatory requirements, which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material, or delay or prevent the shipment of material out of the foreign country to the U.S. There is additional uncertainty as it is not known what actions, including the imposition of potential sanctions or tariffs, may be taken by the U.S. presidential administration. Additionally, the biopharmaceutical industry in particular in China is strictly regulated by the Chinese government. Changes to Chinese regulations affecting biopharmaceutical companies are unpredictable and may have a material adverse effect on our partnerships in China, which could have an adverse effect on our business, financial condition, results of operations and prospects. Foreign CDMOs may also be the subject of U.S. legislation. For example, in December 2025, the BIOSECURE Act was enacted into law as part of the National Defense Authorization Act for fiscal year 2026. The new law prohibits U.S. federal executive agencies from contracting with any entity where the biotechnology equipment or services of a “biotechnology company of concern” would be used in the performance of that contract. Biotechnology companies of concern will include entities (1) listed on the Department of Defense Section 1260H list of “Chinese military companies” that are determined through an interagency process led by the Office of Management and Budget to be involved in the manufacturing, distribution, provision or procurement of any biotechnology equipment or service; and (2) additional entities later designated as biotechnology companies of concern through the same interagency process led by the Office of Management and Budget. The BIOSECURE Act has the potential to severely restrict our ability to purchase services or products from, or otherwise collaborate with, such “biotechnology companies of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. We do business with foreign companies, and it is possible some of our services providers could be impacted by the new legislation. WuXi Biologics is not currently identified as a “biotechnology company of concern,” but there is no assurance that this will remain the case. If WuXi Biologics or any of the other third parties that we engage to supply any materials or manufacture products for our preclinical tests and clinical trials should cease to continue to do so for any reason, we could experience delays in advancing these tests and trials while we identify and qualify replacement suppliers or manufacturers and we may be unable to obtain replacement supplies on terms that are favorable to us, or at all. In addition, if we are not able to obtain adequate supplies of our products or product candidates or the substances used to manufacture them, it will be more difficult for us to develop our product candidates, commercialize our products and compete effectively.

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

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. We cannot offer any assurances about which of our patent applications will issue, the breadth of any resulting patent or whether any of the issued patents will be found invalid and unenforceable or will be threatened by third parties. We cannot offer any assurances that the breadth of our resulting or granted patents will be sufficient to stop a competitor from developing and commercializing a product, including a biosimilar product, that would be competitive with one or more of our product candidates. There is no assurance that all the potentially relevant prior art relating to our patent and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Since patent applications in the U.S. and most other countries are confidential for a period of time after filing, we cannot be certain that we or our future licensors were the first to file any patent application related to our product candidates and technologies. We additionally cannot guarantee that our employees, former employees or consultants will not file patent applications claiming our inventions. Because of the “first-to-file” laws, such unauthorized patent application filings may defeat our attempts to obtain patents on our own inventions. If a third party can establish that we or our licensors were not the first to make or the first to file for patent protection of such inventions, our owned or licensed patent applications may not issue as patents and, even if issued, may be challenged and invalidated or rendered unenforceable. Similarly, a derivation proceeding may be utilized to determine if an inventor in an earlier-filed application derived their invention from information that we did not know was disclosed without authorization by someone who later filed an application.

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

We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our IT systems.

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

Patent terms may be inadequate to protect our competitive position on our products for an adequate amount of time, and if we do not obtain protection under the Hatch-Waxman Amendments and similar non-U.S. legislation for extending the term of patents covering each of our product candidates, our business may be substantially harmed.

Patents have a limited lifespan. In the U.S., the natural expiration of a patent is generally 20 years after its first effective filing date. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from generic and other competing medications. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates may expire before or shortly after such candidates are commercialized. Depending upon the timing, duration and conditions of FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Amendments, and similar legislation in the European Union. The Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent may be extended, and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents, fail to exercise due diligence during the testing phase or regulatory review process, or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. If we are unable to obtain patent term extension, or if the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will be shortened, and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be reduced, which could have a material adverse effect on our business.

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
•
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

We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the U.S. and abroad that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction (e.g. patent applications do not publish until 18 months from the filing of a provisional patent application). For example, WuXi Biologics has provided only high-level information to us identifying the general nature of the licensed control elements in the expression vector used in the production cell line starting material for product manufacturing. Details of the expression technology have not been provided, nor has there been sufficient information provided to enable a freedom-to-operate assessment of the expression technology. We therefore cannot be sure that we have licensed all intellectual property rights that are relevant to or necessary for the commercialization of our product candidates, and a third party may claim that our development or commercialization of our product candidates infringes its intellectual property rights. We could be required to acquire or obtain a license to such intellectual property from such third parties, and we may be unable to do so on commercially reasonable terms or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights, we may be required to redesign our manufacturing process for our product candidates, which may not be feasible on a technical or commercial basis in a timely manner, and we may have to delay or abandon development of our product candidates, which could have a material adverse effect on our business.

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

We expect to rely on trademarks as one means to distinguish our product candidates, if approved for marketing, from the drugs of our competitors. We also expect to rely on trademarks to protect our company name. Once we select new trademarks and apply to register them, our trademark applications may not be approved. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. We also utilize marks that have not been registered with the USPTO and rely on common law rights to those marks, which may be challenged. We currently have trademark applications pending in the U.S. and in certain foreign jurisdictions, but we have no issued trademark registrations in the U.S. Third parties may oppose or attempt to cancel our trademark applications or trademarks, or otherwise challenge our use of the trademarks. For example, in October 2023, Ipsen Biopharm, LTD (“Ipsen”) and its affiliates filed oppositions against our trademark applications for “INVIVYD” in the USPTO based on Ipsen’s registered trademark for the oncology drug “ONIVYDE”. We resolved this issue by entering into a coexistence agreement with Ipsen in which Ipsen withdrew their oppositions of the INVIVYD mark and we agreed to limit our use of INVIVYD to a “house mark.”

If we are found to infringe the trademark rights of a third party, we could be forced to rebrand our company or our drugs, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. In the event such infringement is found to have caused commercial harm, we could be found liable for substantial monetary damages, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed the trademark at issue. Our competitors may infringe or otherwise violate our trademarks and we may not have adequate resources to enforce our trademarks. Over the long term, if we are unable to establish name recognition based on our trademarks, then we may not be able to compete effectively, and our competitive position, business, financial condition, results of operations and prospects may be substantially harmed. Moreover, any name we propose to use with our product candidates in the U.S. must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. Any of the foregoing events may have a material adverse effect on our business.

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

Healthcare providers, including physicians, and third-party payors in the U.S. and elsewhere play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing authorization or approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors subject us to various federal and state fraud and abuse laws and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws, the Physician Payments Sunshine Act and regulations promulgated under such laws. These laws will impact, among other things, our clinical research, proposed sales, marketing and educational programs, and other interactions with healthcare professionals and patients. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct or may conduct our business. The laws that will affect our operations include, but are not limited to:

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
•
HIPAA also created federal criminal statutes which prohibit, among other things, a person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services, including those by private payors. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to successfully commercialize PEMGARDA or any other product candidates and harm our business, financial condition, results of operations and prospects.

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

Authorization and approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory authorization or approval could result in difficulties and increased costs for us and require additional preclinical studies or clinical trials which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We do not have any product candidates authorized or approved for sale in any jurisdiction other than PEMGARDA in the U.S. under an EUA, and we do not have experience in obtaining regulatory authorization or approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required authorizations or approvals, or if regulatory authorizations or approvals in international markets are delayed, our market opportunity will be reduced and our ability to realize the full market potential of any product we develop will be unrealized.

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

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the BBA and the Infrastructure Investment and Jobs Act, will remain in effect through 2032. Under current legislation, sequestration is currently set at 2% through 2033. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, the American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, effective January 1, 2024. These laws may result in additional reductions in Medicare, Medicaid and other healthcare funding or otherwise have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

Additionally, there has been heightened governmental scrutiny in the U.S. of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the government has shown substantial interest in taking a variety of measures aimed at lowering U.S. prescription drug prices to align with the lowest prices available for the same drugs in comparable developed nations (so called “most favored nation” pricing). As another example of federal activity in this area, FDA concurrently released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. The Inflation Reduction Act of 2022 (the “IRA”), among other things, permits the HHS to negotiate prescription drug prices with companies, subject to a specified cap, for Medicare units of a specified number of certain FDA approved or licensed brand name drugs or biologics without generic or biosimilar competitors each year, with such prices first set to take effect starting in 2026 for such products reimbursed under Medicare Part D and in 2028 for products reimbursed under Medicare Part B. Failure to comply with requirements under the drug price negotiation program is subject to an excise tax and/or a civil monetary penalty. The IRA further made several changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs, and a change in manufacturer liability under the program for an applicable drug that could negatively affect the profitability of our product candidates. Failure to comply with requirements under the Part D benefit redesign is subject to a civil monetary penalty. The IRA also prohibited Medicare Part D plans from imposing cost-sharing for certain vaccines that are recommended by the Advisory Committee on Immunization Practices.

In addition, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBBA is projected to decrease federal health care spending by approximately $1 trillion by reducing Medicaid spending and enrollment and making changes to federal Medicare spending. The law also made changes to ACA marketplace enrollment that are projected to decrease the number of individuals with marketplace coverage. It is unclear if these changes will impact demand for our products, once authorized or approved.

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

Our stock price may be volatile. Since the IPO and through March 1, 2026, our common stock has traded at prices ranging from $0.35 to $78.82 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

•
the commercial performance of PEMGARDA;
•
our ability to timely identify, develop, obtain authorization or approval for, and commercialize mAbs that exert continuous pharmaceutical activity in the face of viral evolution;
•
the timing, progress and results of our clinical trials, including our REVOLUTION clinical program for VYD2311, or the commencement, enrollment or results of any future clinical trials we may conduct, or changes in the development status of our product candidates;
•
the timing of our regulatory filings for our product candidates, and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s receipt and review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

•
our ability to maintain our existing EUA for PEMGARDA, and the scope and timing of any amendments thereto;
•
delays in or termination of clinical trials, such as DECLARATION and LIBERTY;
•
adverse regulatory decisions, including failure to receive any requested amendment to our existing EUA for PEMGARDA, or failure to receive regulatory authorization or approval of any other product candidate;
•
serious safety concerns related to the use of PEMGARDA, VYD2311 or any other product candidate;
•
the timing, progress and results of our efforts to develop potential best-in-class antibody therapies across multiple virus targets beyond SARS-CoV-2, including RSV and measles;
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

The stock market in general, and the Nasdaq Global Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations, including as a result of the COVID-19 pandemic, the ongoing conflict between Russia and Ukraine, increases in inflation rates, disruptions to global supply chain, tariff uncertainty or other macroeconomic factors, that have often been unrelated or disproportionate to the prospects of the issuer and which have resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. The realization of any of the above risks or any of a broad range of other risks, including those described in this section, could have a significant and material adverse impact on the market price of our common stock.

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

To the extent that we are unable to maintain compliance with Nasdaq’s continued listing requirements, there is a risk that our common stock may be delisted from Nasdaq. Delisting from Nasdaq may adversely affect our ability to raise additional financing through the public or private sale of equity securities, significantly affect the ability of investors to trade our securities, or negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of employee confidence, the loss of institutional investors or interest in potential business development opportunities.

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

We are an “emerging growth company,” within the meaning of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and may remain an emerging growth company until December 31, 2026. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues are $1.235 billion or more or we issue more than $1.0 billion of non-convertible debt in the previous three-year period, we will cease to be an emerging growth company prior to December 31, 2026. For so long as we remain an emerging growth company, we are permitted and intend to take advantage of exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any. As of December 31, 2025, we had U.S. federal net operating loss (“NOL”) carryforwards of $485.8 million, which may be available to reduce future taxable income and have an indefinite carryforward period but are limited in their usage to an annual deduction equal to 80% of annual taxable income. In addition, as of December 31, 2025, we had state NOL carryforwards of $286.9 million, which may be available to reduce future taxable income, of which $41.8 million have an indefinite carryforward period while the remaining $245.1 million begin to expire in 2031. As of December 31, 2025, we also had U.S. federal and state research and development tax credit carryforwards of $24.8 million and $7.7 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2040 and 2036, respectively.

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

The ability of the FDA to review and approve new products or review other regulatory submissions can be affected by a variety of factors, including government budget and funding levels, a reduction in the FDA’s workforce and its ability to hire and retain key personnel and accept the payment of user fees, shifting policy priorities as a result of the current U.S. presidential administration and political appointees tasked to oversee the agency, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also increase the time to meet with and receive agency feedback, review and/or approve our submissions, conduct inspections, issue regulatory guidance, or take other actions that facilitate the development, approval and marketing of regulated products, which would adversely affect our business. In addition, government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA and other related government agencies. It is unclear how certain executive actions or other potential actions by the U.S. presidential administration or other parts of the federal government will impact the FDA or other regulatory authorities that oversee our business. These budgetary pressures may reduce the FDA’s ability to perform its responsibilities. If a significant reduction in the FDA’s workforce occurs, the FDA’s budget is significantly reduced or a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting business as usual or conducting inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions or take other actions critical to the development or marketing of our product candidates, which could have a material adverse effect on our business.

Unfavorable global economic conditions and geopolitical events, including as a result of trade tensions between the U.S. and China, could adversely affect our business, financial condition or results of operations, including conduct of our clinical trials and our manufacturing activities.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, terrorism or other political events, including as a result of trade tensions between the U.S. and China. Sanctions imposed by the U.S. and other countries in response to conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. We have conducted and may in the future conduct clinical trials for our product candidates outside of the U.S. and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials more costly to operate. Furthermore, a severe or prolonged economic downturn, higher inflation and interest rates, political disruption or other geopolitical events, including an expansion of current global military conflicts or instigation of other military conflicts, could result in a variety of risks to our business, including weakened demand for our product candidates or any future product candidates, if authorized or approved, and our ability to raise additional capital when needed on acceptable terms, if at all. Additionally, political pressures, shifting public health priorities, and evolving FDA policies under the new U.S. presidential administration could also impact the demand for COVID-19-related prevention and treatment measures, affecting the commercial potential of our COVID-19 product candidates.

A weak or declining economy or political disruption, including any international trade disputes, or changes in laws or policies governing the terms of international trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products, such as China, could strain our manufacturer or suppliers, possibly resulting in supply disruption or increased manufacturing and distribution costs. For example, in 2025, the U.S. imposed or threatened tariffs on certain imports from countries around the world, including Canada, Mexico and China. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies and tariff uncertainty could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing the risks from foreseeable cybersecurity threats and for detecting and responding to any cybersecurity incidents. These policies and processes are built into our IT function and are designed to align with key principles of the NIST Cybersecurity Framework, published by the U.S. National Institute of Standards and Technology.

We have adopted an IT Security Management Policy (“IT Policy”) to establish the requirements for securing and managing our IT assets and data, as well as an Incident Response Policy designed to coordinate the activities for preparing for, identifying, responding to, and recovering from cybersecurity threats. Our Head of IT is primarily responsible for implementing and overseeing the IT Policy, which is applicable to all our employees and contractors, as well as any third parties with access to our IT assets and data. Our Head of IT is also primarily responsible for leading incident response services under the Incident Response Policy. Our Head of IT leverages over ten years of experience in various cybersecurity functions. As part of our overall risk mitigation strategy, we maintain an Enterprise Risk Register to identify, prioritize and track system risks, including cybersecurity risks. Additionally, we maintain cybersecurity insurance; however, such insurance may not be sufficient in type or amount to cover the total losses or damages related to a cybersecurity incident.

We implement technical, physical, and organizational measures designed to manage and mitigate risks from cybersecurity threats. For example, we employ multifactor authentication, single sign-on, and email filtering services across our systems. Additionally, we conduct monthly video-based cybersecurity awareness trainings across our workforce, which cover relevant topics such as social engineering, phishing, password protection, confidential data protection, and mobile security. We regularly perform company-wide phishing tests. We currently leverage multiple third-party service providers to assist in monitoring, managing, and detecting cybersecurity threats and conducting periodic vulnerability assessments of our critical assets. We also use a number of means to assess cyber risks related to our third-party service providers, including conducting due diligence in connection with onboarding new vendors and periodic ongoing due diligence with key third-party vendors. We also seek to collect and assess cybersecurity audit reports and other supporting documentation when available and include appropriate security terms in our contracts where applicable as part of our oversight of third party providers.

As of December 31, 2025, we are not aware of any cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, evolving cybersecurity threats make it increasingly challenging to anticipate, detect, and defend against cybersecurity threats and incidents. For discussion of cybersecurity risks, please see Item 1A, “Risk Factors.”

Governance

While our Board of Directors has overall responsibility for risk oversight, the Audit Committee of our Board of Directors (the “Audit Committee”) is responsible for overseeing our cybersecurity risk management and strategy. The Audit Committee reviews and discusses with management and our auditors, as appropriate, our risks relating to data privacy, technology, and information security, including cybersecurity and back-up of information systems. The Audit Committee also confers with management and our auditors, as appropriate, regarding the adequacy and effectiveness of our policies and the internal controls regarding information security.

Our Head of IT meets regularly with our Chief Financial Officer to discuss our cybersecurity threat landscape, address opportunities for improvement and issues, and evaluate solutions to cover identified gaps. Our Head of IT, in collaboration with members of senior management, reports significant cybersecurity matters to our Audit Committee, consistent with the Incident Response Policy.

Item 2. Properties.

We operate as a hybrid company with employees working at our principal office in New Haven, Connecticut, our laboratory in Newton, Massachusetts and remotely.

Our principal office is located at 209 Church Street, New Haven, Connecticut 06510, where we lease office space for general and administrative purposes. We lease this space under a lease agreement that is scheduled to expire in May 2026.

In January 2026, we entered into an agreement to lease office space in New Haven, Connecticut for general and administrative purposes. The term of the lease will commence after the later of (i) the date on which landlord improvements to the premises are deemed to be substantially completed, or (ii) the delivery of the lender consent package. The lease has an initial term of one hundred twenty-nine months, measured from the lease commencement date.

Additionally, we lease laboratory and office space in Newton, Massachusetts for research and development purposes. We lease this space under a lease agreement that is scheduled to expire in December 2027. We believe that our facilities are sufficient to meet our current needs, and that, if we require additional physical facilities, we will be able to obtain additional facilities on commercially reasonable terms.

Item 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings or other litigation relating to claims arising in the ordinary course of business. We accrue liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and estimated exposure amount. Legal fees and other costs associated with such proceedings are expensed as incurred. As of December 31, 2025, we were not a party to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the Nasdaq Global Market under the symbol “IVVD”.

Holders of Record

As of March 1, 2026, there were 7 holders of record of our common stock. This number does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees.

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

Recent Sales of Unregistered Securities

We did not issue any unregistered equity securities during the twelve months ended December 31, 2025.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the quarter ended December 31, 2025.

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

Overview

Invivyd, Inc. is a biopharmaceutical company focused on the discovery, development and commercialization of monoclonal antibody (“mAb”) therapies for the prevention and treatment of serious viral infectious diseases. We are devoted to delivering protection from serious viral infectious diseases, beginning with SARS-CoV-2, the virus that causes COVID-19. PEMGARDA® (pemivibart) is our first mAb to receive regulatory authorization and was designed to exert continuous pharmaceutical activity in the face of viral evolution.

Globally, COVID-19 has caused millions of deaths and lasting health problems in many survivors and remains a significant global health concern, particularly for immunocompromised individuals. COVID-19 persists and continues to impact patients, notably those who are immunocompromised, and combating this disease will require for years to come a variety of prevention and treatment options with demonstrated efficacy and safety. By leveraging our capabilities, which we have developed through our experience with adintrevimab and pemivibart and over five years in the COVID-19 space, we aim to develop mAbs that could be used in prevention or treatment of serious viral infectious diseases, starting with COVID-19 and expanding into other high-need indications, such as respiratory syncytial virus (“RSV”) and measles.

On March 22, 2024, we received emergency use authorization (“EUA”) from the U.S. Food and Drug Administration (“FDA”) for PEMGARDA injection, for intravenous (“IV”) use, a half-life extended investigational mAb, for the pre-exposure prophylaxis (prevention) of COVID-19 in adults and adolescents (12 years of age and older weighing at least 40 kg) who have moderate-to-severe immune compromise due to certain medical conditions or receipt of certain immunosuppressive medications or treatments and are unlikely to mount an adequate immune response to COVID-19 vaccination. Recipients should not be currently infected with or have had a known recent exposure to an individual infected with SARS-CoV-2.

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

In January 2024, we nominated VYD2311, a next generation mAb candidate for COVID-19, as a drug candidate. VYD2311 is a mAb with high in vitro neutralization potency shown against prominent SARS-CoV-2 variants tested to date. In September 2024, we announced dosing of the first participants in a Phase 1/2 clinical trial of VYD2311. The Phase 1/2 randomized, blinded, placebo-controlled clinical trial evaluated escalating dosing as well as safety, tolerability, pharmacokinetics and immunogenicity of VYD2311 in healthy trial participants. The Phase 1/2 clinical trial was conducted in Australia and evaluated multiple dose levels of VYD2311 through various routes of administration, including exploration of intramuscular (“IM”) administration and subcutaneous administration, which are designed to be more healthcare system- and patient-friendly than IV administration. In June 2025, we announced positive full Phase 1/2 clinical data for VYD2311 for both safety and pharmacokinetics. Like pemivibart, VYD2311 was engineered from adintrevimab, our investigational mAb that has a robust safety data package and demonstrated clinically meaningful results in global Phase 2/3 clinical trials for both the prevention and treatment of COVID-19.

In August 2025, we announced alignment with advice from the FDA on a compact and, therefore, rapid pathway to potential Biologics License Application (“BLA”) approval for VYD2311 for the prevention of COVID-19. As part of Type C meeting feedback, the FDA advised that a single, randomized, placebo-controlled trial evaluating mAb efficacy in prevention of RT-PCR-confirmed symptomatic COVID-19 disease events could support a BLA submission for VYD2311 for the prevention of COVID-19 in a broad population of Americans (12 years of age and older, weighing at least 40kg), including immunocompromised people, subject to agreement on safety database size and pending full protocol review. In October 2025, we announced that the FDA cleared our Investigational New Drug (“IND”) application for VYD2311 and provided feedback to advance our REVOLUTION clinical program, which is our development program for VYD2311. The REVOLUTION clinical program includes two clinical trials, DECLARATION and LIBERTY. In December 2025, we initiated

DECLARATION, which is a Phase 3 randomized, triple-blind, placebo-controlled clinical trial to evaluate VYD2311 safety and efficacy in prevention of symptomatic, RT-PCR-confirmed COVID-19 at three months, with either a single dose or monthly doses of VYD2311, each administered via IM injection, compared to placebo. DECLARATION is designed to support potential BLA submission, with top-line data anticipated in mid-2026. In February 2026, we announced alignment with the FDA on LIBERTY, which is designed as a Phase 3, randomized, double-blind clinical trial to evaluate the safety, serum virus neutralizing antibody responses, and pharmacokinetics of (1) VYD2311, (2) an mRNA COVID vaccine, and (3) co-administered VYD2311 with an mRNA COVID vaccine. The FDA has granted “Fast Track” designation for VYD2311 for the prevention of COVID-19 in individuals with underlying risk factors for progression to severe disease. Fast Track designation is a process designed to facilitate the development and expedite the regulatory review of drugs to treat serious conditions and fill an unmet medical need, including eligibility for priority review and rolling review of BLA submissions, if specified criteria are met.

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

We engage in active SARS-CoV-2 variant monitoring of antiviral activity as part of our ongoing industrial virology effort, which leverages a consistent, high-quality, independent, third-party pseudoviral system that routinely tests authentic Invivyd-produced molecules and is supported by structure-based analytics. In September 2024, we announced continued neutralizing activity of PEMGARDA against SARS-CoV-2 variants KP.3.1.1 and LB.1 and attractive neutralization potency of VYD2311, our next generation mAb candidate for COVID-19, against the same contemporary viruses, and we also provided an update to ongoing structural analysis showing no meaningful mutational change in the pemivibart binding site since the Omicron shift late in 2021. In January 2025, March 2025 and August 2025, we announced continued neutralizing activity of PEMGARDA and VYD2311 against dominant SARS-CoV-2 variants XEC, LP.8.1 and XFG, respectively.

In addition to our COVID-19 programs, in November 2025, we announced the selection of VBY329, a potential best-in-class mAb candidate being developed for the prevention of RSV infections in neonates, infants and children. We expect to advance VBY329 toward IND readiness in the second half of 2026. Through our proprietary technology platform, we continue to investigate additional mAbs for protection and treatment of other important infectious diseases, such as measles. We are targeting identification of a preclinical mAb candidate for treatment and prevention of measles in the first half of 2026.

We rely on partnerships, external consultants and contract research organizations (“CROs”) to conduct discovery, nonclinical, preclinical, clinical and commercial activities. Additionally, we rely on contract testing laboratories and a contract development and manufacturing organization (“CDMO”), WuXi Biologics (Hong Kong) Limited (“WuXi Biologics”), to execute our chemistry, manufacturing and controls development, testing and clinical and commercial manufacturing activities. In 2022, we secured dedicated laboratory space and expanded our research team in order to enable internal discovery and development of our mAb candidates, while continuing to leverage our existing partnership with Adimab, LLC (“Adimab”), including Adimab’s platform technology. In addition, we expect to continue to rely on third parties for clinical trials and the manufacture and testing of our product candidates, as well as to perform ongoing research and development and other services on our behalf.

Since our inception and through December 31, 2025, we have financed our operations primarily through the sale and issuance of preferred and common stock, including net proceeds of $464.7 million from sales of our preferred stock, net proceeds of $327.5 million from our initial public offering (“IPO”), net proceeds of $72.7 million from sales of our common stock under the Sales Agreement (as defined below) and net proceeds of $181.6 million from sales of our common stock and pre-funded warrants under the Underwriting Agreements (as defined below). We have also funded our operations from sales of PEMGARDA. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and commercialization of one or more of our product candidates, as they become authorized or approved.

Since our inception, we have incurred significant losses, including a net loss of $52.5 million for the year ended December 31, 2025. As of December 31, 2025, we had an accumulated deficit of $954.5 million. We may continue to incur significant expenses and recognize losses in the foreseeable future as we expand and progress our research and development activities, manufacturing activities and commercialization efforts. In addition, our losses from operations may fluctuate significantly from period to period depending on the timing of our clinical trials and our expenditures on other research and development activities, manufacturing activities, and commercialization efforts. Our expenses could increase substantially in connection with our ongoing activities, as we:

•
continue to commercialize PEMGARDA;

•
advance the development of VYD2311 and prepare for its potential commercial launch, if approved, as well as advance development of our other product candidates, such as VBY329;
•
initiate and conduct clinical trials of our product candidates, including advancement of our REVOLUTION clinical program;
•
develop product candidates in any new indications or patient populations;
•
advance our preclinical and discovery programs, such as RSV and measles, including development and screening of additional antibodies, as well as engage in ongoing SARS-CoV-2 variant monitoring and testing;
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

Components of Our Results of Operations

Product Revenue, Net

In March 2024, we received EUA from the FDA for PEMGARDA. Product revenue, net consists of product revenue earned on the sales of PEMGARDA in the U.S. Product revenues are recognized net of variable consideration, including discounts and allowances, trade discounts and distributor fees, chargebacks, product returns and other incentives such as co-pay assistance programs.

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
•
costs of outside consultants and advisors, including their fees and any stock-based compensation;
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

Our primary focus since inception has been the development of antibodies against COVID-19. We have also initiated discovery efforts to assess pipeline expansion beyond SARS-CoV-2, including the selection of a preclinical mAb candidate for the prevention of RSV and the advancement of early discovery programs targeting other potential targets such as measles. Our research and development costs consist primarily of external costs, such as fees paid to a CDMO, CROs and consultants in connection with our nonclinical studies, preclinical studies, clinical trials and product candidate manufacturing. To date, external research and development costs for any individual product candidate have been tracked commencing upon product candidate nomination. We do not allocate employee-related costs, costs associated with our discovery efforts and other internal or indirect costs to specific research and development programs or product candidates because these resources are used and these costs are deployed across multiple programs under development and, as such, are not separately classified.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher and more variable development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Our research and development expenses will increase as we continue advancing VYD2311 through clinical development, particularly as we advance the REVOLUTION clinical trial program, pursue EUA or regulatory approval of our product candidates, and continue to discover and develop additional product candidates.

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
•
the costs associated with the development of any additional development programs and product candidates we identify in-house or obtain through collaborations, licenses or acquisitions;
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

Through December 31, 2025, we have operated as a hybrid company with employees working at our corporate headquarters and remotely. We have not incurred material operating expenses for the rent, maintenance and insurance of facilities, or for the depreciation of fixed assets.

Other Income, Net

Other income, net consists of interest income earned from our cash and cash equivalents. We expect our interest income to vary each reporting period depending on our average bank deposits, money market funds and investment balances during the period and market interest rates.

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

We continue to monitor the manner in which countries will enact legislation to implement the Pillar Two framework proposed by the Organisation for Economic Co-operation and Development, which proposes a 15% global corporate minimum tax. As of December 31, 2025, various countries have enacted aspects of Pillar Two while committing to enact additional aspects in future years. While we do not expect these rules to have a material impact on our effective tax rate, we continue to monitor these initiatives on a global basis.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,	Year Ended December 31,
(in thousands)	2025	2024	Change
Revenue:
Product revenue, net	$53,426	$25,384	$28,042
Total revenue	53,426	25,384	28,042
Operating costs and expenses:
Cost of product revenue	$3,747	$1,618	$2,129
Research and development	38,308	137,254	(98,946)
Selling, general and administrative	66,931	63,388	3,543
Total operating costs and expenses	108,986	202,260	(93,274)
Loss from operations	(55,560)	(176,876)	121,316
Other income:
Other income, net	3,071	6,951	(3,880)
Total other income, net	3,071	6,951	(3,880)
Net loss	$(52,489)	$(169,925)	$117,436

The following discussion presents the components of our expenses for the periods presented:

Product Revenue, Net

Product revenue, net was $53.4 million and $25.4 million for the years ended December 31, 2025 and 2024, respectively. The $28.0 million increase is primarily the result of increased product sales in 2025 following the launch of PEMGARDA in the second quarter of 2024.

Cost of Product Revenue

Cost of product revenue was $3.7 million and $1.6 million for the years ended December 31, 2025 and 2024, respectively. The $2.1 million increase is the result of sales related to PEMGARDA due to an increase in product demand and certain period costs.

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

Research and Development Expenses

	Year Ended December 31,	Year Ended December 31,
(in thousands)	2025	2024	Change
Direct, external research and development expenses by program:
Pemivibart(1)	$3,140	$31,757	$(28,617)
VYD2311(2)	4,597	67,505	(62,908)
VBY329(3)	615	—	615
Early-stage programs	428	974	(546)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	14,783	21,274	(6,491)
External discovery-related and other costs(4)	14,745	15,744	(999)
Total research and development expenses	$38,308	$137,254	$(98,946)

(1) In March 2023, we announced the nomination of VYD222 (pemivibart) as a novel mAb therapeutic option for COVID-19.

(2) In March 2024, we announced the nomination of VYD2311 as a novel mAb therapeutic option for COVID-19.

(3) In November 2025, we announced the nomination of VBY329 as an RSV mAb candidate for preclinical development.

(4) Included in External discovery-related and other costs are expenses associated with adintrevimab which were historically presented in the direct, external research and development expense by program section.

Research and development expenses were $38.3 million for the year ended December 31, 2025, compared to $137.3 million for the year ended December 31, 2024. The $99.0 million decrease in research and development expenses was primarily due to the following:

•
Decrease in direct costs related to our pemivibart program resulted from decrease of $13.7 million in contract research costs for our Phase 3 CANOPY clinical trial, $12.8 million in contract costs for commercial manufacturing, $1.4 million in nonclinical costs and $0.7 million in other external costs;
•
Decrease in direct costs related to our VYD2311 program resulted from decrease of $62.1 million in contract costs for clinical and commercial manufacturing and $1.8 million in nonclinical expenses, partially offset by increase of $0.6 million in clinical trial costs and $0.4 million in external discovery-related and other costs;
•
Increase in direct costs for our VBY329 program resulted from the nomination of VBY329 as an RSV mAb candidate in the fourth quarter of 2025, with costs resulting from $0.4 million in external discovery costs, as well as $0.2 million in nonclinical expense;
•
Decrease in direct costs related to our early-stage programs resulted from decrease of $0.9 million in contract development and manufacturing costs, partially offset by an increase of $0.3 million in external discovery-related and other costs;
•
Decrease in personnel related costs resulted from decrease of $6.5 million in headcount-related costs; and
•
Decrease in external discovery-related and other costs resulted from decrease of $1.2 million in other external costs and $0.4 million in nonclinical costs, partially offset by an increase of $0.5 million in contract manufacturing and $0.1 million in clinical trial expenses.

Acquired In-Process Research and Development (“IPR&D”) Expenses

There was no IPR&D expense recognized for the years ended December 31, 2025 and 2024.

Selling, General and Administrative Expenses

	Year Ended December 31,	Year Ended December 31,
(in thousands)	2025	2024	Change
Personnel-related costs	$31,256	$29,909	$1,347
Professional and consultant fees	29,698	29,773	(75)
Other	5,977	3,706	2,271
Total selling, general and administrative expenses	$66,931	$63,388	$3,543

Selling, general and administrative expenses were $66.9 million for the year ended December 31, 2025, compared to $63.4 million for the year ended December 31, 2024. The $3.5 million increase in selling, general and administrative expenses was primarily due to the following:

•
Increase in personnel-related costs was primarily due to an increase in headcount-related costs of $7.5 million, partially offset by a decrease in stock-based compensation expense of $6.2 million. The decrease in stock-based compensation expense was primarily due to stock-based compensation expense recognized in 2024 associated with the accelerated vesting of a portion of the outstanding stock options granted to our former Chief Executive Officer, in accordance with the terms of his employment agreement;
•
Decrease in professional and consultant fees resulted from decrease of $0.6 million in sales and marketing costs and $0.5 million in insurance costs, partially offset by increase of $1.0 million in professional services fees; and
•
Increase in other costs primarily resulted from increase of $0.9 million in conference related costs and $1.2 million in other employee related travel expense.

Other Income

Other income was $3.1 million and $7.0 million for the years ended December 31, 2025 and 2024, respectively, consisting primarily of interest earned on our invested cash balances.

Liquidity and Capital Resources

Sources of Liquidity

Through December 31, 2025, we have incurred significant operating losses and negative cash flows from operations. Although we received an EUA from the FDA for PEMGARDA in March 2024, we may continue to incur significant expenses and potential operating losses for the foreseeable future as we continue to commercialize PEMGARDA and advance the development of VYD2311, VBY329, and our other product candidates. As of December 31, 2025, we have financed our operations primarily with net proceeds of $464.7 million from sales of our preferred stock, $327.5 million from our IPO in August 2021, $72.7 million from sales of our common stock under the Sales Agreement (as defined below), and $181.6 million from sales of our common stock and pre-funded warrants under the Underwriting Agreements (as defined below). After receiving EUA in March 2024, we have also funded our operations from sales of PEMGARDA.

As of December 31, 2025, we had cash and cash equivalents of $226.7 million.

Shelf Registration Statements

In September 2022, we filed a shelf registration statement on Form S-3 with the SEC and an accompanying base prospectus, which was declared effective by the SEC on October 5, 2022, for the offer and sale of up to $400 million of our securities (the “2022 Shelf Registration Statement”). The 2022 Shelf Registration Statement expired upon the effectiveness of the 2025 Shelf Registration Statement (as defined below).

In October 2025, we filed a new shelf registration statement on Form S-3 with the SEC and an accompanying base prospectus, which was declared effective by the SEC on December 23, 2025, for the offer and sale of up to $350 million of our securities (the “2025 Shelf Registration Statement”). As of December 31, 2025, excluding the $75 million allocated to the 2025 ATM Prospectus Supplement (as defined below), $275 million of our securities remained available for offer and sale under the 2025 Shelf Registration Statement.

Sales Agreement

In December 2023, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”) and filed with the SEC a prospectus supplement to the 2022 Shelf Registration Statement (the “2023 ATM Prospectus Supplement”), pursuant to which we could, at our option, offer and sell shares of our common stock, with a sales value of up to $75.0 million, from time to time, through Cantor, acting as sales agent, in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). Cantor was entitled to a commission of 3% of the gross proceeds from any sales of such shares. In 2024, we sold 9,000,000 shares of our common stock under the Sales Agreement and 2023 ATM Prospectus Supplement at an average price of $4.50 per share for $39.3 million in proceeds net of commissions. In 2025, we sold 23,055,402 shares of our common stock under the Sales Agreement and 2023 ATM Prospectus Supplement at an average price of $1.49 per share for $33.4 million in proceeds net of commissions. Upon the effectiveness of the 2025 Shelf Registration Statement, all offers and sales under the 2023 ATM Prospectus Supplement were deemed terminated.

In October 2025, in connection with the filing of the 2025 Shelf Registration Statement, we filed with the SEC a new prospectus supplement (the “2025 ATM Prospectus Supplement”), pursuant to which we may, at our option, offer and sell shares of our common stock, with a sales value of up to $75.0 million, from time to time, through Cantor, acting as sales agent, in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act. Cantor is entitled to a commission of 3% of the gross proceeds from any sales of such shares. The 2025 Shelf Registration Statement was declared effective by the SEC on December 23, 2025. As of December 31, 2025, $75.0 million remained available for sale under the 2025 ATM Prospectus Supplement.

Underwriting Agreements

In August 2025, we completed an underwritten public offering pursuant to an underwriting agreement (the “August Underwriting Agreement”) with Cantor, as representative of the underwriters named therein, pursuant to which we issued and sold an aggregate of 89,234,480 shares of our common stock at a price of $0.52 per share, and pre-funded warrants to purchase up to an aggregate of 21,342,442 shares of common stock at a price of $0.5199 per pre-funded warrant. The price of $0.5199 per pre-funded warrant represented the $0.52 per share purchase price for the common stock less the exercise price of $0.0001 per pre-funded warrant. The pre-funded warrants are exercisable at any time after their original issuance and will not expire. We received total net proceeds of approximately $53.5 million, after deducting underwriting discounts and commissions and offering expenses.

In November 2025, we completed an underwritten public offering pursuant to an underwriting agreement (the “November Underwriting Agreement” and together with the August Underwriting Agreement, the “Underwriting Agreements”) with Cantor, as representative of the underwriters named therein, pursuant to which we issued and sold an aggregate of 44,000,000 shares of our common stock at a price of $2.50 per share, and pre-funded warrants to purchase up to an aggregate of 6,000,000 shares of common stock at a price of $2.4999 per pre-funded warrant (the “November 2025 Underwritten Public Offering”). The price of $2.4999 per pre-funded warrant represented the $2.50 per share purchase price for the common stock less the exercise price of $0.0001 per pre-funded warrant. The pre-funded warrants are exercisable at any time after their original issuance and will not expire. We received total net proceeds of approximately $117.2 million, after deducting underwriting discounts and commissions and offering expenses.

In December 2025, and in connection with the November 2025 Underwritten Public Offering, Cantor exercised the option pursuant to the November Underwriting Agreement to purchase 4,675,000 additional shares of common stock at the public offering price of $2.50, less underwriting discounts and commissions. In connection with such exercise, we received total net proceeds of approximately $10.9 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

Loan Agreement

On April 18, 2025, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as lender (the “Lender”). The Loan Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $30 million (the “Term Facility”) consisting of (a) Term A Loans in an aggregate principal amount of up to $10 million, which shall be available to be drawn from and after August 15, 2025 through December 31, 2026 upon compliance with certain financial covenants and conditions, (b) Term B Loans in an aggregate principal amount of up to $10 million, which shall be available to be drawn during the period commencing on the date of the achievement of certain net product revenue milestones and ending on June 30, 2027, and (c) Term C Loans in an aggregate principal amount of up to $10 million, which shall be available to be drawn during the period commencing on the date of the achievement of certain net product revenue milestones and ending on June 30, 2027. The proceeds of the Term Facility may be used for working capital and general business purposes. As of December 31, 2025, we had not satisfied certain financial covenants and conditions, including the net product revenue milestone required to be eligible to access proceeds from the Term Facility. Accordingly, as of December 31, 2025, no amounts have been drawn down under the Loan Agreement.

The loans under the Term Facility are due and payable on March 1, 2029 and bear interest that is payable monthly, commencing with the month in which any loans are funded under the Term Facility, in arrears at a per annum rate, subject to increase during an Event of Default (as defined in the Loan Agreement), equal to the greater of (x) the Wall Street Journal prime rate minus 0.25%, subject to a 9.00% cap, and (y) 6.00%. Commencing on April 1, 2027, which date may be extended to April 1, 2028 upon the achievement of certain net product revenue milestones (the “Interest-Only Period Extension”), we will be required to repay the principal of the Term Facility in 24 consecutive equal monthly installments or, in the case of the Interest-Only Period Extension, 12 consecutive equal monthly installments. At maturity, or if earlier prepaid, we will also be required to pay a final payment fee equal to 4.50% of the aggregate principal amount of the loans advanced under the Term Facility. The Loan Agreement provides for an unused term loan commitment fee equal to 1.00% of the Term Facility upon the earliest to occur of (a) July 1, 2027, (b) the occurrence of an Event of Default under the Loan Agreement and (c) the termination of the Loan Agreement; provided, that such fee will be waived by the Lender in the event that we have requested and the Lender has funded any loans under the Term Facility prior to such date.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,	Year Ended December 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(58,135)	$(170,491)
Net cash used in investing activities	(155)	(140)
Net cash provided by financing activities	215,630	39,331
Effect of exchange rate changes on cash and cash equivalents	—	8
Net increase (decrease) in cash and cash equivalents	$157,340	$(131,292)

Operating Activities

During the year ended December 31, 2025, operating activities used $58.1 million of cash, primarily due to our net loss of $52.5 million and changes in our operating assets and liabilities of $19.6 million, partially offset by non-cash charges of $14.0 million. The changes in our operating assets and liabilities primarily consisted of a $30.8 million decrease in accrued expenses, a $3.3 million increase in accounts receivable, a $1.2 million decrease in operating lease liabilities, and a $0.4 million increase in inventory, partially offset by a $12.9 million decrease in prepaid expenses and a $3.2 million increase in accounts payable. The decrease in accrued expenses was primarily due to the timing of vendor invoicing and payments. The decrease in prepaid expenses and other current assets was primarily due to the utilization of WuXi Biologics manufacturing credits.

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

Investing Activities

Net cash used in investing activities during the years ended December 31, 2025 and 2024 consisted of $0.2 million and $0.1 million, respectively, in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2025 consisted of $182.5 million from the issuance of common stock and pre-funded warrants sold under the Underwriting Agreements, $33.4 million from the issuance of common stock under the Sales Agreement, $0.4 million from exercises of stock options, and $0.2 million from issuances of common stock under our employee stock purchase plan, partially offset by $0.6 million in payments for offering costs related to the Underwriting Agreements and $0.3 million in payments for offering costs related to the Sales Agreement.

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

Funding Requirements

Our expenses could increase in connection with our ongoing activities, particularly as we advance the REVOLUTION clinical program, our nonclinical and preclinical studies, and the clinical trials of our other product candidates, our ongoing and planned commercialization efforts, and any associated manufacturing activities in connection with our clinical development and commercialization activities. Our funding requirements and timing and amount of our operating expenditures will depend on many factors, including:

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

Contractual Obligations and Commitments

Manufacturing Commitments

In July 2020, we entered into a clinical Master Services Agreement with WuXi Biologics, which was amended in March 2026 (as amended, the “Clinical Master Services Agreement”). The Clinical Master Services Agreement outlines the terms and conditions under which WuXi Biologics coordinates biologics development and clinical manufacturing services for us.

In December 2020, we entered into a Commercial Manufacturing Services Agreement with WuXi Biologics, which was amended and restated in August 2021, further amended and restated in September 2023 and amended in March 2026 (as amended and restated and subsequently amended, the “Commercial Manufacturing Agreement”). The Commercial Manufacturing Agreement outlines the terms and conditions under which WuXi Biologics manufactures drug substance and drug product for commercial use.

Through December 31, 2025, we committed to noncancelable purchase obligations related to commercial drug substance and drug product manufacturing under the Commercial Manufacturing Agreement. As of December 31, 2025, the total remaining contractually binding commercial drug substance and drug product purchase obligations due to WuXi Biologics was $10.6 million, which was included in accounts payable and accrued expenses. The remaining contractually binding purchase obligation was paid in January 2026.

Through December 31, 2025, we committed to noncancelable purchase obligations related to the procurement of materials to be used in future drug substance and drug product manufacturing under the Commercial Manufacturing Agreement. As of December 31, 2025, the total remaining contractually binding purchase obligations due to WuXi Biologics was $3.5 million, which was included in accrued expenses. The remaining contractually binding purchase obligation was paid in January 2026.

Operating Lease Commitments

In September 2021, we entered into a five-year facilities lease agreement for approximately 9,600 square feet of office space in Waltham, Massachusetts, which provided for monthly rental payments, including base rent charges of $0.4 million per year, subject to periodic rent increases, and our proportionate share of operating expenses. We exercised our option to terminate and this lease agreement expired in accordance with its terms on May 31, 2025.

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

In February 2026, we further amended the Newton, MA Lease to add additional dedicated laboratory space which commenced on March 1, 2026. The amendment provides for incremental annual base rent of $0.3 million for the remainder of the lease term, through December 2027. As the modification had not commenced as of December 31, 2025, no right-of-use asset or lease liability has been recorded in the accompanying financial statements.

In January 2026, we entered into an agreement to lease approximately 33,000 square feet of office space in New Haven, Connecticut. The term of the lease will commence after the later of (i) the date on which landlord improvements to the premises are deemed to be substantially completed, or (ii) the delivery of the lender consent package. The lease has an initial term of one hundred twenty-nine months, measured from the lease commencement date. Our obligation for the payment of rent for the premises begins six months after the lease commencement date and total future minimum lease payments are expected to be $10.9 million. The lease includes a tenant improvement allowance of approximately $1.0 million.

The New Haven, CT lease requires us to provide a security deposit of $1.0 million in the form of a letter of credit, which will be reduced by 50% following the first twelve months of rent payments.

As the New Haven, CT lease had not commenced as of December 31, 2025, no right-of-use asset or lease liability has been recorded in the accompanying financial statements.

Future minimum lease payments under the noncancelable leases as of December 31, 2025 were as follows (in thousands):

Year Ending December 31,	Operating Lease
2026	$1,320
2027	$1,320
Total lease payments	2,640
Present value adjustment	(146)
Present value of operating lease liability	$2,494

Other Commitments

Under a separate cell line license agreement with WuXi Biologics, we are obligated to pay royalties of less than 1.0% to WuXi Biologics based on our net sales of any products covered by the license. However, if we use WuXi Biologics to manufacture all of our commercial supplies for a product under the cell line license agreement, no royalties would be owed by us to WuXi Biologics for net sales of such a licensed product. We have an option to buy out our royalty obligations by making a one-time payment in the low eight-figures to WuXi Biologics with respect to certain licensed products or middle-seven figures with respect to certain other licensed products. The amount and timing of such royalty payments are not known. For additional information, see Note 7 to our annual consolidated financial statements appearing at the end of this Annual Report on Form 10-K.

In July 2020, we entered into the Adimab Assignment Agreement with Adimab, with respect to discovery and optimization of coronavirus-specific antibodies, including COVID-19 and SARS. Under the Adimab Assignment Agreement, we are obligated to pay Adimab up to $16.5 million upon the achievement of specified development and regulatory milestones for the first product under the agreement that achieves such specified milestones and up to $8.1 million upon the achievement of specified development and regulatory milestones for the second product under the agreement that achieves such specified milestones. The maximum aggregate amount of milestone payments payable under the agreement for any and all products under the agreement is $24.6 million, of which a total of $11.1 million has been achieved and paid as of December 31, 2025. The next potential milestone under the Adimab Assignment Agreement is a low single-digit million-dollar regulatory milestone. In addition, we are obligated to pay Adimab royalties of a mid-single-digit percentage based on our net sales of products under the agreement, beginning upon the first commercial sale of a product in accordance with the terms of the Adimab Assignment Agreement. During the year ended December 31, 2025, we expensed $2.1 million of royalties, while reserving all rights under the Adimab Assignment Agreement and the applicable law. Further, we are obligated to pay Adimab royalties of a specified percentage in the range of 45% to 55% of any compulsory sublicense consideration received by us in lieu of certain royalty payments. For additional information, see Note 7 to our annual consolidated financial statements appearing at the end of this Annual Report on Form 10-K.

In May 2021, as amended in November 2022 and September 2023, we entered into the Adimab Collaboration Agreement with Adimab for the discovery and optimization of proprietary antibodies as potential therapeutic product candidates. Under the Adimab Collaboration Agreement, we could collaborate with Adimab on research programs for a specified number of targets selected by us within a specified time period. Under the Adimab Collaboration Agreement, through December 31, 2023, we were obligated to pay Adimab a quarterly fee in exchange for Adimab and its affiliates agreeing not to assist or direct certain third parties to discover or optimize antibodies that are intended to bind to coronaviruses or influenza viruses, which obligation could be cancelled at our option at any time. In December 2023, pursuant to the terms of the Adimab Collaboration Agreement, we elected to decrease the scope of Adimab’s exclusivity obligations to cover only coronaviruses and obtained a corresponding decrease in the quarterly fee. Effective January 2024, we are obligated to pay Adimab a quarterly fee of $0.6 million, a decrease from the previous quarterly fee of $1.3 million. For each agreed upon research program that is commenced, we are obligated to pay Adimab quarterly for its services performed during a given research program at a specified full-time equivalent rate; a discovery delivery fee of $0.2 million; and an optimization completion fee of $0.2 million. For each option exercised by us to commercialize a specific research program, we are obligated to pay Adimab an exercise fee of $1.0 million. During the years ended December 31, 2025 and 2024, we were not obligated to pay any option exercise fee, a drug delivery fee, or optimization completion fee. Under the Adimab Collaboration Agreement, we are obligated to pay Adimab up to $18.0 million upon the achievement of specified development and regulatory milestones for each product that achieves such milestones. The next potential milestone under the Adimab Collaboration Agreement is a low single-digit million dollar clinical milestone. We are also obligated to pay Adimab royalties of a mid-single-digit percentage based on net sales of any product under the Adimab Collaboration Agreement, subject to reductions for third-party licenses. In addition, we are obligated to pay Adimab for Adimab’s performance of certain validation work with respect to certain antigens acquired from a third party. In consideration for this work, we are obligated to pay Adimab royalties of a low single-digit percentage based on net sales of products that contain such antigens for the same royalty term as antibody-based products, but we are not obligated to make any milestone payments for such antigen products. The amount and timing of such milestone and royalty payments are not known. For additional information, see Note 7 to our annual consolidated financial statements appearing at the end of this Annual Report on Form 10-K.

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

We sell PEMGARDA in the United States primarily to third-party specialty distributors and directly to a small number of infusion centers, healthcare providers and provider institutions. Revenue is recognized when or as performance obligations are satisfied by transferring control of promised goods to a customer, generally upon delivery, based on an amount that reflects the consideration to which we expected to be entitled.

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

Trade Discounts, Group Purchase Organization and Distributor Fees

We provide customary discounts on PEMGARDA sales for prompt payment, the terms of which are explicitly stated in our contracts. We also pay fees to specialty distributors for sales order management, data, and distribution services, as well as fees to group purchasing organizations (“GPO”) for administrative services, the terms of which are also explicitly stated in our contracts. Such fees are not for a distinct good or service and, accordingly, are recorded as a reduction of revenue, as well as a reduction to accounts receivable (trade discounts) or as a component of accrued expenses (distributor and GPO fees).

Chargebacks

We are subject to discount obligations under our contract with the U.S. Department of Veterans Affairs and GPOs where pricing on PEMGARDA is extended below wholesaler list price to participating entities and GPO members. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included as a component of accrued expenses.

Product Returns

We offer a right of return for purchased units of PEMGARDA for damage, defect, recall, and/or product expiry, provided the product expiry is within a specified period as set forth in our return goods policy. We estimate the amount of product sales that will be returned using quantitative and qualitative considerations. Reserves for estimated returns are recorded as a reduction of product revenue in the period that the related revenue is recognized, as well as a component of accrued expenses.

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

Stock-Based Compensation

We grant stock-based awards to employees, directors and non-employees in the form of stock options to purchase shares of our common stock. We measure stock options with service-based vesting granted to employees, directors and non-employees based on the fair value on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options, and our expected dividend yield. The fair value of our common stock is based on the quoted market price of our common stock. Due to the proximity to the IPO, we continue to lack company-specific historical and implied volatility information. Therefore, we estimate our expected stock volatility based on the historical volatility of a publicly traded set of peer companies and we expect to continue to do so until such time that we have adequate historical data regarding the volatility of our own traded stock price. We have primarily issued awards with service-based vesting conditions through December 31, 2025. Compensation expense for awards granted to employees and directors for their service on the board of directors is recognized on a straight-line basis over the requisite service period of the respective award, which is generally the vesting period of the award. Compensation expense for awards granted to non-employees is recognized in the same period and manner as if we had paid cash for the goods or services provided, which is generally the vesting period of the award. We account for forfeitures of stock-based awards as they occur.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations and cash flows is disclosed in Note 2 to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company until December 31, 2026. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.235 billion or we issue more than $1.0 billion of non-convertible debt in the previous three-year period, we will cease to be an emerging growth company prior to December 31, 2026. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. An index of those financial statements is found on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Financial Officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective. As an “emerging growth company” as defined in the JOBS Act and a non-accelerated filer, we are not required to comply with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Cell Line License Agreement

Effective March 4, 2026, we entered into Amendment No. 3 (the “Cell Line License Agreement Amendment”) to the Cell Line License Agreement, dated December 2, 2020 and previously amended as of February 2, 2023 and March 13, 2024 (as amended, the “Cell Line License Agreement”), by and between us and WuXi Biologics (Hong Kong) Limited (“WuXi Biologics”). The Cell Line License Agreement Amendment amended the Cell Line License Agreement to provide that we have an option to buy out our royalty obligations on a licensed cell line-by-licensed cell line basis by making a one-time payment in the low eight-figures to WuXi Biologics with respect to certain licensed products and by making a one-time payment in the middle seven-figures to WuXi Biologics with respect to certain other licensed products. Also, the Cell Line License Agreement Amendment provides for a waiver of our royalty obligations to WuXi Biologics to the extent derived or arising from a licensed product sold in the U.S. if our ability to have such licensed product manufactured by WuXi Biologics or its affiliates becomes materially restricted due to certain government actions, including but not limited to a law, rule, regulation, guideline or order that materially prevents us from being able to enter into or maintain a contract with a governmental entity, or from receiving grant funds from such entity, or materially affects our ability to obtain government insurance coverage of such licensed product, with such waiver continuing for so long as such government action continues.

The foregoing summary of the terms of the Cell Line License Agreement Amendment does not purport to be a complete description of the rights and obligations of the parties thereunder, and is qualified in its entirety by reference to the Cell Line License Agreement Amendment, which will be filed as an exhibit to our Quarterly Report on Form 10-Q to be filed with the Securities and Exchange Commission for the fiscal quarter ending March 31, 2026.

Clinical Master Services Agreement

Effective March 4, 2026, we entered into Amendment No. 1 (the “Clinical Manufacturing Agreement Amendment”) to the Master Services Agreement, dated July 21, 2020 (the “Clinical Manufacturing Agreement”), by and between us and WuXi Biologics. The Clinical Manufacturing Agreement Amendment amended the Clinical Manufacturing Agreement to provide that the term of the Clinical Manufacturing Agreement shall expire on March 1, 2036, subject to renewal for periods to be agreed by the parties. The Clinical Manufacturing Agreement Amendment also provides that we may terminate the Clinical Manufacturing Agreement, effective immediately, if any new or existing law, rule, regulation, guideline or order materially prevents us from being able to enter into or maintain a contract with a U.S. governmental entity, or from receiving grant funds from such entity, or materially affects our ability to obtain government insurance coverage of any product under the Clinical Manufacturing Agreement, in each case, as a result of WuXi Biologics providing services to us under the Clinical Manufacturing Agreement or being a party to the Clinical Manufacturing Agreement. Additionally, the Clinical Manufacturing Agreement Amendment also incorporates certain technology transfer and intellectual property obligations for WuXi Biologics.

The foregoing summary of the terms of the Clinical Manufacturing Agreement Amendment does not purport to be a complete description of the rights and obligations of the parties thereunder, and is qualified in its entirety by reference to the Clinical Manufacturing Agreement Amendment, which will be filed as an exhibit to our Quarterly Report on Form 10-Q to be filed with the Securities and Exchange Commission for the fiscal quarter ending March 31, 2026.

Commercial Manufacturing Agreement

Effective March 4, 2026, we entered into Amendment No. 1 (the “Commercial Manufacturing Agreement Amendment”) to the Second Amended and Restated Commercial Manufacturing Services Agreement, dated September 19, 2023 (the

“Commercial Manufacturing Agreement”), by and between us and WuXi Biologics. The Commercial Manufacturing Agreement Amendment amended the Commercial Manufacturing Agreement to provide that the term of the Commercial Manufacturing Agreement shall expire on March 1, 2036, subject to renewal for periods to be agreed by the parties. The Commercial Manufacturing Agreement Amendment also provides that we may terminate the Commercial Manufacturing Agreement, effective immediately, if any new or existing law, rule, regulation, guideline or order materially prevents us from being able to enter into or maintain a contract with a U.S. governmental entity, or from receiving grant funds from such entity, or materially affects our ability to obtain government insurance coverage of any product under the Commercial Manufacturing Agreement, in each case, as a result of WuXi Biologics providing services to us under the Commercial Manufacturing Agreement or being a party to the Commercial Manufacturing Agreement. Additionally, the Commercial Manufacturing Agreement Amendment provides that we may terminate the Commercial Manufacturing Agreement for convenience, with advance notice, and incorporates certain technology transfer obligations for WuXi Biologics.

The foregoing summary of the terms of the Commercial Manufacturing Agreement Amendment does not purport to be a complete description of the rights and obligations of the parties thereunder, and is qualified in its entirety by reference to the Commercial Manufacturing Agreement Amendment, which will be filed as an exhibit to our Quarterly Report on Form 10-Q to be filed with the Securities and Exchange Commission for the fiscal quarter ending March 31, 2026.

Trading Plans

During the three months ended December 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 (other than as set forth below) will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates (our “Proxy Statement”), which information is incorporated herein by reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

4.2*	Description of the Registrant’s Common Stock
4.3

Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10-K (File No. 001-40703), filed with the Securities and Exchange Commission on March 23, 2023).

4.4

Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40703), filed with the Securities and Exchange Commission on August 22, 2025).

4.5

Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40703), filed with the Securities and Exchange Commission on November 19, 2025).

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

10.4*+	2026 Inducement Plan and Forms of Stock Option Grant Notice, Stock Option Agreement, Exercise Notice, RSU Award Grant Notice and RSU Award Agreement.
10.5*+	Form of Indemnification Agreement with Executive Officers and Directors.
10.6+

Employment Agreement by and between the Registrant and Jill Andersen, dated September 24, 2021 (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K (File No. 001-40703), filed with the Securities and Exchange Commission on March 31, 2022).

10.7*+	First Amendment to the Employment Agreement of Jill Andersen, by and between the Registrant and Jill Andersen, dated January 31, 2026.
10.8+

Employment Agreement by and between the Registrant and Robert Allen, dated March 14, 2023 (incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K (File No. 001-40703), filed with the Securities and Exchange Commission on March 28, 2024).

10.9*+	First Amendment to the Employment Agreement of Robert Allen, by and between the Registrant and Robert Allen, dated January 31, 2026.
10.10+

Employment Agreement by and between the Registrant and William Duke, Jr. dated July 19, 2023 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40703), filed with the Securities and Exchange Commission on September 5, 2023).

10.11*+	First Amendment to the Employment Agreement of William Duke, Jr., by and between the Registrant and William Duke, Jr., dated January 31, 2026.
10.12+#

Employment Agreement by and between the Registrant and Julie Green, dated January 24, 2024 (incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K (File No. 001-40703), filed with the Securities and Exchange Commission on March 28, 2024).

10.13+

First Amendment to the Employment Agreement of Julie Green, by and between the Registrant and Julie Green, dated October 23, 2024 (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K (File No. 001-40703), filed with the Securities and Exchange Commission on March 20, 2025).

10.14*+	Second Amendment to the Employment Agreement of Julie Green, by and between the Registrant and Julie Green, dated January 31, 2026.
10.15+#

Employment Agreement by and between the Registrant and Timothy Lee, dated May 30, 2024 (incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K (File No. 001-40703), filed with the Securities and Exchange Commission on March 20, 2025).

10.16*+	First Amendment to the Employment Agreement of Timothy Lee, by and between the Registrant and Timothy Lee, dated January 31, 2026.
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

10.20†

Amendment Number One to the Collaboration Agreement by and between the Registrant and Adimab, LLC, dated November 18, 2022 (incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K (File No. 001-40703), filed with the Securities and Exchange Commission on March 23, 2023).

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

10.26†

Clinical Master Services Agreement by and between the Registrant and WuXi Biologics (Hong Kong) Limited, dated July 21, 2020 (incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K (File No. 001-40703), filed with the Securities and Exchange Commission on March 23, 2023).

10.27

Controlled Equity OfferingSM Sales Agreement by and between the Registrant and Cantor Fitzgerald & Co., dated December 22, 2023 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40703), filed with the Securities and Exchange Commission on December 22, 2023).

10.28†

Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, a Division of First-Citizens Bank & Trust Company, dated April 18, 2025 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40703), filed with the Securities and Exchange Commission on April 21, 2025).

19.1*	Insider Trading Prevention Policy of the Registrant.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVIVYD, INC.

Date: March 5, 2026	By:	/s/ William Duke, Jr.
William Duke, Jr.
Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William Duke, Jr.	Chief Financial Officer	March 5, 2026
William Duke, Jr.	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Marc Elia	Chairman of the Board of Directors	March 5, 2026
Marc Elia

/s/ Tamsin Berry	Director	March 5, 2026
Tamsin Berry

/s/ Paul B. Bolno, M.D.	Director	March 5, 2026
Paul B. Bolno, M.D.

/s/ Terrance McGuire	Director	March 5, 2026
Terrance McGuire

/s/ Kevin F. McLaughlin	Director	March 5, 2026
Kevin F. McLaughlin

/s/ Ajay Royan	Director	March 5, 2026
Ajay Royan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Invivyd, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Invivyd, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, of stockholders' equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

March 5, 2026

We have served as the Company’s auditor since 2021.

INVIVYD, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$226,689	$69,349
Accounts receivable, net(1)	13,919	10,906
Prepaid expenses and other current assets	6,859	20,426
Total current assets	247,467	100,681
Inventory	25,499	25,907
Property and equipment, net	1,365	1,508
Operating lease right-of-use assets	2,442	1,385
Other non-current assets	110	34
Total assets	$276,883	$129,515
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,744	$10,448
Accrued expenses (2)	19,053	50,197
Operating lease liabilities	1,314	1,304
Other current liability	52	27
Total current liabilities	34,163	61,976
Operating lease liabilities, non-current	1,180	—
Total liabilities	35,343	61,976
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock (undesignated), $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding at December 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized, 281,987,033 shares issued and outstanding at December 31, 2025; 119,835,162 shares issued and outstanding at December 31, 2024	28	12
Additional paid-in capital	1,196,036	969,526
Accumulated other comprehensive loss	(41)	(5)
Accumulated deficit	(954,483)	(901,994)
Total stockholders’ equity	241,540	67,539
Total liabilities and stockholders’ equity	$276,883	$129,515
(1)
Includes an allowance for doubtful accounts of $323 and $0 for the years ended December 31, 2025 and 2024, respectively.
(2)
Includes related-party amounts of $703 and $1,274 for the years ended December 31, 2025 and 2024, respectively (see Note 15).

The accompanying notes are an integral part of these consolidated financial statements.

INVIVYD, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,	Year Ended December 31,
	2025	2024
Revenue:
Product revenue, net	$53,426	$25,384
Total revenue	53,426	25,384
Operating costs and expenses:
Cost of product revenue(1)	3,747	1,618
Research and development(2)	38,308	137,254
Selling, general and administrative	66,931	63,388
Total operating costs and expenses	108,986	202,260
Loss from operations	(55,560)	(176,876)
Other income:
Other income, net	3,071	6,951
Total other income, net	3,071	6,951
Net loss	(52,489)	(169,925)
Other comprehensive income (loss)
Unrealized (loss) gain, net of tax	(36)	8
Comprehensive loss	$(52,525)	$(169,917)
Net loss per share attributable to common stockholders, basic and diluted	$(0.30)	$(1.43)
Weighted-average common shares outstanding, basic and diluted	172,212,902	118,555,073

(1)
Includes related-party amounts of $2,137 and $1,027 for the years ended December 31, 2025 and 2024, respectively (see Note 15).
(2)
Includes related-party amounts of $4,557 and $4,546 for the years ended December 31, 2025 and 2024, respectively (see Note 15).

The accompanying notes are an integral part of these consolidated financial statements.

INVIVYD, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balances at December 31, 2024	119,835,162	$12	—	$—	$969,526	$(5)	$(901,994)	67,539
Stock-based compensation expense	—	—	—	—	11,643	—	—	11,643
Exercise of stock options	292,273	—	—	—	411	—	—	411
Issuance of common stock upon restricted stock units vesting	561,000	—	—	—	—	—	—	—
Common stock issued in connection with at-the-market offering, net	23,055,402	2	—	—	32,544	—	—	32,546
Pre-funded warrants issued in connection with public offering, net	—	—	—	—	26,095	—	—	26,095
Common stock issued in connection with public offering, net	137,909,480	14	—	—	155,563	—	—	155,577
Issuance of common stock under the employee stock purchase plan	333,716		—	—	254	—	—	254
Unrealized loss, net of tax	—	—	—	—	—	(36)	—	(36)
Net loss	—	—	—	—	—	—	(52,489)	(52,489)
Balances at December 31, 2025	281,987,033	28	—	—	1,196,036	(41)	(954,483)	241,540

The accompanying notes are an integral part of these consolidated financial statements.

INVIVYD, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2023	110,160,684	$11	—	$—	$909,539	$(13)	$(732,069)	$177,468
Stock-based compensation expense	—	—	—	—	20,288	—	—	20,288
Issuance of common stock, net of issuance costs	9,000,000	1	—	—	39,056	—	—	39,057
Exercise of stock options	468,355				420			420
Issuance of common stock under the employee stock purchase plan	206,123	—	—	—	223	—	—	223
Unrealized gain, net of tax	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	(169,925)	(169,925)
Balances at December 31, 2024	119,835,162	12	—	—	969,526	(5)	(901,994)	67,539

The accompanying notes are an integral part of these consolidated financial statements.

INVIVYD, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(52,489)	$(169,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	11,643	19,788
Amortization of operating lease right-of-use assets	1,352	1,647
Depreciation and amortization expense	755	1,466
Other non-cash adjustments	298	—
Changes in operating assets and liabilities:
Accounts receivable	(3,337)	(10,906)
Inventory	(373)	(24,889)
Prepaid expenses and other current assets	12,924	3,185
Other non-current assets	(77)	141
Accounts payable	3,211	2,423
Accrued expenses	(30,847)	8,950
Operating lease liabilities	(1,218)	(1,663)
Other current liabilities	23	(8)
Other non-current liabilities	—	(700)
Net cash used in operating activities	(58,135)	(170,491)
Cash flows from investing activities:
Purchases of property and equipment	(155)	(140)
Net cash used in investing activities	(155)	(140)
Cash flows from financing activities:
Proceeds from exercises of stock options	411	420
Proceeds from issuance of common stock under the employee stock purchase plan	254	223
Proceeds from at-the-market offering, net of commissions	33,400	39,285
Proceeds from underwritten public offering, net of underwriting discounts and commissions	182,534	—
Payments for at-the-market offering costs	(336)	(597)
Payments for underwritten public offering costs	(633)	—
Net cash provided by financing activities	215,630	39,331
Effect of exchange rate changes on cash and cash equivalents	—	8
Net increase (decrease) in cash and cash equivalents	157,340	(131,292)
Cash and cash equivalents at beginning of period	69,349	200,641
Cash and cash equivalents at end of period	$226,689	$69,349
Supplemental disclosure of cash flow information
Deferred offering costs in accrued expenses	$171	$—
Deferred offering costs in accounts payable	$88	$71
Property and equipment included in accrued expenses	$206	$—
Property and equipment included in accounts payable	$33	$—

The accompanying notes are an integral part of these consolidated financial statements.

INVIVYD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Basis of Presentation

Invivyd, Inc. (the “Company”) is a biopharmaceutical company focused on the discovery, development and commercialization of monoclonal antibody (“mAb”) therapies for the prevention and treatment of serious viral infectious diseases, beginning with SARS-CoV-2, the virus that causes COVID-19, and expanding into other high-need indications, such as respiratory syncytial virus (“RSV”) and measles.

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

In January 2024, the Company nominated VYD2311, a next generation mAb candidate for COVID-19, as a drug candidate. VYD2311 is a mAb with high in vitro neutralization potency shown against prominent SARS-CoV-2 variants tested to date. In October 2025, the Company announced that the FDA cleared the Company’s its Investigational New Drug (“IND”) application for VYD2311 and provided feedback to advance the Company’s REVOLUTION clinical program, Invivyd’s development program for VYD2311. The REVOLUTION clinical program includes two clinical trials, DECLARATION and LIBERTY. In December 2025, the Company initiated DECLARATION, which is a Phase 3 randomized, triple-blind, placebo-controlled clinical trial to evaluate VYD2311 safety and efficacy in prevention of symptomatic, RT-PCR-confirmed COVID-19 at three months, with either a single dose or monthly doses of VYD2311, each administered via intramuscular injection, compared to placebo. DECLARATION is designed to support potential Biologics License Application (“BLA”) submission, with top-line data anticipated in mid-2026. In February 2026, the Company announced alignment with the FDA on LIBERTY, which is designed as a Phase 3, randomized, double-blind clinical trial to evaluate the safety, serum virus neutralizing antibody responses, and pharmacokinetics of (1) VYD2311, (2) an mRNA COVID vaccine, and (3) co-administered VYD2311 with an mRNA COVID vaccine. The FDA has granted “Fast Track” designation for VYD2311 for the prevention of COVID-19 in individuals with underlying risk factors for progression to severe disease. Fast Track designation is a process designed to facilitate the development and expedite the regulatory review of drugs to treat serious conditions and fill an unmet medical need, including eligibility for priority review and rolling review of BLA submissions, if specified criteria are met.

In addition to the Company’s COVID-19 programs, in November 2025, the Company announced the selection of VBY329, a potential best-in-class mAb candidate being developed for the prevention of RSV infections in neonates, infants and children. The Company expects to advance VBY329 toward IND readiness in the second half of 2026. Through the Company’s proprietary technology platform, the Company continues to investigate additional mAbs for protection and treatment of other important infectious diseases, such as measles. The Company is targeting identification of a preclinical mAb candidate for treatment and prevention of measles in the first half of 2026.

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

Substantial Doubt about Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has primarily funded its operations with proceeds from sales of convertible preferred stock, proceeds from the Company’s initial public offering (“IPO”), net proceeds received from shares of common stock sold under the Sales Agreement (as defined below) and net proceeds received from shares of common stock and pre-funded warrants sold under the Underwriting Agreements (as defined below). After receiving EUA in March 2024, the Company has also funded its operations from sales of PEMGARDA.

The Company has incurred recurring losses and negative cash flows from operations since its inception, including a net loss of $52.5 million for the year ended December 31, 2025. As of December 31, 2025, the Company had an accumulated deficit of $954.5 million. The Company may continue to generate operating losses for the foreseeable future.

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

The accompanying consolidated financial statements include the accounts of Invivyd, Inc. and its wholly owned subsidiaries, Invivyd Security Corporation and Invivyd Netherlands B.V. All intercompany accounts and transactions have been eliminated in consolidation. The Company views its operations and manages its business in one operating segment, which is the business of discovering, developing and commercializing differentiated products for the prevention and treatment of infectious diseases.

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

As of December 31, 2025, the Company invested its excess cash in money market funds that are subject to minimal credit and market risks. The Company maintains its existing cash and cash equivalents at two accredited financial institutions. From time to time, these deposits may exceed federally insured limits. The Company has not experienced any losses historically in these accounts. Accordingly, the Company does not believe it is exposed to unusual credit risk related to its existing cash and cash equivalents beyond the normal credit risk associated with commercial banking relationships.

The Company is dependent on third-party organizations to manufacture and process its product candidates for its research and development programs. In particular, the Company relies on third-party contract manufacturers to produce and process its product candidates and to manufacture supply of its product candidates for preclinical and clinical activities. The Company also currently relies on a third-party contract manufacturer for commercial supply, including both drug substance and drug product (see Note 9). The Company expects to continue to be dependent on a small number of third-party organizations to supply it with its requirements for all product candidates. The Company’s research and development programs, including any associated commercialization efforts, could be adversely affected by a significant interruption in the supply of the necessary materials.

The Company is dependent on a limited number of third parties that provide license rights used by the Company in the development and commercialization of its product candidates and programs. Through December 31, 2025, the Company’s research and development programs primarily relate to rights conveyed by Adimab, LLC (“Adimab”) (see Note 7). The Company could experience delays in the development and commercialization of its product candidates and programs if the Adimab agreements or any other license agreement utilized in the Company’s research and development activities is terminated, if the Company fails to meet the obligations required under its arrangements, or if the Company is unable to successfully secure new strategic alliances or licensing agreements.

During the year ended December 31, 2025, the Company’s net product revenue was generated from sales to third-party specialty distributors, infusion centers and healthcare providers in the U.S. (see “Revenue Recognition” for additional information). The following summarizes customers that represent 10% or greater of our consolidated total gross revenue:

	Year Ended December 31,	Year Ended December 31,
	2025	2024
Specialty distributor 1	46%	42%
Specialty distributor 2	23%	24%
Specialty distributor 3	17%	13%
Third-party logistic distribution agent	*	19%

* Represents less than 10% and/or not a customer in the applicable year

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the acquisition date to be cash equivalents.

Accounts Receivable, net

Accounts receivable, net as of December 31, 2025 consisted of $13.9 million of PEMGARDA product sales to third-party specialty distributors, infusion centers, healthcare providers and provider institutions. Three third-party specialty distributors accounted for 44%, 22% and 20%, respectively, of the Company’s gross accounts receivable balance as of December 31, 2025. Three third-party specialty distributors accounted for 53%, 27% and 17%, respectively, of the Company’s accounts receivable balance as of December 31, 2024. The Company evaluates the collectability of accounts receivable on a regular basis, by reviewing the financial condition and payment history of customers. As of December 31, 2025, the Company recorded an allowance for doubtful accounts of $0.3 million related to one direct customer.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. The Company continually evaluates long-lived assets for potential impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares the carrying values of the asset group to the expected future undiscounted cash flows that the asset group is expected to generate from the use and eventual disposition of the long-lived asset group. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. If such asset group is considered to be impaired, the impairment loss to be recognized would be based on the excess of the carrying value of the impaired asset group over its fair value. The Company did not recognize any impairment losses on long-lived assets during the years ended December 31, 2025 and 2024.

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

Right-of-use assets represent the Company’s right to use an underlying asset over the lease term and lease liabilities represent the Company’s obligation to make lease payments under the arrangement. The Company measures its lease liabilities as the present value of the lease payments, discounted using an incremental borrowing rate, as interest rates implicit in lease arrangements are generally not readily determinable. The Company measures its right-of-use assets as the present value of its lease payments at the commencement date, adjusted for prepaid rent payments. The incremental borrowing rate represents the interest rate at which the Company could borrow an amount equal to the lease payments on a fully collateralized basis, over a similar term, in a similar economic environment. The Company recognizes rent expense for operating leases on a straight-line basis. The Company recognizes variable lease expenses as incurred.

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

Product Revenue, Net

Following the Company’s receipt of an EUA from the FDA for PEMGARDA in March 2024, the Company began generating product revenue from sales of PEMGARDA in April 2024.

The Company sells PEMGARDA in the United States primarily to third-party specialty distributors and directly to a small number of infusion centers, healthcare providers and provider institutions. Revenue is recognized when or as performance obligations are satisfied by transferring control of promised goods to a customer, generally upon delivery, based on an amount that reflects the consideration to which the Company expected to be entitled. The Company did not have any contract liabilities at December 31, 2025, as the Company did not receive any payments in advance of satisfying its performance obligations to its customers.

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

Trade Discounts, Group Purchase Organization and Distributor Fees

The Company provides customary discounts on PEMGARDA sales for prompt payment, the terms of which are explicitly stated in its contracts. The Company also pays fees to specialty distributors for sales order management, data, and distribution services, as well as fees to group purchasing organizations (“GPO”) for administrative services, the terms of which are also explicitly stated in its contracts. Such fees are not for a distinct good or service and, accordingly, are recorded as a reduction of revenue, as well as a reduction to accounts receivable (trade discounts) or as a component of accrued expenses (distributor and GPO fees).

Chargebacks

The Company is subject to discount obligations under its contracts with the U.S. Department of Veterans Affairs and GPOs where pricing on PEMGARDA is extended below wholesaler list price to participating entities and GPO members. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included as a component of accrued expenses.

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

Stock-Based Compensation

The Company grants stock-based awards to employees, directors and non-employee consultants in the form of stock options to purchase shares of its common stock. The Company measures stock options with service-based vesting granted to employees, non-employees and directors based on the fair value on the date of grant using the Black-Scholes option-pricing model. The Company has primarily issued awards with service-based vesting conditions through December 31, 2025.

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

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more likely than not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties. The Company had no amounts accrued for interest and penalties on its consolidated balance sheets as of December 31, 2025 and 2024.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2025 and 2024, the Company's only element of other comprehensive loss was foreign currency translation adjustments.

Net Loss per Share

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss per share attributable to common stockholders is computed by adjusting net loss attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, including potential dilutive common shares.

As discussed in Note 10, the Company issued and sold pre-funded warrants to purchase up to an aggregate of 27,342,442 shares of common stock at an average purchase price of $1.5099 per pre-funded warrant (representing the average $1.51 per share purchase price less the exercise price of $0.0001 per pre-funded warrant share). Since the $0.0001 exercise price per pre-funded warrant share represents little consideration and is non-substantive in relation to the purchase price of $1.5099 per pre-funded warrant, and as the pre-funded warrants are exercisable at any time after their original issuance with no further vesting conditions or contingencies associated with them, the shares underlying the pre-funded warrants are therefore included in the calculation of basic net loss per common share.

The Company has generated a net loss for each of the periods presented. Accordingly, basic and diluted net loss per share attributable to common stockholders are the same because the inclusion of the potentially dilutive securities would be anti-dilutive.

Recently Issued and Adopted Accounting Pronouncements

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and may remain an emerging growth company until December 31, 2026. However, if certain events occur prior to the end of such five-year period, including if it becomes a “large accelerated filer,” its annual gross revenues exceeds $1.235 billion or it issues more than $1.0 billion of non-convertible debt in the previous three-year period, it will cease to be an emerging growth company prior to December 31, 2026. For so long as the Company remains an emerging growth company, it is permitted and intends to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. For example, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 modifies the rules on income tax disclosures to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. The amendments are intended to address investors’ requests for income tax disclosures that provide more information to help them better understand an entity’s exposure to potential changes in tax laws and the ensuing risks and opportunities and to assess income tax information that affects cash flow forecasts and capital allocation decisions. The guidance also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The guidance is effective for the Company for the annual period beginning after December 15, 2024. The Company prospectively adopted ASU 2023-09 in the fourth quarter of 2025. Refer to Note 12 for additional information.

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

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2025:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$224,172	$—	$—	$224,172
	$224,172	$—	$—	$224,172

	Fair Value Measurements at December 31, 2024:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$68,345	$—	$—	$68,345
	$68,345	$—	$—	$68,345

The money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy.

There were no changes to the valuation methods during the years ended December 31, 2025 or 2024.

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers into or out of Level 1, Level 2 or Level 3 fair value measurements during the years ended December 31, 2025 or 2024.

4. Inventory

The following table presents non-current inventories (in thousands):

	December 31, 2025	December 31, 2024
Work in process	$20,769	$20,769
Finished goods	4,730	5,138
	$25,499	$25,907

As of December 31, 2025, $0.3 million of finished goods inventory was classified as a current asset and included within prepaid and other current assets in the consolidated balance sheet. Please refer to Note 5 for additional information.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Prepaid external research, development and manufacturing costs	$3,442	$15,264
Prepaid insurance	1,024	1,173
Other	1,454	3,726
Interest receivable	676	263
Finished goods inventory, current	263	—
	$6,859	$20,426

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Accrued external research, development and manufacturing costs	$6,616	$41,680
Accrued professional and consultant fees	2,778	2,199
Accrued employee compensation	5,749	3,916
Accrued inventory	—	518
Other	3,910	1,884
	$19,053	$50,197

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

Amounts paid with respect to services performed by Adimab on the Company’s behalf under the Adimab Assignment Agreement are recognized as research and development expense as such amounts are incurred. During the years ended December 31, 2025 and 2024, the Company did not recognize any research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Assignment Agreement. Please refer to Note 15 for additional information.

The Company is obligated to pay Adimab up to $16.5 million upon the achievement of specified development and regulatory milestones for the first Product under the agreement that achieves such specified milestones and up to $8.1 million upon the achievement of specified development and regulatory milestones for the second Product under the agreement that achieves such specified milestones. The maximum aggregate amount of milestone payments payable under the agreement for any and all Products is $24.6 million, of which a total of $11.1 million has been achieved and paid as of December 31, 2025; however, milestone payments do not accrue for certain in vitro diagnostic devices consisting of or containing CoV Antibodies.

The next potential milestone under the Adimab Assignment Agreement is a low single-digit million-dollar regulatory milestone, which was not considered probable under U.S. GAAP and therefore, no expense was recognized as of December 31, 2025.

During the years ended December 31, 2025 and 2024, the Company did not recognize any in-process research and development (“IPR&D”) expense with respect to contingent consideration payable under the Adimab Assignment Agreement. Except for milestone payments of $11.1 million incurred through December 31, 2023, no other milestone payments have been paid to or have been earned by Adimab through December 31, 2025.

The Company is obligated to pay Adimab royalties of a mid-single-digit percentage based on net sales of any Products, beginning upon the first commercial sale of a Product in accordance with the Adimab Assignment Agreement. The royalty rate is subject to reductions specified under the agreement. Royalties are due on a Product-by-Product and country-by-country basis beginning upon the first commercial sale of each Product and ending on the later of (i) 12 years after the first commercial sale of such Product in such country and (ii) the expiration of the last valid claim of a patent covering such Product in such country (the “Royalty Term”). During the year ended December 31, 2025, the Company expensed $2.1 million of royalties, while reserving all rights under the Adimab Assignment Agreement and the applicable law. During the year ended December 31, 2024, the Company expensed $1.0 million of royalties, while reserving all rights under the Adimab Assignment Agreement and the applicable law. In addition, the Company is obligated to pay Adimab royalties of a specified percentage in the range of 45% to 55% of any compulsory sublicense consideration received by the Company in lieu of certain royalty payments.

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

The Company agreed to pay Adimab a quarterly fee of $1.3 million, which could be cancelled at the Company’s option at any time. For so long as the Company was paying such quarterly fee (or earlier if (i) the Company experienced a change of control after the third anniversary of the Adimab Collaboration Agreement or (ii) Adimab owned less than a specified percentage of the Company’s equity), Adimab and its affiliates agreed not to assist or direct certain third parties to discover or optimize antibodies intended to bind to coronaviruses or influenza viruses. Under the Adimab Collaboration Agreement, the Company could also elect to decrease the scope of Adimab’s exclusivity obligations and obtain a corresponding decrease in the quarterly fee. In December 2023, the Company elected to decrease the scope of Adimab’s exclusivity obligations to cover only coronaviruses and obtained a corresponding decrease in the quarterly fee. Effective January 2024, the Company became obligated to pay Adimab a quarterly fee of $0.6 million. For both of the years ended December 31, 2025 and 2024, the Company recognized $2.4 million of research and development expense related to the quarterly fee.

For each agreed upon research program that is commenced, the Company is obligated to pay Adimab quarterly for its services performed during a given research program at a specified full-time equivalent rate; a discovery delivery fee of $0.2 million; and an optimization completion fee of $0.2 million. For each option exercised by the Company to commercialize a specific research program, the Company is obligated to pay Adimab an exercise fee of $1.0 million. Amounts paid with respect to services performed by Adimab on the Company’s behalf in each of the research programs under the Adimab Collaboration Agreement are recognized as research and development expense as such amounts are incurred and services are rendered. During both the years ended December 31, 2025 and 2024, the Company did not recognize any research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Collaboration Agreement. During the years ended December 31, 2025 and 2024, the Company did not recognize any IPR&D expense. Please refer to Note 15 for additional information.

The Company is obligated to pay Adimab up to $18.0 million upon the achievement of specified development and regulatory milestones for each product under the Adimab Collaboration Agreement that achieves such milestones. The next potential milestone under the Adimab Collaboration Agreement is a low single-digit million-dollar clinical milestone, which was not considered probable under U.S. GAAP and therefore, no expense was recognized as of December 31, 2025 and 2024. The Company is also obligated to pay Adimab royalties of a mid-single-digit percentage based on net sales of any product under the Adimab Collaboration Agreement, subject to reductions for third-party licenses. The royalty term will expire for each product on a country-by-country basis upon the later of (i) 12 years after the first commercial sale of such product in such country and (ii) the expiration of the last valid claim of any patent claiming composition of matter or method of making or using any antibody identified or optimized under the Adimab Collaboration Agreement in such country.

In addition, the Company is obligated to pay Adimab for Adimab’s performance of certain validation work with respect to certain antigens acquired from a third party. In consideration for this work, the Company is obligated to pay Adimab royalties of a low single-digit percentage based on net sales of products that contain such antigens for the same royalty term as antibody-based products, but the Company is not obligated to make any milestone payments for such antigen products. Through December 31, 2025, no royalty payments have been paid to or have been earned by Adimab under the Adimab Collaboration Agreement.

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

The Company is obligated to pay Adimab an annual fee of single digit millions on each of the first four anniversaries of the Adimab Platform Transfer Agreement Effective Date, which allows the Company to receive material improvements to the platform technology, including materially improved antibody optimization libraries, updates that provide new functionality to the platform, and software upgrades, from Adimab through June 2027. The first annual fee became due in September 2023 and was paid in October 2023. During both the years ended December 31, 2025 and 2024, the Company recognized $2.0 million of R&D expense related to the annual fees. Beginning in July 2027 and ending in June 2042, unless terminated earlier, the Company has the option to receive additional material improvements to the platform technology from Adimab, subject to a commercially reasonable fee to be negotiated by the parties.

The Company is obligated to pay Adimab up to $9.5 million upon the achievement of specified development and regulatory milestones for each product under the Adimab Platform Transfer Agreement that achieves such milestones. The next potential milestone under the Adimab Platform Transfer Agreement is a mid-six-digit dollar preclinical milestone, which was not considered probable under U.S. GAAP and therefore, no expense was recognized as of December 31, 2025.

In addition, the Company is obligated to pay Adimab royalties of a low single-digit percentage based on net sales of products containing an antibody discovered, engineered or optimized using Adimab’s platform technology, subject to reductions specified under the Adimab Platform Transfer Agreement. Royalties are due on a product-by-product and country-by-country basis. The royalty term will expire for each product on a country-by-country basis upon the later of (i) 12 years after the first commercial sale of such product in such country and (ii) the expiration of the last valid claim of a program antibody patent for covering the program antibody contained in such product in such country. Through December 31, 2025, no royalty payments have been paid to or have been earned by Adimab under the Adimab Platform Transfer Agreement.

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

WuXi Biologics Cell Line License Agreement

In December 2020, as amended in February 2023, March 2024 and March 2026, the Company entered into a Cell Line License Agreement with WuXi Biologics (Hong Kong) Limited (“WuXi Biologics”) (the “Cell Line License Agreement”), under which WuXi Biologics granted to the Company a non-exclusive, non-transferable, worldwide, royalty-bearing, sublicensable license to certain of its intellectual property, including certain patent rights associated with a proprietary cell line developed by WuXi Biologics for the exploitation of certain recombinant antibodies developed using such proprietary cell line (each, a “Licensed Product”). Each Licensed Product generated under the arrangement will be produced from a transformed or transfected version of the proprietary cell line derived by WuXi Biologics (each of such transformed or transfected cell lines, a “Licensed Cell Line”).

In December 2020, the Company recognized an upfront fee of $0.2 million upon completion of cell bank generation for the first Licensed Cell Line created under the Cell Line License Agreement.

The Company is also obligated to pay royalties in the range of less than 1.0% to WuXi Biologics based on net sales of any Licensed Products manufactured by the Company or a third party on its behalf. However, if the Company uses WuXi Biologics to manufacture all of its commercial supplies for Licensed Products, no royalties would be owed by the Company to WuXi Biologics for net sales of Licensed Products. The Company has an option to buy out its royalty obligations on a Licensed Cell Line-by-Licensed Cell Line basis with respect to certain Licensed Products by making a one-time payment in the low eight-figures to WuXi Biologics and with respect to certain other Licensed Products by making a one-time payment in the middle-seven figures to WuXi Biologics. Royalties are due on a Licensed Product-by-Licensed Product basis commencing on the date of the first commercial sale of the applicable product and continuing for so long as the Company commercializes Licensed Products or, if earlier, until the Company exercises its option to buy out the royalty obligations. The royalty obligation shall be waived to the extent the royalty obligation is derived or arising from a Licensed Product sold in the U.S. if the

Company’s ability to have such Licensed Product manufactured by WuXi Biologics becomes materially restricted due to certain government actions, with such waiver continuing for so long as such government action continues. Through December 31, 2025, no royalties had become due to WuXi Biologics.

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

The Company concluded that the Cell Line License Agreement represented an asset acquisition of IPR&D with no alternative future use. The Cell Line License Agreement did not qualify as a business combination because substantially all of the fair value of the assets acquired was concentrated in a single asset. The Company did not recognize any IPR&D expense under the Cell Line License Agreement during the years ended December 31, 2025 or 2024.

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

During the years ended December 31, 2025 and 2024, the Company did not recognize any research and development expense related to the cash compensation paid to PHP. Please refer to Note 15 for additional information.

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

For purposes of the PHP Warrant, the term “Market Capitalization” means, with respect to a particular trading day, the total value of the outstanding shares of the Company’s common stock on such date, calculated by multiplying the Company’s volume weighted-average price for the ten (10) trading days immediately preceding such date by the Company’s total number of outstanding shares of the Company’s common stock as reflected in (i) the Company’s most recent periodic or annual report filed with the SEC (e.g., Annual Report on Form 10-K or Quarterly Report on Form 10-Q), as the case may be, (ii) a more recent public announcement by the Company or (iii) a more recent written notice by the Company or the Company’s transfer agent setting forth the number of shares of the Company's common stock outstanding. As of December 31, 2025, no portion of the PHP Warrant had vested.

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

In February 2026, the Company further amended the Newton, MA Lease to add additional dedicated laboratory space, which commenced on March 1, 2026. The amendment provides for incremental annual base rent of $0.3 million for the remainder of the lease term, through December 2027. As the modification had not commenced as of December 31, 2025, no right-of-use asset or lease liability has been recorded in the accompanying financial statements.

In May 2025, the Company entered into a short-term lease agreement for approximately 13,600 square feet of office space in New Haven, Connecticut, with an original term of 12 months. The Company has elected the short-term lease recognition exemption under ASC Topic 842 – Leases and therefore has not recognized a right-of-use asset or lease liability on the balance sheet. As of December 31, 2025, base rent charges of less than $0.1 million were incurred.

In January 2026, the Company entered into an agreement to lease approximately 33,000 square feet of office space in New Haven, Connecticut. The term of the lease will commence after the later of (i) the date on which landlord improvements to the premises are deemed to be substantially completed, or (ii) the delivery of the lender consent package. The lease has an initial term of one hundred twenty-nine months, measured from the lease commencement date. The Company’s obligation for the payment of rent for the premises begins six months after the lease commencement date and total future minimum lease payments are expected to be $10.9 million. The lease includes a tenant improvement allowance of approximately $1.0 million.

The New Haven, CT lease requires the Company to provide a security deposit of $1.0 million in the form of a letter of credit, which will be reduced by 50% following the first twelve months of rent payments.

As the New Haven, CT lease had not commenced as of December 31, 2025, no right-of-use asset or lease liability has been recorded in the accompanying financial statements.

The components of operating lease expense were as follows (in thousands):

	For the Year Ended December 31,	For The Year Ended December 31,
	2025	2024
Lease cost:
Operating lease cost	$1,468	$1,754
Variable lease cost	6	14
Total lease cost	$1,474	$1,768

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$1,335	$1,741

Future minimum lease payments under the noncancelable leases as of December 31, 2025 was as follows (in thousands):

Year Ending December 31,	Operating Lease
2026	$1,320
2027	$1,320
Total lease payments	2,640
Present value adjustment	(146)
Present value of operating lease liability	$2,494

As of December 31, 2025, the Company’s operating leases were measured using a weighted-average incremental borrowing rate of 6.0% over a weighted-average remaining lease term of 2.0 years.

As of December 31, 2024, the Company’s operating leases were measured using a weighted-average incremental borrowing rate of 6.0% over a weighted-average remaining lease term of 0.9 years.

The total operating liabilities are presented on the Company’s consolidated balance sheet based on maturity dates. $1.3 million is classified under “operating lease liabilities, current” for the portion due within twelve months, and $1.2 million classified under “operating lease liabilities, non-current” as of December 31, 2025.

License Agreements

The Company has entered into license agreements with Adimab and WuXi Biologics (see Note 7).

Manufacturing Agreements

In July 2020, the Company entered into a clinical Master Services Agreement with WuXi Biologics, which was amended in March 2026 (as amended, the “Clinical Master Services Agreement”). The Clinical Master Services Agreement outlines the terms and conditions under which WuXi Biologics coordinates biologics development and clinical manufacturing services for the Company.

In December 2020, the Company entered into a Commercial Manufacturing Services Agreement with WuXi Biologics, which was amended and restated in August 2021, further amended and restated in September 2023 and amended in March 2026 (as amended and restated and subsequently amended, the “Commercial Manufacturing Agreement”). The Commercial Manufacturing Agreement outlines the terms and conditions under which WuXi Biologics manufactures drug substance and drug product for commercial use.

During the year ended December 31, 2025, the Company committed to noncancelable purchase obligations related to commercial drug substance and drug product manufacturing under the Commercial Manufacturing Agreement. As of December 31, 2025, the total remaining contractually binding commercial drug substance and drug product purchase obligations due to WuXi Biologics was $10.6 million, which was included in accounts payable and accrued expenses. The remaining contractually binding purchase obligation and was paid in January 2026.

During the year ended December 31, 2025, the Company committed to noncancelable purchase obligations related to the procurement of materials to be used in future drug substance and drug product manufacturing under the Commercial Manufacturing Agreement. As of December 31, 2025, the total remaining contractually binding purchase obligations due to WuXi Biologics was $3.5 million, which was included in accounts payable and accrued expenses. The remaining contractually binding purchase obligation was paid in January 2026.

Unless earlier terminated, the Commercial Manufacturing Agreement remains in effect until March 1, 2036, subject to renewal as may be agreed by the parties. Either party may terminate the agreement upon the breach or default by the other party, other than a non-payment breach, that is not timely cured after notice thereof. Both parties are also entitled to terminate the Commercial Manufacturing Agreement if the other party becomes insolvent or is the subject of a petition in bankruptcy or of any other related proceeding or event. Either party may terminate either the Commercial Manufacturing Agreement in its entirety, or an individual order, (i) to the extent the other party suffers a force majeure event that is continuing for a predefined period of time and (ii) if the other party fails to make a payment when due under the arrangement and such non-payment is not timely cured after notice thereof. With advance notice, the Company may terminate the Commercial Manufacturing Agreement or an individual order for convenience. The Company may terminate the Commercial Manufacturing Agreement effective immediately if any new or existing law, rule, regulation, guideline or order prevents the Company from being able to enter into or maintain a contract with a U.S. governmental entity, or from receiving grant funds from such entity, or affects the Company’s ability to obtain government insurance coverage of any product under the Commercial Manufacturing Agreement, in each case, as a result of WuXi Biologics providing services to the Company under the Commercial Manufacturing Agreement or being a party to the Commercial Manufacturing Agreement. Until regulatory approval and future economic benefit is probable, the Company will continue to expense costs related to batches manufactured under the Commercial Manufacturing Agreement.

Other Contracts

The Company enters into agreements with third parties in the ordinary course of business for various products and services, including those related to research, preclinical and clinical operations, manufacturing and support, supply chain, and distribution. These contracts do not contain any material minimum purchase commitments. Certain of these agreements provide for termination rights subject to the payment of termination fees and/or wind-down costs. Under such agreements, the Company is contractually obligated to make certain payments to vendors upon early termination, primarily to reimburse them for their unrecoverable outlays incurred prior to cancellation as well as any amounts owed by the Company prior to early termination. The actual amounts the Company could pay in the future to the vendors under such agreements may differ from the purchase order amounts due to cancellation provisions. The termination fees were not probable of payment as of December 31, 2025 and 2024.

Legal Proceedings

From time to time, the Company may become involved in legal proceedings or other litigation relating to claims arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and estimated exposure amount. Legal fees and other costs associated with such proceedings are expensed as incurred. As of December 31, 2025, the Company was not a party to any material legal proceedings.

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

Loan Agreement

On April 18, 2025, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as lender (the “Lender”). The Loan Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $30 million (the “Term Facility”) consisting of (a) Term A Loans in an aggregate principal amount of up to $10 million, which shall be available to be drawn from and after August 15, 2025 through December 31, 2026 upon compliance with certain financial covenants and conditions, (b) Term B Loans in an aggregate principal amount of up to $10 million, which shall be available to be drawn during the period commencing on the date of the achievement of certain net product revenue milestones and ending on June 30, 2027, and (c) Term C Loans in an aggregate principal amount of up to $10 million, which shall be available to be drawn during the period commencing on the date of the achievement of certain net product revenue milestones and ending on June 30, 2027. The proceeds of the Term Facility may be used for working capital and general business purposes. As of December 31, 2025, the

Company had not satisfied certain financial covenants and conditions, including the net product revenue milestone required to be eligible to access proceeds from the Term Facility. Accordingly, as of December 31, 2025, no amounts have been drawn down under the Loan Agreement.

The loans under the Term Facility are due and payable on March 1, 2029 and bear interest that is payable monthly, commencing with the month in which any loans are funded under the Term Facility, in arrears at a per annum rate, subject to increase during an Event of Default (as defined in the Loan Agreement), equal to the greater of (x) the Wall Street Journal prime rate minus 0.25%, subject to a 9.00% cap, and (y) 6.00%. Commencing on April 1, 2027, which date may be extended to April 1, 2028 upon the achievement of certain net product revenue milestones (the “Interest-Only Period Extension”), the Company will be required to repay the principal of the Term Facility in 24 consecutive equal monthly installments or, in the case of the Interest-Only Period Extension, 12 consecutive equal monthly installments. At maturity, or if earlier prepaid, the Company will also be required to pay a final payment fee equal to 4.50% of the aggregate principal amount of the loans advanced under the Term Facility. The Loan Agreement provides for an unused term loan commitment fee equal to 1.00% of the Term Facility upon the earliest to occur of (a) July 1, 2027, (b) the occurrence of an Event of Default under the Loan Agreement and (c) the termination of the Loan Agreement; provided, that such fee will be waived by the Lender in the event that the Company has requested and the Lender has funded any loans under the Term Facility prior to such date.

10. Common Stock

Shares Reserved for Future Issuance

As of December 31, 2025 the Company had reserved 36,121,835 shares of common stock for the exercise of outstanding stock options, the vesting of outstanding restricted stock units (“RSUs”) and the issuance of awards available for grant under the Company’s 2020 Equity Incentive Plan, 2021 Equity Incentive Plan and 2021 Employee Stock Purchase Plan (see Note 11).

Shelf Registration Statement

In September 2022, the Company filed a shelf registration statement on Form S-3 with the SEC and an accompanying base prospectus, which was declared effective by the SEC on October 5, 2022, for the offer and sale of up to $400 million of the Company’s securities (the “2022 Shelf Registration Statement”). The 2022 Shelf Registration Statement expired upon the effectiveness of the 2025 Shelf Registration Statement (as defined below).

In October 2025, the Company filed a new shelf registration statement on Form S-3 with the SEC and an accompanying base prospectus, which was declared effective by the SEC on December 23, 2025, for the offer and sale of up to $350 million of the Company’s securities (the “2025 Shelf Registration Statement”). As of December 31, 2025, excluding the $75 million allocated to the 2025 ATM Prospectus Supplement (as defined below), $275 million of the Company’s securities remained available for offer and sale under the 2025 Shelf Registration Statement.

August 2025 Underwritten Public Offering

In August 2025, the Company completed an underwritten public offering pursuant to an underwriting agreement (the “August Underwriting Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), as representative of the underwriters named therein, pursuant to which it issued and sold an aggregate of 89,234,480 shares of its common stock at a price of $0.52 per share, and pre-funded warrants to purchase up to an aggregate of 21,342,442 shares of common stock at a price of $0.5199 per pre-funded warrant (the “August 2025 Underwritten Public Offering”). The price of $0.5199 per pre-funded warrant represented the $0.52 per share purchase price for the common stock less the exercise price of $0.0001 per pre-funded warrant. The pre-funded warrants are exercisable at any time after their original issuance and will not expire. The Company received total net proceeds of approximately $53.5 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. As of December 31, 2025, there were no exercises of pre-funded warrants.

November 2025 Underwritten Public Offering

In November 2025, the Company completed an underwritten public offering pursuant to an underwriting agreement (the “November Underwriting Agreement” and together with the August Underwriting Agreement, the “Underwriting Agreements”) with Cantor, as representative of the underwriters named therein, pursuant to which it issued and sold an aggregate of 44,000,000 shares of its common stock at a price of $2.50 per share, and pre-funded warrants to purchase up to an aggregate of 6,000,000 shares of common stock at a price of $2.4999 per pre-funded warrant (the “November 2025 Underwritten Public Offering”, and, together with the August 2025 Underwritten Public Offering, the “2025 Underwritten Public Offerings”). The price of $2.4999 per pre-funded warrant represented the $2.50 per share purchase price for the common stock less the exercise price of $0.0001 per pre-funded warrant. The pre-funded warrants are exercisable at any time after their original issuance and will not expire. The Company received total net proceeds of approximately $117.2 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. As of December 31, 2025, there were no exercises of pre-funded warrants.

In December 2025, and in connection with the November 2025 Underwritten Public Offering, Cantor exercised the option pursuant to the November Underwriting Agreement to purchase 4,675,000 additional shares of common stock at the public offering price of $2.50, less underwriting discounts and commissions. In connection with such exercise, the Company received total net proceeds of approximately $10.9 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

ATM Facility

In December 2023, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor, as sales agent and filed with the SEC a prospectus supplement to the 2022 Shelf Registration Statement (the “2023 ATM Prospectus Supplement”), pursuant to which the Company could, at its option, offer and sell shares of its common stock, with a sales value of up to $75.0 million, from time to time, through Cantor, acting as sales agent, in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). Cantor was entitled to a commission of 3% of the gross proceeds from any sales of such shares. In 2024, the Company sold 9,000,000 shares of its common stock under the Sales Agreement and the 2023 ATM Prospectus Supplement, at an average price of $4.50 per share for $39.3 million in proceeds net of commissions. In 2025, the Company sold 23,055,402 shares of its common stock under the Sales Agreement and the 2023 ATM Prospectus Supplement at an average price of $1.49 per share for $33.4 million in proceeds net of commissions. Upon the effectiveness of the 2025 Shelf Registration Statement, all offers and sales under the 2023 ATM Prospectus Supplement were deemed terminated.

In October 2025, in connection with the filing of the 2025 Shelf Registration Statement, the Company filed with the SEC a new prospectus supplement (the “2025 ATM Prospectus Supplement”), pursuant to which the Company may, at its option, offer and sell shares of its common stock, with a sales value of up to $75.0 million, from time to time, through Cantor, acting as sales agent, in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act. Cantor is entitled to a commission of 3% of the gross proceeds from any sales of such shares. The 2025 Shelf Registration Statement was declared effective by the SEC on December 23, 2025, and $75.0 million remained available for sale under the 2025 ATM Prospectus Supplement as of December 31, 2025.

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

As of December 31, 2025, there were 467,615 shares authorized to be issued upon the exercise of outstanding stock option grants and no shares reserved for future issuance under the 2020 Plan.

2021 Equity Incentive Plan

In July 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective immediately prior to and contingent upon the execution of the underwriting agreement related to the Company’s IPO. The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares reserved for issuance under the 2021 Plan was equal to 35,075,122, which is the sum of 11,413,572 new shares; plus the number of shares (not to exceed 23,661,550 shares), which represents (i) the number of shares that remained available for issuance under the 2020 Plan, at the time the 2021 Plan became effective, and (ii) any shares subject to outstanding stock options or other stock awards that were granted under the 2020 Plan that are forfeited, terminate, expire or are otherwise not issued. In December 2024, the 2021 Plan was amended by Amendment No. 1 to the 2021 Plan, which decreased the aggregate number of shares of the Company’s common stock reserved for issuance under the 2021 Plan by 8,000,000 shares. In addition, the number of shares of the Company’s common stock reserved for issuance under the 2021 Plan will automatically increase on the first day of each calendar year pursuant to the evergreen provision thereof, beginning on January 1, 2022 and continuing through January 1, 2031, in an amount equal to 5% of the shares of common stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the board of directors. On January 1, 2022, 5,539,145 shares of common stock were automatically added to the shares authorized for issuance under the 2021 Plan pursuant to the evergreen provision thereof. On January 1, 2024, 3,304,820 shares of common stock were added to the shares authorized for issuance under the 2021 Plan, pursuant to the evergreen provision thereof, as determined by the Company’s board of directors. On January 1, 2026, 14,099,351 shares of common stock were added to the shares authorized for issuance under the 2021 Plan, pursuant to the evergreen provision thereof, as determined by the Company’s board of directors. The number of shares to be issued under the 2021 Plan did not increase pursuant to the evergreen provision thereof on January 1, 2023 nor January 1, 2025, as determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2021 Plan will be added back to the shares of common stock available for issuance under the 2021 Plan.

As of December 31, 2025, there were an aggregate of 35,609,897 shares authorized to be issued under the 2020 Plan and the 2021 Plan, which included 467,615 and 22,423,326 shares authorized to be issued upon the exercise of outstanding stock option grants from the 2020 Plan and 2021 Plan, respectively, and 0 and 12,718,956 shares reserved for future issuance under the 2020 Plan and 2021 Plan, respectively.

2026 Inducement Plan

In January 2026, the Company’s board of directors adopted the 2026 Inducement Plan (the “2026 Inducement Plan”). Under the 2026 Inducement Plan, the Company is authorized to issue up to 8,000,000 shares pursuant to inducement grants. The only persons eligible to receive grants under the 2026 Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq Listing Rule 5635(c)(4) and the related guidance under Nasdaq IM 5635-1, including individuals who were not previously an employee or director of the Company (or individuals following a bona fide period of non-employment), in each case as an inducement material to such individual’s agreement to enter into employment with the Company. The 2026 Inducement Plan provides for the discretionary grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, and certain other awards.

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

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of stock options granted:

	For the Year Ended December 31,	For the Year Ended December 31,
	2025	2024
Expected term (in years)	5.8	5.9
Expected volatility	61.8%	62.4%
Risk-free interest rate	4.2%	4.1%
Expected dividend yield	—%	—%

Stock Option Activity

The following table summarizes the Company’s stock option activity since December 31, 2024:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2024	14,987,559	$4.51	7.5	$—
Granted	12,168,094	$1.48
Exercised	(292,273)	$1.41
Forfeited	(5,511,439)	$4.01
Outstanding at December 31, 2025	21,351,941	$2.96	8.1	$15,525
Vested and expected to vest at December 31, 2025	21,351,941	$2.96	8.1	$15,525
Options exercisable at December 31, 2025	9,823,931	$4.47	7.1	$4,791

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2025 and 2024 was $0.89 and $1.88, respectively, per share.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair market value of the common stock for the options that had exercise prices lower than the estimated fair value of the Company’s common stock at December 31, 2025 and December 31, 2024.

The total intrinsic value of stock options exercised during the years ended December 31, 2025 and 2024 was $0.2 million and $0.4 million, respectively.

Restricted Stock Unit Activity

In February and September 2025, the Company’s board of directors approved RSU grants to the Company’s executive officers and certain of its employees under the 2021 Plan. In February, an aggregate of 1,700,000 RSUs were issued at a grant date fair value of $1.61 per share. In September 2025, an aggregate of 400,000 RSUs were issued at a grant date fair value of $1.15 per share. All RSU grants are scheduled to vest over an eighteen-month period, with one-third of the RSUs vesting every six months following the relevant grant date, subject to continuous service as of each vesting date.

The following table summarizes the Company's RSU activity since December 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2024	—	$—
Granted	2,100,000	$1.52
Vested	(561,000)	$1.61
Forfeited	—	$—
Unvested at December 31, 2025	1,539,000	$1.49

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense (service-based stock options, RSUs and the Company’s employee stock purchase plan) in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	For the Year Ended December 31,	For the Year Ended December 31,
	2025	2024
Research and development	$3,037	$4,980
Selling, general and administrative	8,606	14,808
	$11,643	$19,788

As of December 31, 2025, total unrecognized stock-based compensation expense related to unvested options was $11.2 million, which is expected to be recognized over a weighted-average period of 2.2 years.

As of December 31, 2025, total unrecognized stock-based compensation expense related to unvested RSUs was $1.5 million, which is expected to be recognized over a weighted-average period of 0.77 years.

2021 Employee Stock Purchase Plan

In July 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective immediately prior to and contingent upon the execution of the underwriting agreement related to the Company’s IPO. A total of 1,342,773 shares of common stock were initially reserved for issuance under the 2021 ESPP. There were 830,835 shares issued under the 2021 ESPP as of December 31, 2025. The number of shares of common stock that may be issued under the 2021 ESPP will automatically increase on the first day of each calendar year, pursuant to the evergreen provision thereof, beginning on January 1, 2022 and continuing through January 1, 2031, by an amount equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the calendar month before the date of each automatic increase, (ii) 2,685,546 shares and (iii) an amount determined by the Company’s board of directors. The number of shares to be issued under the 2021 ESPP did not increase pursuant to the evergreen provision thereof on January 1, 2023, January 1, 2024, nor January 1, 2025, as determined by the Company’s board of directors. On January 1, 2026, the number of shares to be issued under the 2021 ESPP increased by 2,685,546 shares of common stock, pursuant to the evergreen provision thereof. The first offering under the 2021 ESPP was June 6, 2022. As of December 31, 2025, 511,938 shares remained available for issuance under the 2021 ESPP. During the years ended December 31, 2025 and 2024, the Company recognized $0.2 million and $0.1 million, respectively, in related stock-based compensation expense.

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

Other than the pre-funded warrants issued in the 2025 Underwritten Public Offerings, there were no warrants issued during the years ended December 31, 2025 and December 31, 2024.

As of December 31, 2025, other than the pre-funded warrants issued in the 2025 Underwritten Public Offerings, there were 6,824,712 warrants outstanding and not yet vested at a weighted average exercise price of $3.48, with a weighted-average remaining contractual term of 6.88 years.

12. Income Taxes

During the years ended December 31, 2025 and 2024, the Company did not record income tax benefits for the net operating losses (“NOLs”) incurred or for the research and development tax credits generated in each period, due to its uncertainty of realizing a benefit from those items. All of the Company’s operating losses since inception have been generated in the U.S.

As further described in Note 2, the Company has elected to prospectively adopt the guidance in ASU 2023-09. The following table is a reconciliation of the effective income tax rate to the statutory federal income tax rate for the year ended December 31, 2025 in accordance with the guidance in ASU 2023-09:

	Year Ended December 31, 2025
	Amount	Percent
	(in thousands)
U.S. federal taxes at statutory rate	$(11,019)	21.0%
Foreign tax effects
Other	25	—
Tax credits
Federal R&D tax credits	(1,799)	3.4
Changes in valuation allowances	11,751	(22.4)
Nontaxable or nondeductible items
Stock-based compensation	682	(1.3)
Other	283	(0.5)
Other adjustments	77	(0.2)
Effective income tax rate	$—	—%

The following table is a reconciliation of the Company’s effective income tax rate to the statutory federal income tax rate for the year ended December 31, 2024:

Year Ended December 31, 2024
Federal statutory income tax rate	(21.0)%
State income taxes, net of federal benefit	(3.3)
Federal research and development tax credits	(2.4)
Stock-based compensation	0.4
Change in deferred tax asset valuation allowance	26.0
Other	0.3
Effective income tax rate	—%

The Company’s net deferred tax assets consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$119,103	$97,344
Capitalized research and development	74,352	91,954
Research and development tax credit carryforwards	30,928	28,664
Stock-based compensation expense	18,868	17,576
Warrant expense	4,319	4,497
Intangibles	3,265	3,695
Operating lease liabilities	620	338
Other	1,496	881
Total gross deferred tax assets	252,951	244,949
Valuation allowance	(252,232)	(244,457)
Total deferred tax assets	719	492
Deferred tax liabilities:
Operating lease right-of-use assets	(607)	(358)
Depreciation expense	(112)	(134)
Total deferred tax liabilities	(719)	(492)
Total net deferred tax assets	$—	$—

As of December 31, 2025 and 2024, the Company had U.S. federal NOL carryforwards of $485.8 million and $392.0 million, respectively, which may be available to reduce future taxable income. All of the U.S. federal NOL carryforwards have an indefinite carryforward period but are limited in their usage to 80% of annual taxable income.

In addition, as of December 31, 2025, the Company had state NOL carryforwards of $286.9 million, which may be available to reduce future taxable income, of which $41.8 million have an indefinite carryforward period while the remaining $245.1 million begin to expire in 2031. As of December 31, 2025, the Company also had U.S. federal and state research and development tax credit carryforwards of $24.8 million and $7.7 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2040 and 2036, respectively.

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

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative losses since inception, expectation of future losses and lack of other positive evidence and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2025 and 2024. Management reevaluates the positive and negative evidence at each reporting period. During the years ended December 31, 2025 and 2024, the Company increased its valuation allowance by $7.8 million and $44.1 million, respectively, with such increase recognized as income tax expense, in order to maintain a full valuation allowance against its deferred tax assets, and there were no changes recorded to the allowance during the period.

The following table presents the Company’s change in valuation allowance for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024
Valuation allowance at the beginning of the year	$244,457	$200,385
Increase (decrease) for the current period	7,775	44,072
Valuation allowance at the end of the year	$252,232	$244,457

The Company assesses uncertain tax positions in accordance with the guidance for accounting for uncertain tax positions. This pronouncement prescribes a recognition threshold and measurement methodology for recording within the consolidated financial statements uncertain tax positions taken, or expected to be taken, in the Company’s income tax returns. To the extent the uncertain tax positions do not meet the “more likely than not” threshold, the Company derecognizes such positions. For tax positions meeting the “more likely than not" threshold, the Company measures and records the highest probable benefit, and establishes appropriate reserves for benefits that exceed the amount likely to be sustained upon examination. As of December 31, 2025 and 2024, the Company has not recorded any uncertain tax positions or related interest and penalties.

The Company files income tax returns in the U.S. federal and various state jurisdictions and is not currently under examination by any taxing authority for any open tax year. Due to NOL carryforwards, all years remain open for income tax examination. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the federal or state tax authorities to the extent utilized in a future period. No federal or state tax audits are currently in process. Income taxes paid, net of refunds received, were immaterial for the year ended December 31, 2025.

13. Defined Contribution Plan

The Company maintains a 401(k) Plan (the “401(k) Plan”) for the benefit of eligible employees. The 401(k) Plan is a defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, that covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Pursuant to the terms of the 401(k) Plan, the Company is required to make non-elective contributions of 3% of eligible participants’ compensation. For the years ended December 31, 2025 and 2024, the Company contributed $0.8 million and $0.6 million to the 401(k) Plan, respectively.

14. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,	Year Ended December 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(52,489)	$(169,925)
Denominator:
Weighted-average common shares outstanding, basic and diluted	172,212,902	118,555,073
Net loss per share attributable to common stockholders, basic and diluted	$(0.30)	$(1.43)

The 27,342,442 shares of common stock issuable upon exercise of pre-funded warrants described in Note 10 are included as outstanding common stock in the calculation of net loss per share.

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

	For the Year Ended December 31,	For the Year Ended December 31,
	2025	2024
Stock options to purchase common stock	21,351,941	14,987,559
Restricted stock units	1,539,000	—
Warrants to purchase common stock	6,824,712	6,824,712
	29,715,653	21,812,271

15. Related-Party Transactions

As of December 31, 2025 and 2024, an aggregate of $0.7 million and $1.3 million, respectively, was due to Adimab, a beneficial owner of more than 5% of the Company’s common stock, under the Adimab Assignment Agreement, the Adimab Collaboration Agreement, the Adimab Platform Transfer Agreement, the Adimab DNA Sequencing Services Agreement and the Adimab LCMS Services Agreement (as defined below) by the Company and was included in accrued expenses. As of December 31, 2025 and 2024, no amounts were due to the Company from Adimab under the Adimab Assignment Agreement, the Adimab Collaboration Agreement, the Adimab Platform Transfer Agreement, the Adimab DNA Sequencing Services Agreement or the Adimab LCMS Services Agreement.

Adimab Assignment Agreement

Under the Adimab Assignment Agreement, Adimab is entitled to receive milestone and royalty payments upon specified conditions and receives payments from the Company for providing ongoing services under the agreement (see Note 7).

During the years ended December 31, 2025 and 2024, the Company did not recognize any IPR&D expense with respect to contingent consideration payable under the Adimab Assignment Agreement.

During the years ended December 31, 2025 and 2024, the Company did not recognize any research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Assignment Agreement.

During the year ended December 31, 2025, the Company expensed $2.1 million of royalties as costs of product revenue, while reserving all rights under the Adimab Assignment Agreement and the applicable law. During the year ended

December 31, 2024, the Company expensed $1.0 million of royalties as costs of product revenue, while reserving all rights under the Adimab Assignment Agreement and the applicable law.

Adimab Collaboration Agreement

Under the Adimab Collaboration Agreement, the Company is obligated to pay Adimab for certain fees, milestones and royalty payments (see Note 7).

During the years ended December 31, 2025 and 2024, the Company recognized $2.4 million of research and development expense related to the quarterly fee under the Adimab Collaboration Agreement.

During the years ended December 31, 2025 and 2024, the Company did not recognize any research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Collaboration Agreement.

During the years ended December 31, 2025 and 2024, the Company did not recognize any IPR&D expense related to drug delivery fees, optimization completion fees or option exercise fees.

Adimab Platform Transfer Agreement

Under the Adimab Platform Transfer Agreement, the Company is obligated to pay Adimab for certain fees, milestones and royalty payments (see Note 7), including an annual fee of single digit millions on each of the first four anniversaries of the Adimab Platform Transfer Agreement Effective Date.

During both the years ended December 31, 2025 and 2024, the Company recognized $2.0 million of research and development expense related to the annual fee under the Adimab Platform Transfer Agreement.

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

During both the year ended December 31, 2025, and 2024, the Company recognized less than $0.1 million of research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab DNA Sequencing Services Agreement.

Adimab LCMS Services Agreement

In November 2023, as amended in December 2025, the Company entered into a Services Agreement with Adimab for Adimab to provide molecular weight determination services and deliver to the Company the resulting data and information (the “Adimab LCMS Services Agreement”). In exchange for the services performed, the Company will pay Adimab a fee for each sample tested.

During the year ended December 31, 2025, the Company recognized less than $0.1 million of research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab LCMS Services Agreement. During the year ended December 31, 2024, the Company did not recognize any research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab LCMS Services Agreement.

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

The CODM assesses performance and allocates resources based on the Company’s net loss reported on the consolidated statements of operations and comprehensive loss. The CODM’s area of focus is period over period fluxes and budget-to-actual variances when assessing performance and deciding how to allocate resources. The Company’s reportable segment derives its revenues from sales of its product, PEMGARDA. No asset information has been provided for the reportable segment as the CODM does not regularly review asset information by reportable segment.

The following table presents information about reported segment revenues, and significant segment expenses as provided to the CODM (in thousands). Certain prior period segment expense amounts have been recast to reflect the current year presentation.

	Year Ended December 31,	Year Ended December 31,
	2025	2024
Revenue:
Product revenue, net	$53,426	$25,384
Total revenue	53,426	25,384
Operating costs and expenses:
Cost of product revenue	3,747	1,618
Research and development expense
Direct, external research and development expenses by program:
Pemivibart(1)	3,140	31,757
VYD2311(2)	4,597	67,505
VBY329(3)	615	—
Early-stage programs	428	974
Total direct, external research and development expenses by program	8,780	100,236
Personnel expense (research and development)	11,746	16,294
Stock-based compensation (research and development)	3,037	4,980
Other research and development expenses	14,745	15,744
Total research and development expenses	38,308	137,254
Selling, general and administrative expense
Sales and Marketing costs	13,786	15,990
Personnel expense (selling, general and administrative)	22,651	15,101
Stock-based compensation (selling, general and administrative)	8,606	14,808
Other selling, general and administrative expenses	21,888	17,489
Total selling, general and administrative expenses	66,931	63,388
Total operating costs and expenses	108,986	202,260
Loss from operations	(55,560)	(176,876)
Other income:
Other income, net(4)	3,071	6,951
Total other income, net	3,071	6,951
Net loss	$(52,489)	$(169,925)

(1)
In March 2023, the Company announced the nomination of VYD222 (pemivibart) as a novel mAb therapeutic option for COVID-19.
(2)
In March 2024, the Company announced the nomination of VYD2311 as a novel mAb therapeutic option for COVID-19.
(3)
In November 2025, the Company announced the nomination of VBY329 as an RSV mAb candidate for preclinical development.
(4)
Includes interest income of $3,107 and $7,216 for the years ended December 31, 2025 and 2024, respectively.