Form 10-Q
period 2026-03-31
Invivyd, Inc.
filed 2026-05-14
CIK 1832038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 30, 2026, the registrant had 294,607,452 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

INVIVYD, INC.

Condensed Consolidated Balance Sheets

(UNaudited)

(In thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$184,153	$226,689
Accounts receivable, net(1)	11,648	13,919
Prepaid expenses and other current assets	9,114	6,859
Total current assets	204,915	247,467
Inventory	25,452	25,499
Property and equipment, net	1,693	1,365
Operating lease right-of-use assets	8,526	2,442
Other non-current assets	1,156	110
Total assets	$241,742	$276,883
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable(2)	$2,022	$13,744
Accrued expenses (3)	27,988	19,053
Operating lease liabilities, current	1,592	1,314
Other current liability	56	52
Total current liabilities	31,658	34,163
Operating lease liabilities, non-current	7,034	1,180
Total liabilities	38,692	35,343
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock (undesignated), $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized, 282,803,863 shares issued and outstanding at March 31, 2026; 281,987,033 shares issued and outstanding at December 31, 2025	28	28
Additional paid-in capital	1,198,942	1,196,036
Accumulated other comprehensive loss	(37)	(41)
Accumulated deficit	(995,883)	(954,483)
Total stockholders’ equity	203,050	241,540
Total liabilities and stockholders’ equity	$241,742	$276,883

(1)
Includes an allowance for doubtful accounts of $274 and $323 as of March 31, 2026 and December 31, 2025, respectively.
(2)
Includes related-party amounts of $625 and $0 as of March 31, 2026 and December 31, 2025, respectively (see Note 15).
(3)
Includes related-party amounts of $551 and $703 as of March 31, 2026 and December 31, 2025, respectively (see Note 15).

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVIVYD, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(UNaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025
Revenue:
Product revenue, net	$13,744	$11,304
Total revenue	13,744	11,304
Operating costs and expenses:
Cost of product revenue(1)	1,032	834
Research and development(2)	30,731	10,641
Selling, general and administrative	25,117	16,751
Total operating costs and expenses	56,880	28,226
Loss from operations	(43,136)	(16,922)
Other income:
Other income, net	1,736	633
Total other income, net	1,736	633
Net loss	(41,400)	(16,289)
Other comprehensive income (loss)
Unrealized gain (loss), net of tax	4	(8)
Comprehensive loss	$(41,396)	$(16,297)
Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.14)
Weighted-average common shares outstanding, basic and diluted	309,670,101	119,883,479

(1)
Includes related-party amounts of $550 and $452 for the three months ended March 31, 2026 and 2025, respectively (see Note 15).
(2)
Includes related-party amounts of $1,127 and $1,128 for the three months ended March 31, 2026 and 2025, respectively (see Note 15).

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVIVYD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2025	281,987,033	$28	—	$—	$1,196,036	$(41)	$(954,483)	241,540
Stock-based compensation expense	—	—	—	—	2,697			2,697
Exercise of stock options	60,028	—	—	—	74	—	—	74
Issuance of common stock upon restricted stock units vesting	660,999	—	—	—	—	—	—	—
Issuance of common stock under the employee stock purchase plan	95,803	—	—	—	135	—	—	135
Unrealized gain, net of tax	—	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	—	(41,400)	(41,400)
Balances at March 31, 2026	282,803,863	$28	—	$—	$1,198,942	$(37)	$(995,883)	$203,050

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2024	119,835,162	$12	—	$—	$969,526	$(5)	$(901,994)	$67,539
Stock-based compensation expense	—	—	—	—	2,826	—	—	2,826
Exercise of stock options	36,111	—	—	—	37	—	—	37
Issuance of common stock under the employee stock purchase plan	90,172	—	—	—	44	—	—	44
Unrealized loss, net of tax	—	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	—	(16,289)	(16,289)
Balances at March 31, 2025	119,961,445	$12	—	$—	$972,433	$(13)	$(918,283)	$54,149

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVIVYD, INC.

Condensed Consolidated Statements of Cash Flows

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(41,400)	$(16,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,697	2,826
Amortization of operating lease right-of-use assets	345	432
Depreciation and amortization expense	168	306
Other non-cash adjustments	54	—
Changes in operating assets and liabilities:
Accounts receivable	2,221	2,345
Inventory	47	(58)
Prepaid expenses and other current assets	(2,123)	1,348
Other non-current assets	(1,046)	10
Accounts payable	(11,566)	(1,637)
Accrued expenses	9,184	(10,009)
Operating lease liabilities	(297)	(410)
Other current liabilities	4	7
Net cash used in operating activities	(41,712)	(21,129)
Cash flows from investing activities:
Purchases of property and equipment	(726)	(144)
Net cash used in investing activities	(726)	(144)
Cash flows from financing activities:
Proceeds from exercises of stock options	74	37
Proceeds from issuance of common stock under the employee stock purchase plan	135	44
Payments for at-the-market offering costs	(76)	(71)
Payments for underwritten public offering costs	(231)	—
Net cash (used in) provided by financing activities	(98)	10
Effect of exchange rate changes on cash and cash equivalents	—	(8)
Net decrease in cash and cash equivalents	(42,536)	(21,271)
Cash and cash equivalents at beginning of period	226,689	69,349
Cash and cash equivalents at end of period	$184,153	$48,078
Supplemental disclosure of cash flow information
Deferred offering costs in accrued expenses	$133	$—

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

On March 22, 2024, the Company received emergency use authorization (“EUA”) from the U.S. Food and Drug Administration (“FDA”) for PEMGARDA® injection, for intravenous use, a half-life extended investigational mAb, for the pre-exposure prophylaxis (prevention) of COVID-19 in adults and adolescents (12 years of age and older weighing at least 40 kg) who have moderate-to-severe immune compromise due to certain medical conditions or receipt of certain immunosuppressive medications or treatments and are unlikely to mount an adequate immune response to COVID-19 vaccination.

In January 2024, the Company nominated VYD2311, a next generation mAb candidate for COVID-19, as a drug candidate. VYD2311 is a mAb with high in vitro neutralization potency shown against prominent SARS-CoV-2 variants tested to date. In October 2025, the Company announced that the FDA cleared the Company’s Investigational New Drug (“IND”) application for VYD2311 and provided feedback to advance the Company’s REVOLUTION clinical program, Invivyd’s development program for VYD2311. The REVOLUTION clinical program includes three clinical trials, DECLARATION, LIBERTY, and DRUMMER. In December 2025, the Company initiated DECLARATION, which is a Phase 3 randomized, triple-blind, placebo-controlled clinical trial to evaluate VYD2311 safety and efficacy in prevention of symptomatic, RT-PCR-confirmed COVID-19 at three months, with either a single dose or monthly doses of VYD2311, each administered via intramuscular injection, compared to placebo. DECLARATION is designed to support potential Biologics License Application (“BLA”) submission, with top-line data anticipated in the third quarter of 2026. In February 2026, the Company announced alignment with the FDA on LIBERTY, which is designed as a Phase 3, randomized, double-blind clinical trial to evaluate the safety, serum virus neutralizing antibody responses, and pharmacokinetics of (1) VYD2311, (2) an mRNA COVID vaccine, and (3) co-administered VYD2311 with an mRNA COVID vaccine. Additionally, the Company has agreed with the FDA on an initial Pediatric Study Plan for an efficient safety and immunobridging clinical trial to support potential BLA for VYD2311 in children aged 0-11 years. This DRUMMER pediatric clinical trial will be actioned only if the pivotal DECLARATION clinical trial is successful. The FDA has granted “Fast Track” designation for VYD2311 for the prevention of COVID-19 in individuals with underlying risk factors for progression to severe disease. Fast Track designation is a process designed to facilitate the development and expedite the regulatory review of drugs to treat serious conditions and fill an unmet medical need, including eligibility for priority review and rolling review of BLA submissions, if specified criteria are met.

In addition to the Company’s COVID-19 programs, in November 2025, the Company announced the selection of VBY329, a potential best-in-class mAb candidate being developed for the prevention of RSV infections in neonates, infants and children. The Company expects to advance VBY329 toward IND readiness in the second half of 2026. Also, in April 2026, the Company announced the discovery and advancement of VMS063, a novel, highly potent, half-life-extended, high resistance barrier measles mAb candidate. The Company has begun IND-enablement and regulatory outreach to support rapid VMS063 development, with the goal of expedited development with target IND readiness in late 2026. Through the Company’s proprietary technology platform, the Company continues to investigate additional mAbs for protection and treatment of other important infectious diseases.

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

The Company has incurred recurring losses and negative cash flows from operations since its inception, including a net loss of $41.4 million for the three months ended March 31, 2026. As of March 31, 2026, the Company had an accumulated deficit of $995.9 million. The Company may continue to generate operating losses for the foreseeable future.

Based on current operating plans and excluding future external financing, the Company will not have sufficient cash and cash equivalents to fund its operating expenses and capital requirements beyond one year from the issuance of these condensed consolidated financial statements, and therefore, the Company has concluded that there is substantial doubt about its ability to continue as a going concern.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2026, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025, the condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025 and the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2026 and 2025 are unaudited.

The accompanying unaudited condensed consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. The accompanying condensed consolidated balance sheet as of December 31, 2025 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited annual consolidated financial statements, and the notes thereto, as of and for the year ended December 31, 2025, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 5, 2026 (the “2025 Form 10-K”).

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of March 31, 2026 and December 31, 2025, the condensed consolidated results of operations for the three months ended March 31, 2026 and 2025, the condensed consolidated cash flows for the three months ended March 31, 2026 and 2025, and changes in stockholders’ equity for the three months ended March 31, 2026 and 2025 have been made. The Company’s condensed consolidated results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026.

2. Summary of Significant Accounting Policies

As of March 31, 2026, the Company’s significant accounting policies and estimates, which are detailed in the Company’s 2025 Form 10-K, have not materially changed.

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

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist of cash, cash equivalents and accounts receivable. As of March 31, 2026, the Company invested its excess cash in money market funds that are subject to minimal credit and market risks. The Company maintains its existing cash and cash equivalents at two accredited financial institutions. From time to time, these deposits may exceed federally insured limits. The Company has not experienced any losses historically in these accounts. Accordingly, the Company does not believe it is exposed to unusual credit risk related to its existing cash and cash equivalents beyond the normal credit risk associated with commercial banking relationships.

There have been no material changes in customer concentration of accounts receivable from those detailed in the Company’s 2025 Form 10-K. As of March 31, 2026, the Company recorded an allowance for doubtful accounts of $0.3 million related to one direct customer.

Recently Issued Accounting Pronouncements

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and will remain an emerging growth company until December 31, 2026. For so long as the Company remains an emerging growth company, it is permitted and intends to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. For example, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies.

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

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2026:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$181,561	$—	$—	$181,561
	$181,561	$—	$—	$181,561

	Fair Value Measurements at December 31, 2025:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$224,172	$—	$—	$224,172
	$224,172	$—	$—	$224,172

The money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy.

There were no changes to the valuation methods during the three months ended March 31, 2026.

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers into or out of Level 1, Level 2 or Level 3 fair value measurements during the three months ended March 31, 2026.

4. Inventory

The following table presents non-current inventories (in thousands):

	March 31, 2026	December 31, 2025
Work in process	$20,769	$20,769
Finished goods	4,683	4,730
	$25,452	$25,499

As of March 31, 2026, $0.3 million of finished goods inventory was classified as a current asset and included within prepaid expenses and other current assets in the condensed consolidated balance sheet. Please refer to Note 5 for additional information.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid external research, development and manufacturing costs	$2,614	$3,442
Prepaid corporate communication costs	2,450	—
Prepaid insurance	660	1,024
Interest receivable	561	676
Finished goods inventory, current	262	263
Other	2,567	1,454
	$9,114	$6,859

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued external research, development and manufacturing costs	$18,492	$6,616
Accrued professional and consultant fees	4,498	2,778
Accrued employee compensation	1,793	5,749
Other	3,205	3,910
	$27,988	$19,053

7. License and Collaboration Agreements

Adimab Assignment Agreement

In July 2020, the Company entered into an Assignment and License Agreement (the “Adimab Assignment Agreement”) with Adimab, LLC (“Adimab”). Under the terms of the agreement, Adimab assigned to the Company all rights, title and interest in and to certain of its coronavirus-specific antibodies (each, a “CoV Antibody” and together, the “CoV Antibodies”), including modified or derivative forms thereof, and related intellectual property. In addition, Adimab granted to the Company a non-exclusive, worldwide, royalty-bearing, sublicensable license to certain of its platform patents and technology for the development, manufacture and commercialization of the CoV Antibodies and pharmaceutical products containing or comprising one or more CoV Antibodies (each, a “Product”) for all indications and uses, with the exception of certain diagnostic uses and use as a research reagent (the “Field”). The Company is entitled to sublicense the assigned rights and licensed intellectual property solely with respect to any CoV Antibody or Product, subject to specified conditions of the agreement. The Company is obligated to use commercially reasonable efforts to achieve specified development and regulatory milestones for Products in certain major markets and to commercialize a product in any country in which the Company obtains marketing approval.

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

Amounts paid with respect to services performed by Adimab on the Company’s behalf under the Adimab Assignment Agreement are recognized as research and development expense as such amounts are incurred. During both the three months ended March 31, 2026 and 2025, the Company did not recognize any research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Assignment Agreement. Please refer to Note 15 for additional information.

The Company is obligated to pay Adimab up to $16.5 million upon the achievement of specified development and regulatory milestones for the first Product under the agreement that achieves such specified milestones and up to $8.1 million upon the achievement of specified development and regulatory milestones for the second Product under the agreement that achieves such specified milestones. The maximum aggregate amount of milestone payments payable under the agreement for any and all Products is $24.6 million, of which a total of $11.1 million has been achieved and paid through March 31, 2026; however, milestone payments do not accrue for certain in vitro diagnostic devices consisting of or containing CoV Antibodies.

The next potential milestone under the Adimab Assignment Agreement is a low single-digit million-dollar regulatory milestone, which was not considered probable under U.S. GAAP and therefore, no expense was recognized as of March 31, 2026.

During both the three months ended March 31, 2026 and 2025, the Company did not recognize any in-process research and development (“IPR&D”) expense with respect to contingent consideration payable under the Adimab Assignment Agreement. Except for milestone payments of $11.1 million incurred through December 31, 2023, no other milestone payments have been paid to or have been earned by Adimab through March 31, 2026.

The Company is obligated to pay Adimab royalties of a mid-single-digit percentage based on net sales of any Products, beginning upon the first commercial sale of a Product in accordance with the Adimab Assignment Agreement. The royalty rate is subject to reductions specified under the agreement. Royalties are due on a Product-by-Product and country-by-country basis beginning upon the first commercial sale of each Product and ending on the later of (i) 12 years after the first commercial sale of such Product in such country and (ii) the expiration of the last valid claim of a patent covering such Product in such country (the “Royalty Term”). During the three months ended March 31, 2026 and 2025, the Company expensed $0.6 million and $0.5 million of royalties, respectively, while reserving all rights under the Adimab Assignment Agreement and the applicable law. In addition, the Company is obligated to pay Adimab royalties of a specified percentage in the range of 45% to 55% of any compulsory sublicense consideration received by the Company in lieu of certain royalty payments.

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

The Company agreed to pay Adimab a quarterly fee of $1.3 million, which could be cancelled at the Company’s option at any time. For so long as the Company was paying such quarterly fee (or earlier if (i) the Company experienced a change of control after the third anniversary of the Adimab Collaboration Agreement or (ii) Adimab owned less than a specified percentage of the Company’s equity), Adimab and its affiliates agreed not to assist or direct certain third parties to discover or optimize antibodies intended to bind to coronaviruses or influenza viruses. Under the Adimab Collaboration Agreement, the Company could also elect to decrease the scope of Adimab’s exclusivity obligations and obtain a corresponding decrease in the quarterly fee. In December 2023, the Company elected to decrease the scope of Adimab’s exclusivity obligations to cover only coronaviruses and obtained a corresponding decrease in the quarterly fee. Effective January 2024, the Company became obligated to pay Adimab a quarterly fee of $0.6 million. During both the three months ended March 31, 2026 and 2025, the Company recognized $0.6 million of research and development expense related to the quarterly fee.

For each agreed upon research program that is commenced, the Company is obligated to pay Adimab quarterly for its services performed during a given research program at a specified full-time equivalent rate; a discovery delivery fee of $0.2 million; and an optimization completion fee of $0.2 million. For each option exercised by the Company to commercialize a specific research program, the Company is obligated to pay Adimab an exercise fee of $1.0 million. Amounts paid with respect to services performed by Adimab on the Company’s behalf in each of the research programs under the Adimab Collaboration Agreement are recognized as research and development expense as such amounts are incurred and services are rendered. During both the three months ended March 31, 2026 and 2025, the Company did not recognize any research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Collaboration Agreement. During both the three months ended March 31, 2026 and 2025, the Company did not recognize any IPR&D expense related to drug delivery fees, optimization completion fees or option exercise fees. Please refer to Note 15 for additional information.

The Company is obligated to pay Adimab up to $18.0 million upon the achievement of specified development and regulatory milestones for each product under the Adimab Collaboration Agreement that achieves such milestones. The next potential milestone under the Adimab Collaboration Agreement is a low single-digit million-dollar clinical milestone, which was not considered probable under U.S. GAAP and therefore, no expense was recognized as of March 31, 2026. The Company is also obligated to pay Adimab royalties of a mid-single-digit percentage based on net sales of any product under the Adimab Collaboration Agreement, subject to reductions for third-party licenses. The royalty term will expire for each product on a country-by-country basis upon the later of (i) 12 years after the first commercial sale of such product in such country and (ii) the expiration of the last valid claim of any patent claiming composition of matter or method of making or using any antibody identified or optimized under the Adimab Collaboration Agreement in such country.

In addition, the Company is obligated to pay Adimab for Adimab’s performance of certain validation work with respect to certain antigens acquired from a third party. In consideration for this work, the Company is obligated to pay Adimab royalties of a low single-digit percentage based on net sales of products that contain such antigens for the same royalty term as antibody-based products, but the Company is not obligated to make any milestone payments for such antigen products. Through March 31, 2026, no royalty payments have been paid to or have been earned by Adimab under the Adimab Collaboration Agreement.

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

The Company is obligated to pay Adimab an annual fee of single digit millions on each of the first four anniversaries of the Adimab Platform Transfer Agreement Effective Date, which allows the Company to receive material improvements to the platform technology, including materially improved antibody optimization libraries, updates that provide new functionality to the platform, and software upgrades, from Adimab through June 2027. The first annual fee became due in September 2023 and was paid in October 2023. During both the three months ended March 31, 2026 and 2025, the Company recognized $0.5 million of research and development expense related to the annual fee under the Adimab Platform Transfer Agreement. Beginning in July 2027 and ending in June 2042, unless terminated earlier, the Company has the option to receive additional material improvements to the platform technology from Adimab, subject to a commercially reasonable fee to be negotiated by the parties.

The Company is obligated to pay Adimab up to $9.5 million upon the achievement of specified development and regulatory milestones for each product under the Adimab Platform Transfer Agreement that achieves such milestones. The next potential milestone under the Adimab Platform Transfer Agreement is a mid-six-digit dollar preclinical milestone, which was not considered probable under U.S. GAAP and therefore, no expense was recognized as of March 31, 2026.

In addition, the Company is obligated to pay Adimab royalties of a low single-digit percentage based on net sales of products containing an antibody discovered, engineered or optimized using Adimab’s platform technology, subject to reductions specified under the Adimab Platform Transfer Agreement. Royalties are due on a product-by-product and country-by-country basis. The royalty term will expire for each product on a country-by-country basis upon the later of (i) 12 years after the first commercial sale of such product in such country and (ii) the expiration of the last valid claim of a program antibody patent for covering the program antibody contained in such product in such country. Through March 31, 2026, no royalty payments have been paid to or have been earned by Adimab under the Adimab Platform Transfer Agreement.

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

The Company is also obligated to pay royalties in the range of less than 1.0% to WuXi Biologics based on net sales of any Licensed Products manufactured by the Company or a third party on its behalf. However, if the Company uses WuXi Biologics to manufacture all of its commercial supplies for Licensed Products, no royalties would be owed by the Company to WuXi Biologics for net sales of Licensed Products. The Company has an option to buy out its royalty obligations on a Licensed Cell Line-by-Licensed Cell Line basis with respect to certain Licensed Products by making a one-time payment in the low eight-figures to WuXi Biologics and with respect to certain other Licensed Products by making a one-time payment in the middle-seven figures to WuXi Biologics. Royalties are due on a Licensed Product-by-Licensed Product basis commencing on the date of the first commercial sale of the applicable product and continuing for so long as the Company commercializes Licensed Products or, if earlier, until the Company exercises its option to buy out the royalty obligations. The royalty obligation shall be waived to the extent the royalty obligation is derived or arising from a Licensed Product sold in the U.S. if the Company’s ability to have such Licensed Product manufactured by WuXi Biologics becomes materially restricted due to certain government actions, with such waiver continuing for so long as such government action continues. Through March 31, 2026, no royalties had become due to WuXi Biologics.

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

The Company concluded that the Cell Line License Agreement represented an asset acquisition of IPR&D with no alternative future use. The Cell Line License Agreement did not qualify as a business combination because substantially all of the fair value of the assets acquired was concentrated in a single asset. The Company did not recognize any IPR&D expense under the Cell Line License Agreement during the three months ended March 31, 2026 and 2025.

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

During both the three months ended March 31, 2026 and 2025, the Company did not pay any cash compensation to PHP and therefore did not recognize any research and development expense related thereto.

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

For purposes of the PHP Warrant, the term “Market Capitalization” means, with respect to a particular trading day, the total value of the outstanding shares of the Company’s common stock on such date, calculated by multiplying the Company’s volume weighted-average price for the ten (10) trading days immediately preceding such date by the Company’s total number of outstanding shares of the Company’s common stock as reflected in (i) the Company’s most recent periodic or annual report filed with the SEC (e.g., Annual Report on Form 10-K or Quarterly Report on Form 10-Q), as the case may be, (ii) a more recent public announcement by the Company or (iii) a more recent written notice by the Company or the Company’s transfer agent setting forth the number of shares of the Company's common stock outstanding. As of March 31, 2026, no portion of the PHP Warrant had vested.

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

In May 2025, the Company entered into a short-term lease agreement for approximately 13,600 square feet of office space in New Haven, Connecticut, with an original term of 12 months. The Company has elected the short-term lease recognition exemption under ASC Topic 842 – Leases and therefore has not recognized a right-of-use asset or lease liability on the balance sheet. For the three months ended March 31, 2026, base rent charges of less than $0.1 million were incurred. There were no related expenses incurred for the three months ended March 31, 2025.

In January 2026, the Company entered into an agreement to lease approximately 33,000 square feet of office space in New Haven, Connecticut (the “New Haven Lease”). The New Haven Lease commenced in March 2026 and has an initial term of one hundred twenty-nine months. The Company’s obligation for the payment of rent for the premises begins six months after the lease commencement date and total future minimum lease payments are expected to be $10.9 million. The lease includes a tenant improvement allowance of approximately $1.0 million.

Under the terms of the New Haven Lease, the Company made a security deposit of $1.0 million in the form of a letter of credit, which will be reduced by 50% in September 2027, following the first twelve months of rent payments.

The components of operating lease expense were as follows (in thousands):

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2026	2025
Lease cost:
Operating lease cost	$423	$447
Variable lease cost	—	5
Total lease cost	$423	$452

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$376	$425

Future minimum lease payments under the noncancelable leases as of March 31, 2026 was as follows (in thousands):

Year Ending December 31,	Operating Lease
2026 (excluding the three months ended March 31, 2026)	$1,516
2027	$2,549
2028	$917
2029	$1,026
2030	$1,051
Thereafter	$6,594
Total lease payments	13,653
Less: tenant improvement allowance reimbursements yet to be received	(956)
Present value adjustment	(4,071)
Present value of operating lease liability	$8,626

As of March 31, 2026, the Company’s operating leases were measured using a weighted-average incremental borrowing rate of 7.7% over a weighted-average remaining lease term of 7.9 years.

As of March 31, 2025, the Company’s operating leases were measured using a weighted-average incremental borrowing rate of 6.0% over a weighted-average remaining lease term of 0.6 years.

The total operating liabilities are presented on the Company’s condensed consolidated balance sheet based on maturity dates. As of March 31, 2026, $1.6 million is classified under “operating lease liabilities, current” for the portion due within twelve months, and $7.0 million is classified under “operating lease liabilities, non-current”.

License Agreements

The Company has entered into license agreements with Adimab and WuXi Biologics (see Note 7).

Other Contracts

The Company enters into agreements with third parties in the ordinary course of business for various products and services, including those related to research, preclinical and clinical operations, manufacturing and support, supply chain, and distribution. These contracts do not contain any material minimum purchase commitments. Certain of these agreements provide for termination rights subject to the payment of termination fees and/or wind-down costs. Under such agreements, the Company is contractually obligated to make certain payments to vendors upon early termination, primarily to reimburse them for their unrecoverable outlays incurred prior to cancellation as well as any amounts owed by the Company prior to early termination. The actual amounts the Company could pay in the future to the vendors under such agreements may differ from the purchase order amounts due to cancellation provisions. The termination fees were not probable of payment as of March 31, 2026 and December 31, 2025.

Legal Proceedings

From time to time, the Company may become involved in legal proceedings or other litigation relating to claims arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and estimated exposure amount. Legal fees and other costs associated with such proceedings are expensed as incurred. As of March 31, 2026, the Company was not a party to any material legal proceedings.

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

Loan Agreement

On April 18, 2025, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as lender (the “Lender”). The Loan Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $30 million (the “Term Facility”) consisting of (a) Term A Loans in an aggregate principal amount of up to $10 million, which shall be available to be drawn from and after August 15, 2025 through December 31, 2026 upon compliance with certain financial covenants and conditions, (b) Term B Loans in an aggregate principal amount of up to $10 million, which shall be available to be drawn during the period commencing on the date of the achievement of certain net product revenue milestones and ending on June 30, 2027, and (c) Term C Loans in an aggregate principal amount of up to $10 million, which shall be available to be drawn during the period commencing on the date of the achievement of certain net product revenue milestones and ending on June 30, 2027. The proceeds of the Term Facility may be used for working capital and general business purposes. As of March 31, 2026, the Company had not satisfied certain financial covenants and conditions, including the net product revenue milestone required to be eligible to access proceeds from the Term Facility. Accordingly, as of March 31, 2026, no amounts have been drawn down under the Loan Agreement.

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

10. Common Stock

Shares Reserved for Future Issuance

As of March 31, 2026, the Company had reserved 60,089,902 shares of common stock for the exercise of outstanding stock options, the vesting of outstanding restricted stock units (“RSUs”) and the issuance of awards available for grant under the Company’s 2020 Equity Incentive Plan, 2021 Equity Incentive Plan, 2021 Employee Stock Purchase Plan and 2026 Inducement Plan (see Note 11).

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

In October 2025, the Company filed a new shelf registration statement on Form S-3 with the SEC and an accompanying base prospectus, which was declared effective by the SEC on December 23, 2025, for the offer and sale of up to $350 million of the Company’s securities (the “2025 Shelf Registration Statement”). As of March 31, 2026, excluding the $75 million allocated to the 2025

ATM Prospectus Supplement (as defined below), $275 million of the Company’s securities remained available for offer and sale under the 2025 Shelf Registration Statement.

August 2025 Underwritten Public Offering

In August 2025, the Company completed an underwritten public offering pursuant to an underwriting agreement (the “August Underwriting Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), as representative of the underwriters named therein, pursuant to which it issued and sold an aggregate of 89,234,480 shares of its common stock at a price of $0.52 per share, and pre-funded warrants to purchase up to an aggregate of 21,342,442 shares of common stock at a price of $0.5199 per pre-funded warrant (the “August 2025 Underwritten Public Offering”). The price of $0.5199 per pre-funded warrant represented the $0.52 per share purchase price for the common stock less the exercise price of $0.0001 per pre-funded warrant. The pre-funded warrants are exercisable at any time after their original issuance and will not expire. The Company received total net proceeds of approximately $53.5 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. As of March 31, 2026, there were no exercises of pre-funded warrants that were issued in connection with the August 2025 Underwritten Public Offering.

November 2025 Underwritten Public Offering

In November 2025, the Company completed an underwritten public offering pursuant to an underwriting agreement (the “November Underwriting Agreement” and together with the August Underwriting Agreement, the “Underwriting Agreements”) with Cantor, as representative of the underwriters named therein, pursuant to which it issued and sold an aggregate of 44,000,000 shares of its common stock at a price of $2.50 per share, and pre-funded warrants to purchase up to an aggregate of 6,000,000 shares of common stock at a price of $2.4999 per pre-funded warrant (the “November 2025 Underwritten Public Offering”, and, together with the August 2025 Underwritten Public Offering, the “2025 Underwritten Public Offerings”). The price of $2.4999 per pre-funded warrant represented the $2.50 per share purchase price for the common stock less the exercise price of $0.0001 per pre-funded warrant. The pre-funded warrants are exercisable at any time after their original issuance and will not expire. The Company received total net proceeds of approximately $117.2 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. As of March 31, 2026, there were no exercises of pre-funded warrants that were issued in connection with the November 2025 Underwritten Public Offering.

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

ATM Facility

In December 2023, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor, as sales agent, and filed with the SEC a prospectus supplement (the “2023 ATM Prospectus Supplement”) to the 2022 Shelf Registration Statement, pursuant to which the Company could, at its option, offer and sell shares of its common stock, with a sales value of up to $75.0 million, from time to time, through Cantor, acting as sales agent, in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). Cantor was entitled to a commission of 3% of the gross proceeds from any sales of such shares. In 2024, the Company sold 9,000,000 shares of its common stock under the Sales Agreement and the 2023 ATM Prospectus Supplement, at an average price of $4.50 per share for $39.3 million in proceeds net of commissions. In 2025, the Company sold 23,055,402 shares of its common stock under the Sales Agreement and the 2023 ATM Prospectus Supplement at an average price of $1.49 per share for $33.4 million in proceeds net of commissions. Upon the effectiveness of the 2025 Shelf Registration Statement, all offers and sales under the 2023 ATM Prospectus Supplement were deemed terminated.

In October 2025, in connection with the filing of the 2025 Shelf Registration Statement, the Company filed with the SEC a new prospectus supplement (the “2025 ATM Prospectus Supplement”), pursuant to which the Company may, at its option, offer and sell shares of its common stock, with a sales value of up to $75.0 million, from time to time, through Cantor, acting as sales agent, in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act. Cantor is entitled to a commission of 3% of the gross proceeds from any sales of such shares. The 2025 Shelf Registration Statement was declared effective by the SEC on December 23, 2025, and $75.0 million remained available for sale under the 2025 ATM Prospectus Supplement as of March 31, 2026.

In April 2026, the Company sold 11,803,589 shares of its common stock under the Sales Agreement at an average price of $1.70 per share for $19.4 million in proceeds net of commissions.

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

As of March 31, 2026, there were 467,615 shares authorized to be issued upon the exercise of outstanding stock options and no shares reserved for future issuance under the 2020 Plan.

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

As of March 31, 2026, there were an aggregate of 28,946,439 shares authorized to be issued upon the exercise of outstanding stock options and vesting of RSU grants and 19,574,167 shares reserved for future issuance under the 2021 Plan.

2026 Inducement Plan

In January 2026, the Company’s board of directors adopted the 2026 Inducement Plan (the “2026 Inducement Plan”). Under the 2026 Inducement Plan, the Company is authorized to issue up to 8,000,000 shares pursuant to inducement grants. The only persons eligible to receive grants under the 2026 Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq Listing Rule 5635(c)(4) and the related guidance under Nasdaq IM 5635-1, including individuals who were not previously an employee or director of the Company (or individuals following a bona fide period of non-employment), in each case as an inducement material to such individual’s agreement to enter into employment with the Company. The 2026 Inducement Plan provides for the discretionary grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, RSUs, performance awards, and certain other awards.

As of March 31, 2026, there were an aggregate of 192,000 shares authorized to be issued upon the exercise of outstanding stock options and 7,808,000 shares reserved for future issuance under the 2026 Inducement Plan.

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

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of stock options granted:

	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025
Expected term (in years)	5.8	5.8
Expected volatility	69.3%	60.9%
Risk-free interest rate	3.9%	4.4%
Expected dividend yield	—%	—%

Stock Option Activity

The following table summarizes the Company’s stock option activity since December 31, 2025:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2025	21,351,941	$2.96	8.1	$15,525
Granted	8,138,250	$1.86
Exercised	(60,028)	$1.23
Forfeited	(602,110)	$2.20
Outstanding at March 31, 2026	28,828,053	$2.67	8.4	$1,381
Vested and expected to vest at March 31, 2026	28,828,053	$2.67	8.4	$1,381
Options exercisable at March 31, 2026	11,529,229	$4.08	7.0	$392

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2026 and 2025 was $1.19 and $0.93, respectively, per share.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair market value of the common stock for the options that had exercise prices lower than the estimated fair value of the Company’s common stock at March 31, 2026 and 2025.

The total intrinsic value of stock options exercised was less than $0.1 million for both the three months ended March 31, 2026 and 2025.

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

The following table summarizes the Company’s RSU activity since December 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2025	1,539,000	$1.49
Granted	—	$—
Vested	(660,999)	$1.54
Forfeited	(100,000)	$1.15
Unvested at March 31, 2026	778,001	$1.49

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense (service-based stock options, RSUs, and the Company’s employee stock purchase plan) in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025
Research and development	$733	$831
Selling, general and administrative	1,964	1,995
	$2,697	$2,826

As of March 31, 2026, total unrecognized stock-based compensation expense related to unvested stock options was $17.9 million, which is expected to be recognized over a weighted-average period of 2.4 years.

As of March 31, 2026, the total unrecognized stock-based compensation expense related to unvested RSUs was $0.9 million, which is expected to be recognized over a weighted-average period of 0.5 years.

2021 Employee Stock Purchase Plan

In July 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective immediately prior to and contingent upon the execution of the underwriting agreement related to the Company’s IPO. A total of 1,342,773 shares of common stock were initially reserved for issuance under the 2021 ESPP. The number of shares of common stock that may be issued under the 2021 ESPP will automatically increase on the first day of each calendar year, pursuant to the evergreen provision thereof, beginning on January 1, 2022 and continuing through January 1, 2031, by an amount equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the calendar month before the date of each automatic increase, (ii) 2,685,546 shares and (iii) an amount determined by the Company’s board of directors. The number of shares to be issued under the 2021 ESPP did not increase pursuant to the evergreen provision thereof on January 1, 2023, January 1, 2024, nor January 1, 2025, as determined by the Company’s board of directors. On January 1, 2026, the number of shares authorized for issuance under the 2021 ESPP increased by 2,685,546 shares of common stock, pursuant to the evergreen provision thereof. The first offering under the 2021 ESPP was June 6, 2022. As of March 31, 2026, 3,101,681 shares remained available for issuance under the 2021 ESPP. There were 926,638 shares issued under the 2021 ESPP as of March 31, 2026. During both the three months ended March 31, 2026 and 2025, the Company recognized less than $0.1 million in related stock-based compensation expense.

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

There were no warrants issued during the three months ended March 31, 2026 and 2025.

As of March 31, 2026, other than the pre-funded warrants issued in the 2025 Underwritten Public Offerings, there were 6,824,712 warrants outstanding and not yet vested at a weighted-average exercise price of $3.48, with a weighted-average remaining contractual term of 6.63 years.

12. Income Taxes

For both the three months ended March 31, 2026 and 2025, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period, due to its uncertainty of realizing a benefit from those items. Substantially all of the Company’s operating losses since inception have been generated in the U.S.

13. Defined Contribution Plan

The Company maintains a 401(k) Plan (the “401(k) Plan”) for the benefit of eligible employees. The 401(k) Plan is a defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, that covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Pursuant to the terms of the 401(k) Plan, the Company is required to make non-elective contributions of 3% of eligible participants’

compensation. For the three months ended March 31, 2026 and 2025, the Company contributed $0.3 million and $0.2 million, respectively, to the 401(k) Plan.

14. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss attributable to common stockholders	$(41,400)	$(16,289)
Denominator:
Weighted-average common shares outstanding, basic and diluted	309,670,101	119,883,479
Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.14)

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

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2026	2025
Stock options to purchase common stock	28,828,053	23,014,702
Restricted stock units	778,001	1,700,000
Warrants to purchase common stock	6,824,712	6,824,712
	36,430,766	31,539,414

15. Related-Party Transactions

As of March 31, 2026 and December 31, 2025, an aggregate of $1.2 million and $0.7 million, respectively, was due to Adimab, a beneficial owner of more than 5% of the Company’s common stock, under the Adimab Assignment Agreement, the Adimab Collaboration Agreement, the Adimab Platform Transfer Agreement and the Adimab DNA Sequencing Services Agreement (as defined below) by the Company and was included in accounts payable and accrued expenses. As of March 31, 2026 and December 31, 2025, no amounts were due to the Company from Adimab under the Adimab Assignment Agreement, the Adimab Collaboration Agreement, the Adimab Platform Transfer Agreement, the Adimab DNA Sequencing Services Agreement or the Adimab LCMS Services Agreement (as defined below).

Adimab Assignment Agreement

Under the Adimab Assignment Agreement, Adimab is entitled to receive milestone and royalty payments upon specified conditions and receives payments from the Company for providing ongoing services under the agreement (see Note 7).

During both the three months ended March 31, 2026 and 2025, the Company did not recognize any IPR&D expense with respect to contingent consideration payable under the Adimab Assignment Agreement.

During both the three months ended March 31, 2026 and 2025, the Company did not recognize any research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Assignment Agreement.

During the three months ended March 31, 2026 and 2025, the Company expensed $0.6 million and $0.5 million, respectively, of royalties as costs of product revenue, while reserving all rights under the Adimab Assignment Agreement and the applicable law.

Adimab Collaboration Agreement

Under the Adimab Collaboration Agreement, the Company is obligated to pay Adimab for certain fees, milestones and royalty payments (see Note 7).

During both the three months ended March 31, 2026 and 2025, the Company recognized $0.6 million of research and development expense related to the quarterly fee under the Adimab Collaboration Agreement.

During both the three months ended March 31, 2026 and 2025, the Company did not recognize any research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Collaboration Agreement.

During both the three months ended March 31, 2026 and 2025, the Company did not recognize any IPR&D expense related to drug delivery fees, optimization completion fees or option exercise fees.

Adimab Platform Transfer Agreement

Under the Adimab Platform Transfer Agreement, the Company is obligated to pay Adimab for certain fees, milestones and royalty payments (see Note 7), including an annual fee of single digit millions on each of the first four anniversaries of the Adimab Platform Transfer Agreement Effective Date.

During both the three months ended March 31, 2026 and 2025, the Company recognized $0.5 million of research and development expense related to the annual fee under the Adimab Platform Transfer Agreement.

Adimab DNA Sequencing Services Agreement

In May 2023, as amended in January 2024, January 2025 and January 2026, the Company entered into a Services Agreement with Adimab for Adimab to perform DNA sequencing on yeast samples provided by the Company, and the delivery of the resulting data and information to the Company (the “Adimab DNA Sequencing Services Agreement”). In exchange for the services performed, the Company will pay Adimab a fee for each yeast-derived DNA template sample present in the well within the sequencer plate.

During both the three months ended March 31, 2026 and 2025, the Company recognized less than $0.1 million of research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab DNA Sequencing Services Agreement.

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

During both the three months ended March 31, 2026 and 2025, the Company did not recognize any research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab LCMS Services Agreement.

16. Segment Reporting

The Company operates as a single reportable and operating segment dedicated to the research and development, commercialization, and sale of mAbs in the U.S. to deliver protection from serious viral infectious diseases.

The determination of a single reportable segment is consistent with the consolidated financial information regularly reviewed by the Chief Operating Decision Maker (the “CODM”) in assessing performance and deciding how to allocate resources on a consolidated basis.

The CODM assesses performance and allocates resources based on the Company’s net loss reported on the consolidated statements of operations and comprehensive loss. The CODM’s area of focus is period over period fluxes and budget-to-actual variances when assessing performance and deciding how to allocate resources. The Company’s reportable segment derives its revenue from sales of its product, PEMGARDA. No asset information has been provided for the reportable segment as the CODM does not regularly review asset information by reportable segment.

The following table presents information about reported segment revenues, and significant segment expenses as provided to the CODM (in thousands). Certain prior period segment expense amounts have been recast to reflect the current year presentation.

	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025
Revenue:
Product revenue, net	$13,744	$11,304
Total revenue	13,744	11,304
Operating costs and expenses:
Cost of product revenue	1,032	834
Direct, external research and development expenses by program:
Pemivibart(1)	188	1,391
VYD2311(2)	22,803	1,502
VBY329(3)	164	42
VMS063(4)	129	—
Early-stage programs	29	85
Total direct, external research and development expenses by program	23,313	3,020
Personnel expense (research and development)	3,167	3,180
Stock-based compensation (research and development)	733	831
Other research and development expense	3,518	3,610
Total research and development expense	30,731	10,641
Selling, general and administrative
Sales and marketing costs	5,218	2,960
Personnel expense (selling, general and administrative)	7,688	5,490
Stock-based compensation (selling, general and administrative)	1,964	1,995
Other selling, general and administrative expense	10,247	6,306
Total selling, general and administrative expense	25,117	16,751
Total operating costs and expenses	56,880	28,226
Loss from operations	(43,136)	(16,922)
Other income:
Other income, net(5)	1,736	633
Total other income, net	1,736	633
Net loss	$(41,400)	$(16,289)
(1)
In March 2023, the Company announced the nomination of VYD222 (pemivibart) as a novel mAb therapeutic option for COVID-19.
(2)
In March 2024, the Company announced the nomination of VYD2311 as a novel mAb therapeutic option for COVID-19.
(3)
In November 2025, the Company announced the nomination of VBY329 as an RSV mAb candidate for preclinical development.
(4)
In April 2026, the Company announced the nomination of VMS063 as a measles mAb candidate for preclinical development.
(5)
Includes interest income of $1,743 and $628 for the three months ended March 31, 2026 and 2025, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on March 5, 2026 (the “2025 Form 10-K”). Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to Invivyd, Inc. together with its consolidated subsidiaries.

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
•
our ability to identify and develop new product candidates that exert continuous pharmaceutical activity in the face of viral evolution;
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

The foregoing list of forward-looking statements is not exhaustive. You should refer to the “Risk Factors” sections of the 2025 Form 10-K and this Quarterly Report on Form 10-Q for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Other sections of this Quarterly Report on Form 10-Q may include additional factors that could harm our business and financial performance. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. You should, however, review the factors and risks and other information we describe in the reports we file from time to time with the SEC.

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

In August 2025, we announced alignment with advice from the FDA on a compact and, therefore, rapid pathway to potential Biologics License Application (“BLA”) approval for VYD2311 for the prevention of COVID-19. As part of Type C meeting feedback, the FDA advised that a single, randomized, placebo-controlled trial evaluating mAb efficacy in prevention of RT-PCR-confirmed symptomatic COVID-19 disease events could support a BLA submission for VYD2311 for the prevention of COVID-19 in a broad population of Americans (12 years of age and older, weighing at least 40kg), including immunocompromised people, subject to agreement on safety database size and pending full protocol review. In October 2025, we announced that the FDA cleared our Investigational New Drug (“IND”) application for VYD2311 and provided feedback to advance our REVOLUTION clinical program, which is our development program for VYD2311. The REVOLUTION clinical program includes three clinical trials, DECLARATION, LIBERTY and DRUMMER.

In December 2025, we initiated DECLARATION, which is a Phase 3 randomized, triple-blind, placebo-controlled clinical trial to evaluate VYD2311 safety and efficacy in prevention of symptomatic, RT-PCR-confirmed COVID-19 at three months, with either a single dose or monthly doses of VYD2311, each administered via IM injection, compared to placebo. In April 2026, we announced that we conducted a prospectively designed, conservative, algorithmic sample size re-estimation pooled, blinded analysis for the DECLARATION clinical trial aimed at ensuring adequate COVID-19 clinical events and associated statistical power given the variability of COVID-19 attack rates. As of the sample-size re-estimation analysis, conducted when the first 1,500 (of 1,818 total) subjects reached Day 45, clinical events accrued to date could support statistical powering for the high end of anticipated VYD2311 efficacy levels with approximately half of the base DECLARATION clinical trial still to go. The sample size re-estimation was designed conservatively with the aim of accomplishing strong statistical power to accommodate a range of potential VYD2311 efficacy results and COVID events in the trial, and upsizing was triggered. The DECLARATION upsizing includes approximately 500 additional subjects, in addition to 1,818 total randomized subjects in the initial trial population. DECLARATION is designed to support potential BLA submission. Depending on recruitment rates following the trial upsizing, top-line data from DECLARATION are expected in the third quarter of 2026.

In February 2026, we announced alignment with the FDA on LIBERTY, which is designed as a Phase 3, randomized, double-blind clinical trial to evaluate the safety, serum virus neutralizing antibody responses, and pharmacokinetics of (1) VYD2311, (2) an mRNA COVID vaccine, and (3) co-administered VYD2311 with an mRNA COVID vaccine.

Additionally, we have agreed with the FDA on an initial Pediatric Study Plan for an efficient safety and immunobridging clinical trial to support potential BLA for VYD2311 in children aged 0-11 years. This DRUMMER pediatric clinical trial will be actioned only if the pivotal DECLARATION clinical trial is successful.

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

In July 2025, we announced that we had formed the SPEAR (Spike Protein Elimination and Recovery) Study Group with leading investigators to structure and guide anticipated clinical trials evaluating the effects of broadly neutralizing anti-SARS-CoV-2 spike protein mAb therapy in people suffering from Long COVID or Post-Vaccination Syndrome (“PVS”). The SPEAR Study Group intends to launch multi-center translational clinical research on Long COVID and PVS using next-generation antibodies like our investigational mAb candidate VYD2311. In January 2026, we and the SPEAR Study Group announced plans to initiate a Phase 2 clinical trial evaluating VYD2311 in individuals with Long COVID or COVID vaccine injury. The Phase 2 clinical trial is expected to be initiated mid-2026.

We engage in active SARS-CoV-2 variant monitoring of antiviral activity as part of our ongoing industrial virology effort, which leverages a consistent, high-quality, independent, third-party pseudoviral system that routinely tests authentic Invivyd-produced molecules and is supported by structure-based analytics. In September 2024, we announced continued neutralizing activity of PEMGARDA against SARS-CoV-2 variants KP.3.1.1 and LB.1 and attractive neutralization potency of VYD2311, our next generation mAb candidate for COVID-19, against the same contemporary viruses, and we also provided an update to ongoing structural analysis showing no meaningful mutational change in the pemivibart binding site since the Omicron shift late in 2021. In January 2025, March 2025 and August 2025, we announced continued neutralizing activity of PEMGARDA and VYD2311 against dominant SARS-CoV-2 variants XEC, LP.8.1 and XFG, respectively. In May 2026, we announced that in vitro neutralization data showed continued neutralizing activity of PEMGARDA and VYD2311 against emerging SARS-CoV-2 variant BA.3.2.2 (“Cicada”).

In addition to our COVID-19 programs, in November 2025, we announced the selection of VBY329, a potential best-in-class mAb candidate being developed for the prevention of RSV infections in neonates, infants and children. We expect to advance VBY329 toward IND readiness in the second half of 2026. Also, in April 2026, we announced the discovery and advancement of VMS063, a novel, highly potent, half-life-extended, high resistance barrier measles mAb candidate. We have begun IND-enablement and regulatory outreach to support rapid VMS063 development, with the goal of expedited development with target IND readiness in late 2026. Through our proprietary technology platform, we continue to investigate additional mAbs for protection and treatment of other important infectious diseases.

We are also committed to advancing national education and awareness about antibodies and their role in immune health. In April 2026, we launched Antibodies for Any Body, a national education campaign designed to elevate public understanding of antibodies, one of the most important parts of the immune system, and their role in protecting against disease. The campaign was launched in collaboration with renowned ski champion Lindsey Vonn, whose career has been defined by training with intention, overcoming challenges, and taking control of her health and wellness.

We rely on partnerships, external consultants and contract research organizations (“CROs”) to conduct discovery, nonclinical, preclinical, clinical and commercial activities. Additionally, we rely on contract testing laboratories and contract development and manufacturing organizations (“CDMOs”) to execute our chemistry, manufacturing and controls development, testing and clinical and commercial manufacturing activities. In 2022, we secured dedicated laboratory space and expanded our research team in order to enable internal discovery and development of our mAb candidates, while continuing to leverage our existing partnership with Adimab, LLC (“Adimab”), including Adimab’s platform technology. In addition, we expect to continue to rely on third parties for clinical trials and the manufacture and testing of our product candidates, as well as to perform ongoing research and development and other services on our behalf.

Since our inception and through March 31, 2026, we have financed our operations primarily through the sale and issuance of preferred and common stock, including net proceeds of $464.7 million from sales of our preferred stock, net proceeds of $327.5 million from sales of our common stock from our initial public offering (“IPO”), net proceeds of $72.7 million from sales of our common stock under the Sales Agreement (as defined below) and net proceeds of $181.6 million from sales of our common stock and pre-funded warrants under the Underwriting Agreements (as defined below). We have also funded our operations from sales of PEMGARDA. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and commercialization of one or more of our product candidates, as they become authorized or approved.

Since our inception, we have incurred significant losses, including a net loss of $41.4 million for the three months ended March 31, 2026. As of March 31, 2026, we had an accumulated deficit of $995.9 million. We may continue to incur significant expenses and recognize losses in the foreseeable future as we expand and progress our research and development activities, manufacturing activities and commercialization efforts. In addition, our losses from operations may fluctuate significantly from period to period depending on the timing of our clinical trials and our expenditures on other research and development activities, manufacturing activities, and commercialization efforts. Our expenses could increase substantially in connection with our ongoing activities, as we:

•
continue to commercialize PEMGARDA;
•
advance the development of VYD2311 and prepare for its potential commercial launch, if approved, as well as advance development of our other product candidates, such as VBY329 and VMS063;
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

Based on current operating plans and excluding future external financing, we will not have sufficient cash and cash equivalents to fund our operating expenses and capital requirements beyond one year from the issuance date of the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, and therefore, we have concluded that there is substantial doubt about our ability to continue as a going concern. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See the section entitled “Liquidity and Capital Resources” for more information.

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

Our primary focus since inception has been the development of antibodies against COVID-19. We have also initiated discovery efforts to assess pipeline expansion beyond SARS-CoV-2, including the selection of a preclinical mAb candidate for the prevention of RSV, the selection of a preclinical mAb candidate for the prevention of measles and the advancement of early discovery programs targeting other potential targets. Our research and development costs consist primarily of external costs, such as fees paid to CDMOs, CROs and consultants in connection with our nonclinical studies, preclinical studies, clinical trials and product candidate manufacturing. To date, external research and development costs for any individual product candidate have been tracked commencing upon product candidate nomination. We do not allocate employee-related costs, costs associated with our discovery efforts and other internal or indirect costs to specific research and development programs or product candidates because these resources are used and these costs are deployed across multiple programs under development and, as such, are not separately classified.

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

Through March 31, 2026, we have operated as a hybrid company with employees working at our corporate headquarters and remotely. We have not incurred material operating expenses for the rent, maintenance and insurance of facilities, or for the depreciation of fixed assets.

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

We continue to monitor the manner in which countries will enact legislation to implement the Pillar Two framework proposed by the Organisation for Economic Co-operation and Development, which proposes a 15% global corporate minimum tax. As of March 31, 2026, various countries have enacted aspects of Pillar Two while committing to enact additional aspects in future years. While we do not expect these rules to have a material impact on our effective tax rate, we continue to monitor these initiatives on a global basis.

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,	Three Months Ended March 31,
(in thousands)	2026	2025	Change
Revenue:
Product revenue, net	$13,744	$11,304	$2,440
Total revenue	13,744	11,304	2,440
Operating costs and expenses:
Cost of product revenue	$1,032	$834	$198
Research and development	30,731	10,641	20,090
Selling, general and administrative	25,117	16,751	8,366
Total operating costs and expenses	56,880	28,226	28,654
Loss from operations	(43,136)	(16,922)	(26,214)
Other income:
Other income, net	1,736	633	1,103
Total other income, net	1,736	633	1,103
Net loss	$(41,400)	$(16,289)	$(25,111)

The following discussion presents the components of our expenses for the periods presented:

Product Revenue, Net

Product revenue, net was $13.7 million and $11.3 million for the three months ended March 31, 2026 and 2025, respectively. The $2.4 million increase is the result of increased product sales of PEMGARDA due to an increase in product demand.

Cost of Product Revenue

Cost of product revenue was $1.0 million and $0.8 million for the three months ended March 31, 2026 and 2025, respectively. The $0.2 million increase is the result of increased PEMGARDA sales and certain period costs.

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

Research and Development Expenses

	Three Months Ended March 31,	Three Months Ended March 31,
(in thousands)	2026	2025	Change
Direct, external research and development expenses by program:
Pemivibart(1)	$188	$1,391	$(1,203)
VYD2311(2)	22,803	1,502	21,301
VBY329(3)	164	42	122
VMS063(4)	129	—	129
Early-stage programs	29	85	(56)
Unallocated research and development expenses:
Personnel related costs (including stock-based compensation)	3,900	4,011	(111)
External discovery-related and other costs	3,518	3,610	(92)
Total research and development expenses	$30,731	$10,641	$20,090

(1) In March 2023, we announced the nomination of VYD222 (pemivibart) as a novel mAb therapeutic option for COVID-19.

(2) In March 2024, we announced the nomination of VYD2311 as a novel mAb therapeutic option for COVID-19.

(3)In November 2025, we announced the nomination of VBY329 as an RSV mAb candidate for preclinical development.

(4)In April 2026, we announced the nomination of VMS063 as a measles mAb candidate for clinical development.

Research and development expenses were $30.7 million for the three months ended March 31, 2026, compared to $10.6 million for the three months ended March 31, 2025. The $20.1 million increase in research and development expenses was primarily due to the following:

•
Decrease in direct costs related to our pemivibart program resulted from a decrease of $0.6 million in contract research costs for our Phase 3 CANOPY clinical trial, $0.5 million in nonclinical expenses and $0.1 million in contract costs for commercial manufacturing;
•
Increase in direct costs related to our VYD2311 program resulted from an increase of $21.5 million in contract research costs for our Phase 3 DECLARATION clinical trial and $0.4 million in external discovery-related and other costs, partially offset by a decrease of $0.3 million in contract costs for commercial manufacturing and $0.3 million in nonclinical expenses;
•
Increase in direct costs related to our VBY329 program resulted from the nomination of VBY329 as an RSV mAb candidate in the fourth quarter of 2025, with costs resulting from nonclinical expenses;
•
Increase in direct costs for our VMS063 program resulted from the nomination of VMS063 as a measles mAb candidate in the second quarter of 2026, with costs resulting from external discovery-related and other costs;
•
Decrease in direct costs related to our early-stage programs resulted from a decrease of external discovery-related and other costs;
•
Decrease in personnel related costs resulted from a decrease of headcount-related costs; and
•
Decrease in external discovery-related and other costs resulted from a decrease of $0.3 million in contract manufacturing costs and $0.1 million in nonclinical costs, partially offset by an increase of $0.2 million in clinical trial expenses and $0.1 million in other external costs.

Selling, General and Administrative Expenses

	Three Months Ended March 31,	Three Months Ended March 31,
(in thousands)	2026	2025	Change
Personnel related costs (including stock-based compensation)	$9,652	$7,485	$2,167
Professional and consultant fees	12,931	7,910	5,021
Other	2,534	1,356	1,178
Total selling, general and administrative expenses	$25,117	$16,751	$8,366

Selling, general and administrative expenses were $25.1 million for the three months ended March 31, 2026, compared to $16.8 million for the three months ended March 31, 2025. The $8.3 million increase in selling, general and administrative expenses was primarily due to the following:

•
Increase in personnel related costs resulted from an increase in headcount-related costs;
•
Increase in professional and consultant fees resulted from an increase of $3.4 million in professional service fees and $1.7 million related to sales and marketing costs, partially offset by a decrease of $0.1 million in insurance costs; and
•
Increase in other costs primarily resulted from an increase of $0.7 million in employee related travel expense, $0.3 million in conference related costs and $0.2 million in technology related costs.

Other Income, net

Other income, net was $1.7 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively, consisting primarily of interest earned on our invested cash balances. The $1.1 million increase in other income, net was primarily due to an increase in cash invested.

Liquidity and Capital Resources

Sources of Liquidity

Through March 31, 2026, we have incurred significant operating losses and negative cash flows from operations. Although we received an EUA from the FDA for PEMGARDA in March 2024, we may continue to incur significant expenses and potential operating losses for the foreseeable future as we continue to commercialize PEMGARDA and advance the development of VYD2311, VBY329, VMS063 and our other product candidates. As of March 31, 2026, we have financed our operations primarily with net proceeds of $464.7 million from sales of our preferred stock, $327.5 million from sales of our common stock from our IPO in August 2021, $72.7 million from sales of our common stock under the Sales Agreement (as defined below), and $181.6 million from sales of our common stock and pre-funded warrants under the Underwriting Agreements (as defined below). After receiving EUA in March 2024, we have also funded our operations from sales of PEMGARDA.

As of March 31, 2026, we had cash and cash equivalents of $184.2 million. In April 2026, we sold 11,803,589 shares of our common stock under the Sales Agreement at an average price of $1.70 per share for $19.4 million in proceeds net of commissions.

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

In October 2025, we filed a new shelf registration statement on Form S-3 with the SEC and an accompanying base prospectus, which was declared effective by the SEC on December 23, 2025, for the offer and sale of up to $350 million of our securities (the “2025 Shelf Registration Statement”). As of March 31, 2026, excluding the $75 million allocated to the 2025 ATM Prospectus Supplement (as defined below), $275 million of our securities remained available for offer and sale under the 2025 Shelf Registration Statement.

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

In October 2025, in connection with the filing of the 2025 Shelf Registration Statement, we filed with the SEC a new prospectus supplement (the “2025 ATM Prospectus Supplement”), pursuant to which we may, at our option, offer and sell shares of our common stock, with a sales value of up to $75.0 million, from time to time, through Cantor, acting as sales agent, in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act. Cantor is entitled to a commission of 3% of the gross proceeds from any sales of such shares. The 2025 Shelf Registration Statement was declared effective by the SEC on December 23, 2025. As of March 31, 2026, $75.0 million remained available for sale under the 2025 ATM Prospectus Supplement.

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

Loan Agreement

On April 18, 2025, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as lender (the “Lender”). The Loan Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $30 million (the “Term Facility”) consisting of (a) Term A Loans in an aggregate principal amount of up to $10 million, which shall be available to be drawn from and after August 15, 2025 through December 31, 2026 upon compliance with certain financial covenants and conditions, (b) Term B Loans in an aggregate principal amount of up to $10 million, which shall be available to be drawn during the period commencing on the date of the achievement of certain net product revenue milestones and ending on June 30, 2027, and (c) Term C Loans in an aggregate principal amount of up to $10 million, which shall be available to be drawn during the period commencing on the date of the achievement of certain net product revenue milestones and ending on June 30, 2027. The proceeds of the Term Facility may be used for working capital and general business purposes. As of March 31, 2026, we had not satisfied certain financial covenants and conditions, including the net product revenue milestone required to be eligible to access proceeds from the Term Facility. Accordingly, as of March 31, 2026, no amounts have been drawn down under the Loan Agreement.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash used in operating activities	$(41,712)	$(21,129)
Net cash used in investing activities	(726)	(144)
Net cash (used in) provided by financing activities	(98)	10
Effect of exchange rate changes on cash and cash equivalents	—	(8)
Net decrease in cash and cash equivalents	$(42,536)	$(21,271)

Operating Activities

During the three months ended March 31, 2026, operating activities used $41.7 million of cash, primarily due to our net loss of $41.4 million and changes in our operating assets and liabilities of $3.6 million, partially offset by non-cash charges of $3.3 million. The changes in our operating assets and liabilities primarily consisted of a $11.6 million decrease in accounts payable, a $2.1 million increase in prepaid expenses and other current assets, a $1.0 million increase in other non-current assets, and a $0.3 million decrease in operating lease liabilities, partially offset by a $9.2 million increase in accrued expenses and a $2.2 million decrease in accounts receivable. The change in accounts payable and accrued expenses was primarily due to the timing of vendor invoicing and payments.

During the three months ended March 31, 2025, operating activities used $21.1 million of cash, primarily due to our net loss of $16.3 million, and changes in our operating assets and liabilities of $8.4 million, partially offset by non-cash charges of $3.6 million. The changes in our operating assets and liabilities primarily consisted of a $10.0 million decrease in accrued expenses, a $1.6 million decrease in accounts payable, and a $0.4 million decrease in operating lease liabilities, partially offset by a $2.3 million decrease in accounts receivable and a $1.3 million decrease in prepaid expenses and other current assets. The decrease in accrued expenses was primarily due to the timing of vendor invoicing and payments.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2026 consisted of $0.7 million in purchases of property and equipment.

Net cash used in investing activities during the three months ended March 31, 2025 consisted of $0.1 million in purchases of property and equipment.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2026 consisted of $0.2 million in payments for offering costs related to the Underwriting Agreement and $0.1 million in payments for offering costs related to the Sales Agreement, partially offset by $0.1 million from the issuance of common stock under our employee stock purchase plan, and $0.1 million from exercises of stock options.

Net cash provided by financing activities during the three months ended March 31, 2025 consisted of $0.1 million from the exercises of stock options and the issuance of common stock under our employee stock purchase plan, offset by $0.1 million in payments for offering costs related to the Sales Agreement.

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

Substantial Doubt about Ability to Continue as a Going Concern

In accordance with Accounting Standards Update 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern from the issuance date of our condensed consolidated financial statements. Based on current operating plans and excluding future external financing, we will not have sufficient cash and cash equivalents to fund our operating expenses and capital requirements beyond one year from the issuance of these condensed consolidated financial statements, and therefore, we have concluded that there is substantial doubt about our ability to continue as a going concern. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

We lease certain office and laboratory space classified as operating leases. See Note 9 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail on our lease obligations and the timing of expected future payments.

In addition, we enter into agreements with third parties in the ordinary course of business for various products and services, including those related to research, preclinical and clinical operations, manufacturing and support, supply chain, and distribution. These contracts do not contain any material minimum purchase commitments. Certain of these agreements provide for termination rights subject to the payment of termination fees and/or wind-down costs. Under such agreements, we are contractually obligated to make certain payments to vendors upon early termination, primarily to reimburse them for their unrecoverable outlays incurred prior to cancellation as well as any amounts owed by us prior to early termination. The actual amounts we could pay in the future to the vendors under such agreements may differ from the purchase order amounts due to cancellation provisions. The termination fees were not probable of payment as of March 31, 2026.

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the U.S. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the 2025 Form 10-K. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. There have been no significant changes to our critical accounting policies and estimates from those described in the 2025 Form 10-K.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations and cash flows is disclosed in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act, and will remain an emerging growth company until December 31, 2026. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Financial Officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings or other litigation relating to claims arising in the ordinary course of business. We accrue liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and estimated exposure amount. Legal fees and other costs associated with such proceedings are expensed as incurred. As of March 31, 2026, we were not a party to any material legal proceedings.

Item 1A. Risk Factors.

Information regarding risks and uncertainties related to our business appears in Part I, Item 1A. “Risk Factors” of the 2025 Form 10-K. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors set forth in the 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities; Use of Proceeds

We did not issue any unregistered equity securities during the three months ended March 31, 2026.

Purchases of Equity Securities by the Issuer

We did not purchase any of our equity securities during the three months ended March 31, 2026.

Item 5. Other Information.

Director and Officer Trading Arrangements

During the three months ended March 31, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

10.1+

First Amendment to the Employment Agreement of Jill Andersen, by and between the Registrant and Jill Andersen, dated January 31, 2026 (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K (File No. 001-40703), filed with the Securities and Exchange Commission on March 5, 2026).

10.2+

First Amendment to the Employment Agreement of Robert Allen, by and between the Registrant and Robert Allen, dated January 31, 2026 (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K (File No. 001-40703), filed with the Securities and Exchange Commission on March 5, 2026).

10.3+

First Amendment to the Employment Agreement of William Duke, Jr., by and between the Registrant and William Duke, Jr., dated January 31, 2026 (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K (File No. 001-40703), filed with the Securities and Exchange Commission on March 5, 2026).

10.4+

Second Amendment to the Employment Agreement of Julie Green, by and between the Registrant and Julie Green, dated January 31, 2026 (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K (File No. 001-40703), filed with the Securities and Exchange Commission on March 5, 2026).

10.5+

First Amendment to the Employment Agreement of Timothy Lee, by and between the Registrant and Timothy Lee, dated January 31, 2026 (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K (File No. 001-40703), filed with the Securities and Exchange Commission on March 5, 2026).

10.6*†	Amendment No. 1 to the Second Amended and Restated Commercial Manufacturing Services Agreement by and between the Registrant and WuXi Biologics (Hong Kong) Limited, dated March 4, 2026.
10.7*†	Amendment No. 3 to the Cell Line License Agreement by and between the Registrant and WuXi Biologics (Hong Kong) Limited, dated March 4, 2026.
10.8*†	Amendment No. 1 to the Clinical Master Services Agreement by and between the Registrant and WuXi Biologics (Hong Kong) Limited, dated March 4, 2026.
31.1*

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
†	Certain portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
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
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVIVYD, INC.

Date: May 14, 2026	By:	/s/ William Duke, Jr.
William Duke, Jr.
Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)