Form 10-Q
period 2026-06-30
Invivyd, Inc.
filed 2026-08-13
CIK 1832038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number: 001-40703

INVIVYD, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-1403134
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
205 Church Street New Haven, CT	06510
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 819-0080

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	IVVD	The Nasdaq Global Market

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

As of July 30, 2026, the registrant had 294,758,746 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

INVIVYD, INC.

Condensed Consolidated Balance Sheets

(UNaudited)

(In thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$160,080	$226,689
Accounts receivable, net(1)	11,222	13,919
Prepaid expenses and other current assets	10,810	6,859
Total current assets	182,112	247,467
Inventory	25,345	25,499
Property and equipment, net	2,183	1,365
Operating lease right-of-use assets	8,067	2,442
Other non-current assets	1,176	110
Total assets	$218,883	$276,883
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,486	$13,744
Accrued expenses(2)	19,855	19,053
Operating lease liabilities, current	1,616	1,314
Other current liability	71	52
Total current liabilities	31,028	34,163
Operating lease liabilities, non-current	6,775	1,180
Total liabilities	37,803	35,343
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock (undesignated), $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized, 294,755,090 shares issued and outstanding at June 30, 2026; 281,987,033 shares issued and outstanding at December 31, 2025	29	28
Additional paid-in capital	1,221,362	1,196,036
Accumulated other comprehensive loss	(35)	(41)
Accumulated deficit	(1,040,276)	(954,483)
Total stockholders’ equity	181,080	241,540
Total liabilities and stockholders’ equity	$218,883	$276,883

(1)
Includes an allowance for doubtful accounts of $199 and $323 as of June 30, 2026 and December 31, 2025, respectively.
(2)
Includes related-party amounts of $576 and $703 as of June 30, 2026 and December 31, 2025, respectively (see Note 15).

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVIVYD, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(UNaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Product revenue, net	$14,285	$11,786	$28,029	$23,090
Total revenue	14,285	11,786	28,029	23,090
Operating costs and expenses:
Cost of product revenue(1)	1,273	685	2,305	1,519
Research and development(2)	29,367	9,573	60,098	20,214
Selling, general and administrative	29,465	16,588	54,582	33,339
Total operating costs and expenses	60,105	26,846	116,985	55,072
Loss from operations	(45,820)	(15,060)	(88,956)	(31,982)
Other income:
Other income, net	1,427	400	3,163	1,033
Total other income, net	1,427	400	3,163	1,033
Net loss	(44,393)	(14,660)	(85,793)	(30,949)
Other comprehensive income (loss)
Unrealized gain (loss), net of tax	2	(26)	6	(34)
Comprehensive loss	$(44,391)	$(14,686)	$(85,787)	$(30,983)
Net loss per share attributable to common stockholders, basic and diluted	$(0.14)	$(0.12)	$(0.27)	$(0.26)
Weighted-average common shares outstanding, basic and diluted	320,435,078	120,016,132	315,082,327	119,950,172

(1)
Includes related-party amounts of $571 and $1,121 for the three and six months ended June 30, 2026, respectively, and $472 and $924 for the three and six months ended June 30, 2025, respectively (see Note 15).
(2)
Includes related-party amounts of $1,129 and $2,255 for the three and six months ended June 30, 2026, respectively, and $1,140 and $2,268 for the three and six months ended June 30, 2025, respectively (see Note 15).

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVIVYD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2025	281,987,033	$28	—	$—	$1,196,036	$(41)	$(954,483)	241,540
Stock-based compensation expense	—	—	—	—	2,697			2,697
Exercise of stock options	60,028	—	—	—	74	—	—	74
Issuance of common stock upon restricted stock units vesting	660,999	—	—	—	—	—	—	—
Issuance of common stock under the employee stock purchase plan	95,803	—	—	—	135	—	—	135
Unrealized gain, net of tax	—	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	—	(41,400)	(41,400)
Balances at March 31, 2026	282,803,863	$28	—	$—	$1,198,942	$(37)	$(995,883)	$203,050
Stock-based compensation expense	—	—	—	—	2,895	—	—	2,895
Exercise of stock options	20,833	—	—	—	17	—	—	17
Common stock issued in connection with at-the-market offering, net	11,803,589	1	—	—	19,388	—	—	19,389
Issuance of common stock under the employee stock purchase plan	126,805	—	—	—	120	—	—	120
Unrealized gain, net of tax	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	(44,393)	(44,393)
Balances at June 30, 2026	294,755,090	$29	—	$—	$1,221,362	$(35)	$(1,040,276)	$181,080

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2024	119,835,162	$12	—	$—	$969,526	$(5)	$(901,994)	$67,539
Stock-based compensation expense	—	—	—	—	2,826	—	—	2,826
Exercise of stock options	36,111	—	—	—	37	—	—	37
Issuance of common stock under the employee stock purchase plan	90,172	—	—	—	44	—	—	44
Unrealized loss, net of tax	—	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	—	(16,289)	(16,289)
Balances at March 31, 2025	119,961,445	$12	—	$—	$972,433	$(13)	$(918,283)	$54,149
Stock-based compensation expense	—	—	—	—	3,180	—	—	3,180
Exercise of stock options	87,000	—	—	—	68	—	—	68
Issuance of common stock under the employee stock purchase plan	94,366	—	—	—	78	—	—	78
Unrealized loss, net of tax	—	—	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	—	—	(14,660)	(14,660)
Balances at June 30, 2025	120,142,811	$12	—	$—	$975,759	$(39)	$(932,943)	$42,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVIVYD, INC.

Condensed Consolidated Statements of Cash Flows

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(85,793)	$(30,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,592	6,006
Amortization of operating lease right-of-use assets	804	784
Depreciation and amortization expense	348	457
Other non-cash adjustments	7	91
Changes in operating assets and liabilities:
Accounts receivable	2,697	2,091
Inventory	108	(71)
Prepaid expenses and other current assets	(3,728)	4,797
Other non-current assets	(1,066)	18
Accounts payable	(4,248)	7,675
Accrued expenses	1,075	(24,580)
Operating lease liabilities	(532)	(747)
Other current liabilities	19	(2)
Net cash used in operating activities	(84,717)	(34,430)
Cash flows from investing activities:
Purchases of property and equipment	(1,236)	(155)
Net cash used in investing activities	(1,236)	(155)
Cash flows from financing activities:
Proceeds from exercises of stock options	91	105
Proceeds from issuance of common stock under the employee stock purchase plan	255	122
Proceeds from at-the-market offering, net of commissions	19,448	—
Payments for at-the-market offering costs	(219)	(86)
Payments for underwritten public offering costs	(231)	—
Net cash provided by financing activities	19,344	141
Effect of exchange rate changes on cash and cash equivalents	—	—
Net decrease in cash and cash equivalents	(66,609)	(34,444)
Cash and cash equivalents at beginning of period	226,689	69,349
Cash and cash equivalents at end of period	$160,080	$34,905
Supplemental disclosure of cash flow information
Deferred offering costs in accrued expenses	$—	$50
Deferred offering costs in accounts payable	$96	$—
Property and equipment included in accrued expenses	$93	$—
Property and equipment included in accounts payable	$50	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVIVYD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Nature of the Business and Basis of Presentation

Invivyd, Inc. (the “Company”) is a biopharmaceutical company focused on the discovery, development and commercialization of monoclonal antibody (“mAb”) therapies for the prevention and treatment of serious viral infectious diseases, beginning with SARS-CoV-2, the virus that causes COVID-19, and expanding into other high-need indications, such as measles and respiratory syncytial virus (“RSV”).

On March 22, 2024, the Company received emergency use authorization (“EUA”) from the U.S. Food and Drug Administration (“FDA”) for PEMGARDA® injection, for intravenous use, a half-life extended investigational mAb, for the pre-exposure prophylaxis (prevention) of COVID-19 in adults and adolescents (12 years of age and older weighing at least 40 kg) who have moderate-to-severe immune compromise due to certain medical conditions or receipt of certain immunosuppressive medications or treatments and are unlikely to mount an adequate immune response to COVID-19 vaccination. The emergency use of PEMGARDA is only authorized for the duration of the declaration that circumstances exist justifying the authorization of the emergency use of drugs and biological products during the COVID-19 pandemic under Section 564(b)(1) of the Federal Food, Drug, and Cosmetic Act, 21 U.S.C. § 360bbb-3(b)(1), unless the authorization is revoked sooner. On June 30, 2026, the U.S. Department of Health and Human Services provided advance notice of the termination of the declaration, which will take effect after a twelve-month transition period ending on June 29, 2027. Consequently, the EUA for PEMGARDA is set to terminate on June 29, 2027. Consistent with EUA transition processes, the Company is in dialogue with the FDA about appropriate next steps for PEMGARDA.

In January 2024, the Company nominated VYD2311, a next generation mAb candidate for COVID-19, as a drug candidate. VYD2311 is a mAb with high in vitro neutralization potency shown against prominent SARS-CoV-2 variants tested to date. In October 2025, the Company announced that the FDA cleared the Company’s Investigational New Drug (“IND”) application for VYD2311 and provided feedback to advance the Company’s REVOLUTION clinical program, the Company’s development program for VYD2311. The REVOLUTION clinical program includes three clinical trials, DECLARATION, LIBERTY, and DRUMMER. In December 2025, the Company initiated DECLARATION, which is a Phase 3 randomized, triple-blind, placebo-controlled clinical trial to evaluate VYD2311 safety and efficacy in prevention of symptomatic, RT-PCR-confirmed COVID-19 at three months, with either a single dose or monthly doses of VYD2311, each administered via intramuscular injection, compared to placebo. In April 2026, the Company announced it had conducted a prospectively designed, conservative, algorithmic sample size re-estimation pooled, blinded analysis for the DECLARATION clinical trial and, in June 2026, the Company announced completion of enrollment in the upsized DECLARATION clinical trial. DECLARATION is designed to support potential Biologics License Application (“BLA”) submission, with top-line data planned later in the third quarter of 2026. In June 2026, the Company announced initiation and completion of enrollment in LIBERTY, which is designed as a Phase 3, randomized, double-blind clinical trial to evaluate the safety, serum virus neutralizing antibody responses, and pharmacokinetics of (1) VYD2311, (2) an mRNA COVID vaccine, and (3) co-administered VYD2311 with an mRNA COVID vaccine. The LIBERTY clinical trial is fully dosed, with top-line data anticipated later in the third quarter of 2026. Additionally, the Company has agreed with the FDA on an initial Pediatric Study Plan for an efficient safety and immunobridging clinical trial to support potential BLA submission for VYD2311 in children aged 0-11 years. This DRUMMER pediatric clinical trial will be actioned only if the pivotal DECLARATION clinical trial is successful. The FDA has granted “Fast Track” designation for VYD2311 for the prevention of COVID-19 in individuals with underlying risk factors for progression to severe disease. Fast Track designation is a process designed to facilitate the development and expedite the regulatory review of drugs to treat serious conditions and fill an unmet medical need, including eligibility for priority review and rolling review of BLA submissions, if specified criteria are met.

In addition to the Company’s COVID-19 programs, in November 2025, the Company announced the selection of VBY329, a potential best-in-class mAb candidate being developed for the prevention of RSV infections in neonates, infants and children. The Company expects to advance VBY329 toward IND readiness in the second half of 2026. Also, in April 2026, the Company announced the discovery and advancement of VMS063, a novel, highly potent, half-life-extended, high resistance barrier measles mAb candidate. The Company has begun IND-enablement and regulatory outreach to support rapid VMS063 development, and expects to advance VMS063 toward IND readiness in the second half of 2026. Through the Company’s proprietary technology platform, the Company continues to investigate additional mAbs for protection and treatment of other important infectious diseases.

The Company was incorporated in the State of Delaware in June 2020. The Company operates as a hybrid company with employees working at its corporate headquarters in New Haven, Connecticut, and remotely. The Company leases dedicated laboratory and office space in Newton, Massachusetts for research and development purposes.

The Company is subject to a number of risks and uncertainties common to companies in the biopharmaceutical industry, including, but not limited to, completing clinical trials, the ability to raise additional capital to fund operations, obtaining and maintaining regulatory authorization or approval for product candidates, risks associated with market acceptance and commercialization of products, competition from other products, protection of proprietary intellectual property, compliance with government regulations, dependence on key personnel, the ability to attract and retain qualified employees, and reliance on third-party organizations for the discovery, manufacturing, clinical and commercial success of its product candidates.

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

The Company has incurred recurring losses and negative cash flows from operations since its inception, including a net loss of $85.8 million for the six months ended June 30, 2026. As of June 30, 2026, the Company had an accumulated deficit of $1,040.3 million. The Company may continue to generate operating losses for the foreseeable future.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2026, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026 and 2025, the condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025 and the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2026 and 2025 are unaudited.

The accompanying unaudited condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. The accompanying condensed consolidated balance sheet as of December 31, 2025 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited annual consolidated financial statements, and the notes thereto, as of and for the year ended December 31, 2025, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 5, 2026 (the “2025 Form 10-K”).

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of June 30, 2026 and December 31, 2025, the condensed consolidated results of operations for the three and six months ended June 30, 2026 and 2025, the condensed consolidated cash flows for the six months ended June 30, 2026 and 2025, and changes in stockholders’ equity for the three and six months ended June 30, 2026 and 2025 have been made. The Company’s condensed consolidated results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026.

2. Summary of Significant Accounting Policies

As of June 30, 2026, the Company’s significant accounting policies and estimates, which are detailed in the Company’s 2025 Form 10-K, have not materially changed.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, research and development expenses and related prepaid or accrued costs, stock-based compensation expense, revenue, including discounts and allowances, and inventory obsolescence. The Company bases its estimates on historical experience, known trends, expected future internal sales forecasts and other market-specific or relevant factors it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ materially from those estimates or assumptions. If actual market conditions are less favorable than those projected by management, the Company is not able to obtain regulatory approval for PEMGARDA before the EUA for PEMGARDA terminates or in the event of an adverse FDA action, inventory write-downs may be required.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist of cash, cash equivalents and accounts receivable. As of June 30, 2026, the Company invested its excess cash in money market funds that are subject to minimal credit and market risks. The Company maintains its existing cash and cash equivalents at two accredited financial institutions. From time to time, these deposits may exceed federally insured limits. The Company has not experienced any losses historically in these accounts. Accordingly, the Company does not believe it is exposed to unusual credit risk related to its existing cash and cash equivalents beyond the normal credit risk associated with commercial banking relationships.

There have been no material changes in customer concentration of accounts receivable from those detailed in the Company’s 2025 Form 10-K. As of June 30, 2026, the Company recorded an allowance for doubtful accounts of $0.2 million related to one direct customer.

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

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2026:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$156,455	$—	$—	$156,455
	$156,455	$—	$—	$156,455

	Fair Value Measurements at December 31, 2025:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$224,172	$—	$—	$224,172
	$224,172	$—	$—	$224,172

The money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy.

There were no changes to the valuation methods during the three and six months ended June 30, 2026.

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers into or out of Level 1, Level 2 or Level 3 fair value measurements during the three and six months ended June 30, 2026.

4. Inventory

The following table presents non-current inventories (in thousands):

	June 30, 2026	December 31, 2025
Work in process	$20,769	$20,769
Finished goods	4,576	4,730
	$25,345	$25,499

As of June 30, 2026, $0.3 million of finished goods inventory was classified as a current asset and included within prepaid expenses and other current assets in the condensed consolidated balance sheet. Please refer to Note 5 for additional information.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Prepaid external research, development and manufacturing costs	$5,541	$3,442
Prepaid license and subscription costs	1,364	738
Prepaid corporate communication costs	896	—
Prepaid insurance	343	1,024
Interest receivable	461	676
Finished goods inventory, current	310	263
Other	1,895	716
	$10,810	$6,859

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued external research, development and manufacturing costs	$6,198	$6,616
Accrued professional and consultant fees	5,978	2,778
Accrued employee compensation	3,884	5,749
Other	3,795	3,910
	$19,855	$19,053

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

Amounts paid with respect to services performed by Adimab on the Company’s behalf under the Adimab Assignment Agreement are recognized as research and development expense as such amounts are incurred. During both the three and six months ended June 30, 2026 and 2025, the Company did not recognize any research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Assignment Agreement. Please refer to Note 15 for additional information.

The Company is obligated to pay Adimab up to $16.5 million upon the achievement of specified development and regulatory milestones for the first Product under the agreement that achieves such specified milestones and up to $8.1 million upon the achievement of specified development and regulatory milestones for the second Product under the agreement that achieves such specified milestones. The maximum aggregate amount of milestone payments payable under the agreement for any and all Products is $24.6 million, of which a total of $11.1 million has been achieved and paid through June 30, 2026; however, milestone payments do not accrue for certain in vitro diagnostic devices consisting of or containing CoV Antibodies.

The next potential milestone under the Adimab Assignment Agreement is a low single-digit million-dollar regulatory milestone, which was not considered probable under U.S. GAAP and therefore, no expense was recognized as of June 30, 2026.

During both the three and six months ended June 30, 2026 and 2025, the Company did not recognize any in-process research and development (“IPR&D”) expense with respect to contingent consideration payable under the Adimab Assignment Agreement. Except for milestone payments of $11.1 million incurred through December 31, 2023, no other milestone payments have been paid to or have been earned by Adimab through June 30, 2026.

The Company is obligated to pay Adimab royalties of a mid-single-digit percentage based on net sales of any Products, beginning upon the first commercial sale of a Product in accordance with the Adimab Assignment Agreement. The royalty rate is subject to reductions specified under the agreement. Royalties are due on a Product-by-Product and country-by-country basis beginning upon the first commercial sale of each Product and ending on the later of (i) 12 years after the first commercial sale of such Product in such country and (ii) the expiration of the last valid claim of a patent covering such Product in such country (the “Royalty Term”). During the three and six months ended June 30, 2026, the Company expensed $0.6 million and $1.2 million of royalties, respectively, while reserving all rights under the Adimab Assignment Agreement and the applicable law. During the three and six months ended June 30, 2025, the Company expensed $0.4 million and $0.9 million, respectively, of royalties, while reserving all rights under the Adimab Assignment Agreement and the applicable law. In addition, the Company is obligated to pay Adimab royalties of a specified percentage in the range of 45% to 55% of any compulsory sublicense consideration received by the Company in lieu of certain royalty payments.

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

The Company agreed to pay Adimab a quarterly fee of $1.3 million, which could be cancelled at the Company’s option at any time. For so long as the Company was paying such quarterly fee (or earlier if (i) the Company experienced a change of control after the third anniversary of the Adimab Collaboration Agreement or (ii) Adimab owned less than a specified percentage of the Company’s equity), Adimab and its affiliates agreed not to assist or direct certain third parties to discover or optimize antibodies intended to bind to coronaviruses or influenza viruses. Under the Adimab Collaboration Agreement, the Company could also elect to decrease the scope of Adimab’s exclusivity obligations and obtain a corresponding decrease in the quarterly fee. In December 2023, the Company elected to decrease the scope of Adimab’s exclusivity obligations to cover only coronaviruses and obtained a corresponding decrease in the quarterly fee. Effective January 2024, the Company became obligated to pay Adimab a quarterly fee of $0.6 million. During both the three months ended June 30, 2026 and 2025, the Company recognized $0.6 million of research and development expense related to the quarterly fee. During both the six months ended June 30, 2026 and 2025, the Company recognized $1.2 million of research and development expense related to the quarterly fee.

For each agreed upon research program that is commenced, the Company is obligated to pay Adimab quarterly for its services performed during a given research program at a specified full-time equivalent rate; a discovery delivery fee of $0.2 million; and an optimization completion fee of $0.2 million. For each option exercised by the Company to commercialize a specific research program, the Company is obligated to pay Adimab an exercise fee of $1.0 million. Amounts paid with respect to services performed by Adimab on the Company’s behalf in each of the research programs under the Adimab Collaboration Agreement are recognized as research and development expense as such amounts are incurred and services are rendered. During both the three and six months ended June 30, 2026 and 2025, the Company did not recognize any research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Collaboration Agreement. During both the three and six months ended June 30, 2026 and 2025, the Company did not recognize any IPR&D expense related to drug delivery fees, optimization completion fees or option exercise fees. Please refer to Note 15 for additional information.

The Company is obligated to pay Adimab up to $18.0 million upon the achievement of specified development and regulatory milestones for each product under the Adimab Collaboration Agreement that achieves such milestones. The next potential milestone under the Adimab Collaboration Agreement is a low single-digit million-dollar clinical milestone, which was not considered probable under U.S. GAAP and therefore, no expense was recognized as of June 30, 2026. The Company is also obligated to pay Adimab royalties of a mid-single-digit percentage based on net sales of any product under the Adimab Collaboration Agreement, subject to reductions for third-party licenses. The royalty term will expire for each product on a country-by-country basis upon the later of (i) 12 years after the first commercial sale of such product in such country and (ii) the expiration of the last valid claim of any patent claiming composition of matter or method of making or using any antibody identified or optimized under the Adimab Collaboration Agreement in such country.

In addition, the Company is obligated to pay Adimab for Adimab’s performance of certain validation work with respect to certain antigens acquired from a third party. In consideration for this work, the Company is obligated to pay Adimab royalties of a low single-digit percentage based on net sales of products that contain such antigens for the same royalty term as antibody-based products, but the Company is not obligated to make any milestone payments for such antigen products. Through June 30, 2026, no royalty payments have been paid to or have been earned by Adimab under the Adimab Collaboration Agreement.

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

The Company is obligated to pay Adimab an annual fee of single digit millions on each of the first four anniversaries of the Adimab Platform Transfer Agreement Effective Date, which allows the Company to receive material improvements to the platform technology, including materially improved antibody optimization libraries, updates that provide new functionality to the platform, and software upgrades, from Adimab through June 2027. The first annual fee became due in September 2023 and was paid in October 2023. During both the three months ended June 30, 2026 and 2025, the Company recognized $0.5 million of research and development expense related to the annual fee under the Adimab Platform Transfer Agreement. During both the six months ended June 30, 2026 and 2025, the Company recognized $1.0 million of research and development expense related to the annual fee under the Adimab Platform Transfer Agreement. Beginning in July 2027 and ending in June 2042, unless terminated earlier, the Company has the option to receive additional material improvements to the platform technology from Adimab, subject to a commercially reasonable fee to be negotiated by the parties.

The Company is obligated to pay Adimab up to $9.5 million upon the achievement of specified development and regulatory milestones for each product under the Adimab Platform Transfer Agreement that achieves such milestones. The next potential milestone under the Adimab Platform Transfer Agreement is a mid-six-digit dollar preclinical milestone, which was not considered probable under U.S. GAAP and therefore, no expense was recognized as of June 30, 2026.

In addition, the Company is obligated to pay Adimab royalties of a low single-digit percentage based on net sales of products containing an antibody discovered, engineered or optimized using Adimab’s platform technology, subject to reductions specified under the Adimab Platform Transfer Agreement. Royalties are due on a product-by-product and country-by-country basis. The royalty term will expire for each product on a country-by-country basis upon the later of (i) 12 years after the first commercial sale of such product in such country and (ii) the expiration of the last valid claim of a program antibody patent for covering the program antibody contained in such product in such country. Through June 30, 2026, no royalty payments have been paid to or have been earned by Adimab under the Adimab Platform Transfer Agreement.

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

The Company is also obligated to pay royalties in the range of less than 1.0% to WuXi Biologics based on net sales of any Licensed Products manufactured by the Company or a third party on its behalf. However, if the Company uses WuXi Biologics to manufacture all of its commercial supplies for Licensed Products, no royalties would be owed by the Company to WuXi Biologics for net sales of Licensed Products. The Company has an option to buy out its royalty obligations on a Licensed Cell Line-by-Licensed Cell Line basis with respect to certain Licensed Products by making a one-time payment in the low eight-figures to WuXi Biologics and with respect to certain other Licensed Products by making a one-time payment in the middle-seven figures to WuXi Biologics. Royalties are due on a Licensed Product-by-Licensed Product basis commencing on the date of the first commercial sale of the applicable product and continuing for so long as the Company commercializes Licensed Products or, if earlier, until the Company exercises its option to buy out the royalty obligations. The royalty obligation shall be waived to the extent the royalty obligation is derived or arising from a Licensed Product sold in the U.S. if the Company’s ability to have such Licensed Product manufactured by WuXi Biologics becomes materially restricted due to certain government actions, with such waiver continuing for so long as such government action continues. Through June 30, 2026, no royalties had become due to WuXi Biologics.

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

The Company concluded that the Cell Line License Agreement represented an asset acquisition of IPR&D with no alternative future use. The Cell Line License Agreement did not qualify as a business combination because substantially all of the fair value of the assets acquired was concentrated in a single asset. The Company did not recognize any IPR&D expense under the Cell Line License Agreement during the three and six months ended June 30, 2026 and 2025.

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

During both the three and six months ended June 30, 2026 and 2025, the Company did not pay any cash compensation to PHP and therefore did not recognize any research and development expense related thereto.

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

For purposes of the PHP Warrant, the term “Market Capitalization” means, with respect to a particular trading day, the total value of the outstanding shares of the Company’s common stock on such date, calculated by multiplying the Company’s volume weighted-average price for the ten (10) trading days immediately preceding such date by the Company’s total number of outstanding shares of the Company’s common stock as reflected in (i) the Company’s most recent periodic or annual report filed with the SEC (e.g., Annual Report on Form 10-K or Quarterly Report on Form 10-Q), as the case may be, (ii) a more recent public announcement by the Company or (iii) a more recent written notice by the Company or the Company’s transfer agent setting forth the number of shares of the Company's common stock outstanding. As of June 30, 2026, no portion of the PHP Warrant had vested.

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

In May 2025, the Company entered into a short-term lease agreement for approximately 13,600 square feet of office space in New Haven, Connecticut, with an original term of 12 months. The Company has elected the short-term lease recognition exemption under ASC Topic 842 – Leases and therefore has not recognized a right-of-use asset or lease liability on the balance sheet. In May 2026, the Company amended the agreement to extend the term through September 2026 and continued to elect the short-term lease recognition exemption. For the three and six months ended June 30, 2026 and 2025, base rent charges of less than $0.1 million were incurred.

In January 2026, the Company entered into an agreement to lease approximately 33,000 square feet of office space in New Haven, Connecticut (the “New Haven Lease”). The New Haven Lease commenced in March 2026 and has an initial term of 129 months. The Company’s obligation for the payment of rent for the premises begins six months after the lease commencement date and total future minimum lease payments are expected to be $10.9 million. The lease includes a tenant improvement allowance of approximately $1.0 million.

Under the terms of the New Haven Lease, the Company made a security deposit of $1.0 million in the form of a letter of credit, which will be reduced by 50% in September 2027, following the first twelve months of rent payments.

The components of operating lease expense were as follows (in thousands):

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For The Six Months Ended June 30,
	2026	2025	2026	2025
Lease cost:
Operating lease cost	$623	$374	$1,047	$821
Variable lease cost	—	2	—	6
Total lease cost	$623	$376	$1,047	$827

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$399	$360	$775	$785

Future minimum lease payments under the noncancelable leases as of June 30, 2026 was as follows (in thousands):

Year Ending December 31,	Operating Lease
2026 (excluding the six months ended June 30, 2026)	$1,117
2027	2,549
2028	917
2029	1,026
2030	1,051
Thereafter	6,594
Total lease payments	13,254
Less: tenant improvement allowance reimbursements yet to be received	(956)
Present value adjustment	(3,907)
Present value of operating lease liability	$8,391

As of June 30, 2026, the Company’s operating leases were measured using a weighted-average incremental borrowing rate of 7.8% over a weighted-average remaining lease term of 8.0 years.

As of June 30, 2025, the Company’s operating leases were measured using a weighted-average incremental borrowing rate of 6.0% over a weighted-average remaining lease term of 2.5 years.

The total operating liabilities are presented on the Company’s condensed consolidated balance sheet based on maturity dates. As of June 30, 2026, $1.6 million is classified under “operating lease liabilities, current” for the portion due within twelve months, and $6.8 million is classified under “operating lease liabilities, non-current”.

License Agreements

The Company has entered into license agreements with Adimab and WuXi Biologics (see Note 7).

Other Contracts

The Company enters into agreements with third parties in the ordinary course of business for various products and services, including those related to research, preclinical and clinical operations, manufacturing and support, supply chain, and distribution. These contracts do not contain any material minimum purchase commitments. Certain of these agreements provide for termination rights subject to the payment of termination fees and/or wind-down costs. Under such agreements, the Company is contractually obligated to make certain payments to vendors upon early termination, primarily to reimburse them for their unrecoverable outlays incurred prior to cancellation as well as any amounts owed by the Company prior to early termination. The actual amounts the Company could pay in the future to the vendors under such agreements may differ from the purchase order amounts due to cancellation provisions. The termination fees were not probable of payment as of June 30, 2026 and December 31, 2025.

Legal Proceedings

From time to time, the Company may become involved in legal proceedings or other litigation relating to claims arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and estimated exposure amount. Legal fees and other costs associated with such proceedings are expensed as incurred. As of June 30, 2026, the Company was not a party to any material legal proceedings.

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

Loan Agreement

On April 18, 2025, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as lender (the “Lender”). The Loan Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $30 million (the “Term Facility”) consisting of (a) Term A Loans in an aggregate principal amount of up to $10 million, which shall be available to be drawn from and after August 15, 2025 through December 31, 2026 upon compliance with certain financial covenants and conditions, (b) Term B Loans in an aggregate principal amount of up to $10 million, which shall be available to be drawn during the period commencing on the date of the achievement of certain net product revenue milestones and ending on June 30, 2027, and (c) Term C Loans in an aggregate principal amount of up to $10 million, which shall be available to be drawn during the period commencing on the date of the achievement of certain net product revenue milestones and ending on June 30, 2027. The proceeds of the Term Facility may be used for working capital and general business purposes. As of June 30, 2026, the Company had not satisfied certain financial covenants and conditions, including the net product revenue milestone required to be eligible to access proceeds from the Term Facility. Accordingly, as of June 30, 2026, no amounts have been drawn down under the Loan Agreement.

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

10. Common Stock

Shares Reserved for Future Issuance

As of June 30, 2026, the Company had reserved 59,942,264 shares of common stock for the exercise of outstanding stock options, the vesting of outstanding restricted stock units (“RSUs”) and the issuance of awards available for grant under the Company’s 2020 Equity Incentive Plan, 2021 Equity Incentive Plan, 2021 Employee Stock Purchase Plan and 2026 Inducement Plan (see Note 11).

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

In October 2025, the Company filed a new shelf registration statement on Form S-3 with the SEC and an accompanying base prospectus, which was declared effective by the SEC on December 23, 2025, for the offer and sale of up to $350 million of the Company’s securities (the “2025 Shelf Registration Statement”). As of June 30, 2026, excluding the $75 million allocated to the 2025 ATM Prospectus Supplement (as defined below), $275 million of the Company’s securities remained available for offer and sale under the 2025 Shelf Registration Statement.

August 2025 Underwritten Public Offering

In August 2025, the Company completed an underwritten public offering pursuant to an underwriting agreement (the “August Underwriting Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), as representative of the underwriters named therein, pursuant to which it issued and sold an aggregate of 89,234,480 shares of its common stock at a price of $0.52 per share, and pre-funded warrants to purchase up to an aggregate of 21,342,442 shares of common stock at a price of $0.5199 per pre-funded warrant (the “August 2025 Underwritten Public Offering”). The price of $0.5199 per pre-funded warrant represented the $0.52 per share purchase price for the common stock less the exercise price of $0.0001 per pre-funded warrant. The pre-funded warrants are exercisable at any time after their original issuance and will not expire. The Company received total net proceeds of approximately $53.5 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. As of June 30, 2026, there were no exercises of pre-funded warrants that were issued in connection with the August 2025 Underwritten Public Offering.

November 2025 Underwritten Public Offering

In November 2025, the Company completed an underwritten public offering pursuant to an underwriting agreement (the “November Underwriting Agreement” and together with the August Underwriting Agreement, the “Underwriting Agreements”) with Cantor, as representative of the underwriters named therein, pursuant to which it issued and sold an aggregate of 44,000,000 shares of its common stock at a price of $2.50 per share, and pre-funded warrants to purchase up to an aggregate of 6,000,000 shares of common stock at a price of $2.4999 per pre-funded warrant (the “November 2025 Underwritten Public Offering”, and, together with the August 2025 Underwritten Public Offering, the “2025 Underwritten Public Offerings”). The price of $2.4999 per pre-funded warrant represented the $2.50 per share purchase price for the common stock less the exercise price of $0.0001 per pre-funded warrant. The pre-funded warrants are exercisable at any time after their original issuance and will not expire. The Company received total net proceeds of approximately $117.2 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. As of June 30, 2026, there were no exercises of pre-funded warrants that were issued in connection with the November 2025 Underwritten Public Offering.

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

In October 2025, in connection with the filing of the 2025 Shelf Registration Statement, the Company filed with the SEC a new prospectus supplement (the “2025 ATM Prospectus Supplement”), pursuant to which the Company may, at its option, offer and sell shares of its common stock, with a sales value of up to $75.0 million, from time to time, through Cantor, acting as sales agent, in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act. Cantor is entitled to a commission of 3% of the gross proceeds from any sales of such shares. The 2025 Shelf Registration Statement was declared effective by the SEC on December 23, 2025. In April 2026, the Company sold 11,803,589 shares of its common stock under the Sales Agreement at an average price of $1.70 per share for $19.4 million in proceeds net of commissions. As of June 30, 2026, $55.0 million remained available for sale under the 2025 ATM Prospectus Supplement.

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

As of June 30, 2026, there were 467,615 shares authorized to be issued upon the exercise of outstanding stock options and no shares reserved for future issuance under the 2020 Plan.

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

As of June 30, 2026, there were an aggregate of 28,098,454 shares authorized to be issued upon the exercise of outstanding stock options and vesting of RSU grants and 20,401,319 shares reserved for future issuance under the 2021 Plan.

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

As of June 30, 2026, there were an aggregate of 2,440,250 shares authorized to be issued upon the exercise of outstanding stock options and 5,559,750 shares reserved for future issuance under the 2026 Inducement Plan.

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

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant date fair value of stock options granted:

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2026	2025	2026	2025
Expected term (in years)	6.0	5.7	5.8	5.8
Expected volatility	69.1%	61.8%	69.2%	61.0%
Risk-free interest rate	4.1%	4.1%	4.0%	4.4%
Expected dividend yield	—%	—%	—%	—%

Stock Option Activity

The following table summarizes the Company’s stock option activity since December 31, 2025:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2025	21,351,941	$2.96	8.1	$15,525
Granted	10,864,376	$1.73
Exercised	(80,861)	$1.12
Forfeited	(1,907,138)	$2.08
Outstanding at June 30, 2026	30,228,318	$2.58	8.4	$260
Vested and expected to vest at June 30, 2026	30,228,318	$2.58	8.4	$260
Options exercisable at June 30, 2026	12,905,085	$3.79	7.4	$113

The weighted-average grant date fair value of stock options granted during the three and six months ended June 30, 2026 was $0.87 and $1.11, respectively, per share.

The weighted-average grant date fair value of stock options granted during the three and six months ended June 30, 2025 was $0.43 and $0.90, respectively, per share.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair market value of the common stock for the options that had exercise prices lower than the estimated fair value of the Company’s common stock at June 30, 2026 and 2025.

The total intrinsic value of stock options exercised was less than $0.1 million for both the three and six months ended June 30, 2026 and the three and six months ended June 30, 2025.

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

The following table summarizes the Company’s RSU activity since December 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2025	1,539,000	$1.49
Granted	—	$—
Vested	(660,999)	$1.54
Forfeited	(100,000)	$1.15
Unvested at June 30, 2026	778,001	$1.49

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense (service-based stock options, RSUs, and the Company’s employee stock purchase plan) in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$741	$787	$1,474	$1,618
Selling, general and administrative	2,154	2,393	4,118	4,388
	$2,895	$3,180	$5,592	$6,006

As of June 30, 2026, total unrecognized stock-based compensation expense related to unvested stock options was $17.4 million, which is expected to be recognized over a weighted-average period of 2.4 years.

As of June 30, 2026, the total unrecognized stock-based compensation expense related to unvested RSUs was $0.4 million, which is expected to be recognized over a weighted-average period of 0.3 years.

2021 Employee Stock Purchase Plan

In July 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective immediately prior to and contingent upon the execution of the underwriting agreement related to the Company’s IPO. A total of 1,342,773 shares of common stock were initially reserved for issuance under the 2021 ESPP. The number of shares of common stock that may be issued under the 2021 ESPP will automatically increase on the first day of each calendar year, pursuant to the evergreen provision thereof, beginning on January 1, 2022 and continuing through January 1, 2031, by an amount equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the calendar month before the date of each automatic increase, (ii) 2,685,546 shares and (iii) an amount determined by the Company’s board of directors. The number of shares to be issued under the 2021 ESPP did not increase pursuant to the evergreen provision thereof on January 1, 2023, January 1, 2024, nor January 1, 2025, as determined by the Company’s board of directors. On January 1, 2026, the number of shares authorized for issuance under the 2021 ESPP increased by 2,685,546 shares of common stock, pursuant to the evergreen provision thereof. The first offering under the 2021 ESPP was June 6, 2022. As of June 30, 2026, 2,974,876 shares remained available for issuance under the 2021 ESPP. There were 1,053,443 shares issued under the 2021 ESPP as of June 30, 2026. During the three and six months ended June 30, 2026, the Company recognized less than $0.1 million and less than $0.2 million in related stock-based compensation expense, respectively. During both the three and six months ended June 30, 2025, the Company recognized less than $0.1 million in related stock-based compensation expense.

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

There were no warrants issued during the three and six months ended June 30, 2026 and 2025.

As of June 30, 2026, other than the pre-funded warrants issued in the 2025 Underwritten Public Offerings, there were 6,824,712 warrants outstanding and not yet vested at a weighted-average exercise price of $3.48, with a weighted-average remaining contractual term of 6.38 years.

12. Income Taxes

For both the three and six months ended June 30, 2026 and 2025, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period, due to its uncertainty of realizing a benefit from those items. Substantially all of the Company’s operating losses since inception have been generated in the U.S.

13. Defined Contribution Plan

The Company maintains a 401(k) Plan (the “401(k) Plan”) for the benefit of eligible employees. The 401(k) Plan is a defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, that covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Pursuant to the terms of the 401(k) Plan, the Company is required to make non-elective contributions of 3% of eligible participants’

compensation. For the three and six months ended June 30, 2026, the Company contributed $0.3 million and $0.6 million, respectively, to the 401(k) Plan. For the three and six months ended June 30, 2025, the Company contributed $0.2 million and $0.4 million, respectively, to the 401(k) Plan.

14. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(44,393)	$(14,660)	$(85,793)	$(30,949)
Denominator:
Weighted-average common shares outstanding, basic and diluted	320,435,078	120,016,132	315,082,327	119,950,172
Net loss per share attributable to common stockholders, basic and diluted	$(0.14)	$(0.12)	$(0.27)	$(0.26)

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

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2026	2025
Stock options to purchase common stock	30,228,318	21,215,534
Restricted stock units	778,001	1,700,000
Warrants to purchase common stock	6,824,712	6,824,712
	37,831,031	29,740,246

15. Related-Party Transactions

As of June 30, 2026 and December 31, 2025, an aggregate of $0.6 million and $0.7 million, respectively, was due to Adimab, a beneficial owner of more than 5% of the Company’s common stock, under the Adimab Assignment Agreement, the Adimab Collaboration Agreement, the Adimab Platform Transfer Agreement and the Adimab DNA Sequencing Services Agreement (as defined below) by the Company and was included in accounts payable and accrued expenses. As of June 30, 2026 and December 31, 2025, no amounts were due to the Company from Adimab under the Adimab Assignment Agreement, the Adimab Collaboration Agreement, the Adimab Platform Transfer Agreement, the Adimab DNA Sequencing Services Agreement or the Adimab LCMS Services Agreement (as defined below).

Adimab Assignment Agreement

Under the Adimab Assignment Agreement, Adimab is entitled to receive milestone and royalty payments upon specified conditions and receives payments from the Company for providing ongoing services under the agreement (see Note 7).

During the three and six months ended June 30, 2026 and 2025, the Company did not recognize any IPR&D expense with respect to contingent consideration payable under the Adimab Assignment Agreement.

During the three and six months ended June 30, 2026 and 2025, the Company did not recognize any research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Assignment Agreement.

During the three and six months ended June 30, 2026, the Company expensed $0.6 million and $1.2 million, respectively, of royalties as costs of product revenue, while reserving all rights under the Adimab Assignment Agreement and the applicable law. During the three and six months ended June 30, 2025, the Company expensed $0.4 million and $0.9 million, respectively, of royalties as costs of product revenue, while reserving all rights under the Adimab Assignment Agreement and the applicable law.

Adimab Collaboration Agreement

Under the Adimab Collaboration Agreement, the Company is obligated to pay Adimab for certain fees, milestones and royalty payments (see Note 7).

During both the three months ended June 30, 2026 and 2025, the Company recognized $0.6 million of research and development expense related to the quarterly fee under the Adimab Collaboration Agreement. During both the six months ended June 30, 2026 and 2025, the Company recognized $1.2 million of research and development expense related to the quarterly fee under the Adimab Collaboration Agreement.

During the three and six months ended June 30, 2026 and 2025, the Company did not recognize any research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab Collaboration Agreement.

During the three and six months ended June 30, 2026 and 2025, the Company did not recognize any IPR&D expense related to drug delivery fees, optimization completion fees or option exercise fees.

Adimab Platform Transfer Agreement

Under the Adimab Platform Transfer Agreement, the Company is obligated to pay Adimab for certain fees, milestones and royalty payments (see Note 7), including an annual fee of single digit millions on each of the first four anniversaries of the Adimab Platform Transfer Agreement Effective Date.

During both the three months ended June 30, 2026 and 2025, the Company recognized $0.5 million of research and development expense related to the annual fee under the Adimab Platform Transfer Agreement. During both the six months ended June 30, 2026 and 2025, the Company recognized $1.0 million of research and development expense related to the annual fee under the Adimab Platform Transfer Agreement.

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

During the three and six months ended June 30, 2026 and 2025, the Company recognized less than $0.1 million of research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab DNA Sequencing Services Agreement.

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

During the three and six months ended June 30, 2026 and 2025, the Company did not recognize any research and development expense with respect to services performed by Adimab on the Company’s behalf under the Adimab LCMS Services Agreement.

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

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Product revenue, net	$14,285	$11,786	$28,029	$23,090
Total revenue	14,285	11,786	28,029	23,090
Operating costs and expenses:
Cost of product revenue	1,273	685	2,305	1,519
Direct, external research and development expenses by program:
Pemivibart(1)	265	906	453	2,297
VYD2311(2)	20,350	1,011	43,153	2,513
VBY329(3)	80	41	244	83
VMS063(4)	182	50	311	50
Early-stage programs	175	75	204	160
Total direct, external research and development expenses by program	21,052	2,083	44,365	5,103
Personnel expense (research and development)	3,532	2,743	6,699	5,923
Stock-based compensation (research and development)	741	787	1,474	1,618
Other research and development expense	4,042	3,960	7,560	7,570
Total research and development expense	29,367	9,573	60,098	20,214
Selling, general and administrative
Sales and marketing costs	6,961	3,341	12,179	6,301
Personnel expense (selling, general and administrative)	9,847	5,230	17,535	10,720
Stock-based compensation (selling, general and administrative)	2,154	2,393	4,118	4,388
Other selling, general and administrative expense	10,503	5,624	20,750	11,930
Total selling, general and administrative expense	29,465	16,588	54,582	33,339
Total operating costs and expenses	60,105	26,846	116,985	55,072
Loss from operations	(45,820)	(15,060)	(88,956)	(31,982)
Other income:
Other income, net(5)	1,427	400	3,163	1,033
Total other income, net	1,427	400	3,163	1,033
Net loss	$(44,393)	$(14,660)	$(85,793)	$(30,949)
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
(5)
Includes interest income of $1,503 and $405 for the three months ended June 30, 2026 and 2025, respectively, and interest income of $3,246 and $1,033 for the six months ended June 30, 2026 and 2025, respectively.

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
•
our expectations related to the future termination of the PEMGARDA EUA, to be effective on June 29, 2027, following the U.S. Department of Health and Human Services (“HHS”) announcement on June 30, 2026, providing advance notice of termination of the COVID-19 emergency use declaration for drugs and biological products, and our dialogue with the FDA about appropriate next steps for PEMGARDA;
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
•
our devotion to delivering protection from serious viral infectious diseases, including our intent to pursue permanent, high quality medical protection from COVID-19 infection for immune-compromised and other vulnerable Americans, and our commitment to developing a robust pipeline of product candidates that could be used in prevention or treatment of serious viral infectious diseases, starting with COVID-19 and expanding into other high-need indications, such as measles and respiratory syncytial virus (“RSV”);
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

Globally, COVID-19 has caused millions of deaths and lasting health problems in many survivors and remains a significant global health concern, particularly for immunocompromised individuals. COVID-19 persists and continues to impact patients, notably those who are immunocompromised, and combating this disease will require for years to come a variety of prevention and treatment options with demonstrated efficacy and safety. By leveraging our capabilities, which we have developed through our experience with adintrevimab and pemivibart and over six years in the COVID-19 space, we aim to develop mAbs that could be used in prevention or treatment of serious viral infectious diseases, starting with COVID-19 and expanding into other high-need indications, such as measles and respiratory syncytial virus (“RSV”).

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

The emergency use of PEMGARDA is only authorized for the duration of the declaration that circumstances exist justifying the authorization of the emergency use of drugs and biological products during the COVID-19 pandemic under Section 564(b)(1) of the Federal Food, Drug, and Cosmetic Act (“FDCA”), 21 U.S.C. § 360bbb-3(b)(1), unless the authorization is revoked sooner. On June 30, 2026, HHS provided advance notice of the termination of the declaration, which will take effect after a twelve-month transition period ending on June 29, 2027. Consequently, the EUA for PEMGARDA is set to terminate on June 29, 2027. Consistent with EUA transition processes, we are in dialogue with the FDA about appropriate next steps for PEMGARDA. We intend to pursue permanent, high quality medical protection from COVID-19 infection for immune-compromised and other vulnerable Americans.

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

In December 2025, we initiated DECLARATION, which is a Phase 3 randomized, triple-blind, placebo-controlled clinical trial to evaluate VYD2311 safety and efficacy in prevention of symptomatic, RT-PCR-confirmed COVID-19 at three months, with either a single dose or monthly doses of VYD2311, each administered via IM injection, compared to placebo. In April 2026, we announced that we conducted a prospectively designed, conservative, algorithmic sample size re-estimation pooled, blinded analysis for the DECLARATION clinical trial aimed at ensuring adequate COVID-19 clinical events and associated statistical power given the variability of COVID-19 attack rates. The sample size re-estimation was designed conservatively with the aim of accomplishing strong statistical power to accommodate a range of potential VYD2311 efficacy results and COVID events in the trial, and upsizing was triggered. The DECLARATION upsizing included approximately 500 additional subjects, in addition to 1,818 total randomized subjects in the initial trial population. In June 2026, we announced completion of enrollment in the upsized DECLARATION clinical trial. Total enrollment of the trial is approximately 2,400 participants. DECLARATION is designed to support potential BLA submission. Top-line data from DECLARATION are planned later in the third quarter of 2026.

In February 2026, we announced alignment with the FDA on LIBERTY, which is designed as a Phase 3, randomized, double-blind clinical trial to evaluate the safety, serum virus neutralizing antibody responses, and pharmacokinetics of (1) VYD2311, (2) an mRNA COVID vaccine, and (3) co-administered VYD2311 with an mRNA COVID vaccine. In June 2026, we announced initiation and completion of enrollment in LIBERTY. Total enrollment of the trial is approximately 210 participants. The LIBERTY clinical trial is fully dosed, with top-line data anticipated later in the third quarter of 2026.

Additionally, we have agreed with the FDA on an initial Pediatric Study Plan for an efficient safety and immunobridging clinical trial to support potential BLA submission for VYD2311 in children aged 0-11 years. This DRUMMER pediatric clinical trial will be actioned only if the pivotal DECLARATION clinical trial is successful.

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

In addition to our COVID-19 programs, in November 2025, we announced the selection of VBY329, a potential best-in-class mAb candidate being developed for the prevention of RSV infections in neonates, infants and children. We expect to advance VBY329 toward IND readiness in the second half of 2026. Also, in April 2026, we announced the discovery and advancement of VMS063, a novel, highly potent, half-life-extended, high resistance barrier measles mAb candidate. We have begun IND-enablement and regulatory outreach to support rapid VMS063 development, and expect to advance VMS063 toward IND readiness in the second half of 2026. Through our proprietary technology platform, we continue to investigate additional mAbs for protection and treatment of other important infectious diseases.

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

Since our inception and through June 30, 2026, we have financed our operations primarily through the sale and issuance of preferred and common stock, including net proceeds of $464.7 million from sales of our preferred stock, net proceeds of $327.5 million from sales of our common stock from our initial public offering (“IPO”), net proceeds of $92.1 million from sales of our common stock under the Sales Agreement (as defined below) and net proceeds of $181.6 million from sales of our common stock and pre-funded warrants under the Underwriting Agreements (as defined below). We have also funded our operations from sales of PEMGARDA. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and commercialization of one or more of our product candidates, as they become authorized or approved.

Since our inception, we have incurred significant losses, including a net loss of $85.8 million for the six months ended June 30, 2026. As of June 30, 2026, we had an accumulated deficit of $1,040.3 million. We may continue to incur significant expenses and recognize losses in the foreseeable future as we expand and progress our research and development activities, manufacturing activities and commercialization efforts. In addition, our losses from operations may fluctuate significantly from period to period depending on the timing of our clinical trials and our expenditures on other research and development activities, manufacturing activities, and commercialization efforts. Our expenses could increase substantially in connection with our ongoing activities, as we:

•
continue to commercialize PEMGARDA while it remains authorized, and continue our discussions with the FDA about appropriate next steps for PEMGARDA in advance of the PEMGARDA EUA termination effective date of June 29, 2027;
•
advance the development of VYD2311 and prepare for its potential commercial launch, if approved, as well as advance development of our other product candidates, such as VBY329 and VMS063;

•
initiate and conduct clinical trials of our product candidates, including continued advancement of our REVOLUTION clinical program;
•
develop product candidates in any new indications or patient populations;
•
advance our preclinical and discovery programs, such as measles and RSV, including development and screening of additional antibodies, as well as engage in ongoing SARS-CoV-2 variant monitoring and testing;
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

Because of the numerous risks and uncertainties associated with pharmaceutical product development and emergence of SARS-CoV-2 variants, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. We may never obtain regulatory authorization or approval for any of our product candidates other than the EUA for PEMGARDA, which is set to terminate on June 29, 2027. Even with product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

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

The emergency use of PEMGARDA is only authorized for the duration of the declaration that circumstances exist justifying the authorization of the emergency use of drugs and biological products during the COVID-19 pandemic under Section 564(b)(1) of the FDCA, 21 U.S.C. § 360bbb-3(b)(1), unless the authorization is revoked sooner. On June 30, 2026, HHS provided advance notice of the termination of the declaration, which will take effect after a twelve-month transition period ending on June 29, 2027. Consequently, the EUA for PEMGARDA is set to terminate on June 29, 2027. When the EUA for PEMGARDA is terminated, we will be unable to sell PEMGARDA unless we are successful in obtaining regulatory approval, the process for which may be lengthy, time consuming and inherently unpredictable. We have not obtained regulatory authorization or approval for any other product candidates, and we do not expect to generate any significant revenue from the sale of other product candidates until we complete clinical development, submit regulatory filings and receive regulatory approval for such product candidates, if ever.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher and more variable development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Our research and development expenses will increase as we continue advancing VYD2311 through clinical development, particularly as we advance the REVOLUTION clinical program, pursue regulatory approval of our product candidates, and continue to discover and develop additional product candidates.

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
•
our ability to obtain and maintain patent, trademark and trade secret protection and regulatory exclusivity for our product candidates, if and when approved, and otherwise protect our rights in our intellectual property portfolio;
•
our ability to maintain compliance with regulatory requirements, including current Good Clinical Practices, current Good Laboratory Practices and cGMPs, and to comply effectively with other rules, regulations and procedures applicable to the development and sale of pharmaceutical products;
•
timely receipt of regulatory authorizations or approvals from applicable regulatory authorities, including our eligibility for any expedited regulatory review and approval approaches that we may pursue for our product candidates;
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

Our selling, general and administrative expenses will increase in the future as our business expands and we increase our headcount to support the expected growth in our research and development activities and the commercialization of any authorized or approved product candidates, such as PEMGARDA while it remains authorized. We also anticipate increased expenses associated with operating as a public company, including increased costs of accounting, audit, legal, regulatory and tax-related services, director and officer insurance premiums, and investor and public relations costs. We also expect to incur additional intellectual property-related expenses as we file additional patent applications to protect innovations arising from our research and development activities.

Through June 30, 2026, we have operated as a hybrid company with employees working at our corporate headquarters and remotely. We have not incurred material operating expenses for the rent, maintenance and insurance of facilities, or for the depreciation of fixed assets.

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

We continue to monitor the manner in which countries will enact legislation to implement the Pillar Two framework proposed by the Organisation for Economic Co-operation and Development, which proposes a 15% global corporate minimum tax. As of June 30, 2026, various countries have enacted aspects of Pillar Two while committing to enact additional aspects in future years. While we do not expect these rules to have a material impact on our effective tax rate, we continue to monitor these initiatives on a global basis.

Results of Operations

Comparison of the three months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,	Three Months Ended June 30,
(in thousands)	2026	2025	Change
Revenue:
Product revenue, net	$14,285	$11,786	$2,499
Total revenue	14,285	11,786	2,499
Operating costs and expenses:
Cost of product revenue	$1,273	$685	$588
Research and development	29,367	9,573	19,794
Selling, general and administrative	29,465	16,588	12,877
Total operating costs and expenses	60,105	26,846	33,259
Loss from operations	(45,820)	(15,060)	(30,760)
Other income:
Other income, net	1,427	400	1,027
Total other income, net	1,427	400	1,027
Net loss	$(44,393)	$(14,660)	$(29,733)

The following discussion presents the components of our expenses for the periods presented:

Product Revenue, Net

Product revenue, net was $14.3 million and $11.8 million for the three months ended June 30, 2026 and 2025, respectively. The $2.5 million increase is the result of increased product sales of PEMGARDA due to an increase in product demand.

Cost of Product Revenue

Cost of product revenue was $1.3 million and $0.7 million for the three months ended June 30, 2026 and 2025, respectively. The $0.6 million increase is the result of increased PEMGARDA sales and certain period costs.

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

Research and Development Expenses

	Three Months Ended June 30,	Three Months Ended June 30,
(in thousands)	2026	2025	Change
Direct, external research and development expenses by program:
Pemivibart(1)	$265	$906	$(641)
VYD2311(2)	20,350	1,011	19,339
VBY329(3)	80	41	39
VMS063(4)	182	50	132
Early-stage programs	175	75	100
Unallocated research and development expenses:
Personnel related costs (including stock-based compensation)	4,273	3,530	743
External discovery-related and other costs	4,042	3,960	82
Total research and development expenses	$29,367	$9,573	$19,794

(1) In March 2023, we announced the nomination of VYD222 (pemivibart) as a novel mAb therapeutic option for COVID-19.

(2) In March 2024, we announced the nomination of VYD2311 as a novel mAb therapeutic option for COVID-19.

(3) In November 2025, we announced the nomination of VBY329 as an RSV mAb candidate for preclinical development.

(4) In April 2026, we announced the nomination of VMS063 as a measles mAb candidate for preclinical development.

Research and development expenses were $29.4 million for the three months ended June 30, 2026, compared to $9.6 million for the three months ended June 30, 2025. The $19.8 million increase in research and development expenses was primarily due to the following:

•
Decrease in direct costs related to our pemivibart program resulted from a decrease of $0.4 million in contract costs for manufacturing, $0.1 million in nonclinical expenses and $0.1 million in external discovery-related and other costs;
•
Increase in direct costs related to our VYD2311 program resulted from an increase of $18.5 million in contract research costs for our Phase 3 DECLARATION and LIBERTY clinical trials, $0.5 million in external discovery-related and other costs, and $0.3 million in contract costs for manufacturing;
•
Increase in direct costs related to our VBY329 program resulted from the nomination of VBY329 as an RSV mAb candidate in the fourth quarter of 2025, and consist primarily of external discovery-related costs;
•
Increase in direct costs for our VMS063 program resulted from the nomination of VMS063 as a measles mAb candidate in the second quarter of 2026, and consist primarily of contract development and manufacturing costs;
•
Early-stage program costs remained relatively consistent between periods;
•
Increase in personnel related costs resulted from an increase in headcount-related costs; and
•
External discovery-related and other costs remained relatively consistent between periods.

Selling, General and Administrative Expenses

	Three Months Ended June 30,	Three Months Ended June 30,
(in thousands)	2026	2025	Change
Personnel related costs (including stock-based compensation)	$12,000	$7,624	$4,376
Professional and consultant fees	15,032	7,420	7,612
Other	2,433	1,544	889
Total selling, general and administrative expenses	$29,465	$16,588	$12,877

Selling, general and administrative expenses were $29.5 million for the three months ended June 30, 2026, compared to $16.6 million for the three months ended June 30, 2025. The $12.9 million increase in selling, general and administrative expenses was primarily due to the following:

•
Increase in personnel related costs resulted from an increase in headcount-related costs;
•
Increase in professional and consultant fees primarily resulted from an increase of $4.2 million in professional service fees and $3.5 million related to sales and marketing costs, partially offset by $0.1 million in insurance costs; and
•
Increase in other costs primarily resulted from an increase of $0.5 million in employee related travel expense, $0.2 million in software licensing costs and $0.2 million in rent expense.

Other Income, Net

Other income, net was $1.4 million and $0.4 million for the three months ended June 30, 2026 and 2025, respectively, consisting primarily of interest earned on our invested cash balances. The $1.0 million increase in other income, net was primarily due to an increase in cash invested.

Comparison of the six months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2026	2025	Change
Revenue:
Product revenue, net	$28,029	$23,090	$4,939
Total revenue	28,029	23,090	4,939
Operating costs and expenses:
Cost of product revenue	$2,305	$1,519	$786
Research and development	60,098	20,214	39,884
Selling, general and administrative	54,582	33,339	21,243
Total operating costs and expenses	116,985	55,072	61,913
Loss from operations	(88,956)	(31,982)	(56,974)
Other income:
Other income, net	3,163	1,033	2,130
Total other income, net	3,163	1,033	2,130
Net loss	$(85,793)	$(30,949)	$(54,844)

The following discussion presents the components of our expenses for the periods presented:

Product Revenue, Net

Product revenue, net was $28.0 million and $23.1 million for the six months ended June 30, 2026 and 2025, respectively. The $4.9 million increase is the result of increased product sales of PEMGARDA due to an increase in product demand.

Cost of Product Revenue

Cost of product revenue was $2.3 million and $1.5 million for the six months ended June 30, 2026 and 2025, respectively. The $0.8 million increase is the result of increased PEMGARDA product sales.

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

Research and Development Expenses

	Six Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2026	2025	Change
Direct, external research and development expenses by program:
Pemivibart(1)	$453	$2,297	$(1,844)
VYD2311(2)	43,153	2,513	40,640
VBY329(3)	244	83	161
VMS063(4)	311	50	261
Early-stage programs	204	160	44
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	8,173	7,541	632
External discovery-related and other costs	7,560	7,570	(10)
Total research and development expenses	$60,098	$20,214	$39,884

(1) In March 2023, we announced the nomination of VYD222 (pemivibart) as a novel mAb therapeutic option for COVID-19.

(2) In March 2024, we announced the nomination of VYD2311 as a novel mAb therapeutic option for COVID-19.

(3) In November 2025, we announced the nomination of VBY329 as an RSV mAb candidate for preclinical development.

(4) In April 2026, we announced the nomination of VMS063 as a measles mAb candidate for preclinical development.

Research and development expenses were $60.1 million for the six months ended June 30, 2026, compared to $20.2 million for the six months ended June 30, 2025. The $39.9 million increase was primarily due to the following:

•
Decrease in direct costs related to our pemivibart program resulted from decrease of $0.7 million in contract research costs for our Phase 3 CANOPY clinical trial, $0.6 million in nonclinical costs, and $0.5 million in contract costs for commercial manufacturing;
•
Increase in direct costs related to our VYD2311 program resulted from an increase of $40.0 million in contract research costs for our Phase 3 DECLARATION and LIBERTY clinical trials, $0.7 million in external discovery-related and other costs, partially offset by a decrease of $0.1 million in nonclinical costs;
•
Increase in direct costs related to our VBY329 program resulted from the nomination of VBY329 as an RSV mAb candidate in the fourth quarter of 2025, and consist primarily of external discovery-related and other costs;
•
Increase in direct costs related to our VMS063 program resulted from the nomination of VMS063 as a measles mAb candidate in the second quarter of 2026, and consist primarily of contract development and manufacturing costs;
•
Early-stage programs costs remained relatively consistent between periods;
•
Increase in personnel related costs resulted from an increase in headcount-related costs; and
•
External discovery-related and other costs remained relatively consistent between periods.

Selling, General and Administrative Expenses

	Six Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2026	2025	Change
Personnel-related costs	$21,652	$15,108	$6,544
Professional and consultant fees	27,963	15,330	12,633
Other	4,967	2,901	2,066
Total selling, general and administrative expenses	$54,582	$33,339	$21,243

Selling, general and administrative expenses were $54.6 million for the six months ended June 30, 2026, compared to $33.3 million for the six months ended June 30, 2025. The $21.3 million increase in selling, general and administrative expenses was primarily due to the following:

•
Increase in personnel related costs resulted from an increase of $6.8 million in headcount-related costs, partially offset by a decrease in stock-based compensation costs of $0.3 million;

•
Increase in professional and consultant fees resulted from an increase of $7.6 million in professional service fees and $5.2 million in sales and marketing costs, partially offset by a decrease of $0.2 million in insurance costs; and
•
Increase in other costs primarily resulted from an increase of $1.2 million in employee related travel costs, $0.3 million in technology related costs, $0.2 million in conference related costs, $0.2 million in rent expense, and $0.1 million in educational grant costs.

Other Income, Net

Other income, net was $3.2 million and $1.0 million for the six months ended June 30, 2026 and 2025, respectively, in each case consisting primarily of interest earned on our cash balances. The $2.2 million increase in other income, net was primarily due to an increase in cash invested.

Liquidity and Capital Resources

Sources of Liquidity

Through June 30, 2026, we have incurred significant operating losses and negative cash flows from operations. Although we received an EUA from the FDA for PEMGARDA in March 2024, we may continue to incur significant expenses and potential operating losses for the foreseeable future as we continue to commercialize PEMGARDA while it remains authorized and advance the development of VYD2311, VBY329, VMS063 and our other product candidates. As of June 30, 2026, we have financed our operations primarily with net proceeds of $464.7 million from sales of our preferred stock, $327.5 million from sales of our common stock from our IPO in August 2021, $92.1 million from sales of our common stock under the Sales Agreement (as defined below), and $181.6 million from sales of our common stock and pre-funded warrants under the Underwriting Agreements (as defined below). After receiving EUA in March 2024, we have also funded our operations from sales of PEMGARDA. The emergency use of PEMGARDA is only authorized for the duration of the declaration that circumstances exist justifying the authorization of the emergency use of drugs and biological products during the COVID-19 pandemic under Section 564(b)(1) of the FDCA, 21 U.S.C. § 360bbb-3(b)(1), unless the authorization is revoked sooner. On June 30, 2026, HHS provided advance notice of the termination of the declaration, which will take effect after a twelve-month transition period ending on June 29, 2027. Consequently, the EUA for PEMGARDA is set to terminate on June 29, 2027. When the EUA for PEMGARDA is terminated, we will be unable to sell PEMGARDA unless we are successful in obtaining regulatory approval, the process for which may be lengthy, time consuming and inherently unpredictable. We have not obtained regulatory authorization or approval for any other product candidates, and we do not expect to generate any significant revenue from the sale of other product candidates until we complete clinical development, submit regulatory filings and receive regulatory approval for such product candidates, if ever.

As of June 30, 2026, we had cash and cash equivalents of $160.1 million.

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

In October 2025, we filed a new shelf registration statement on Form S-3 with the SEC and an accompanying base prospectus, which was declared effective by the SEC on December 23, 2025, for the offer and sale of up to $350 million of our securities (the “2025 Shelf Registration Statement”). As of June 30, 2026, excluding the $75 million allocated to the 2025 ATM Prospectus Supplement (as defined below), $275 million of our securities remained available for offer and sale under the 2025 Shelf Registration Statement.

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

In October 2025, in connection with the filing of the 2025 Shelf Registration Statement, we filed with the SEC a new prospectus supplement (the “2025 ATM Prospectus Supplement”), pursuant to which we may, at our option, offer and sell shares of our common stock, with a sales value of up to $75.0 million, from time to time, through Cantor, acting as sales agent, in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act. Cantor is entitled to a commission of 3% of the gross proceeds from any sales of such shares. The 2025 Shelf Registration Statement was declared effective by the SEC on December 23, 2025. As of June 30, 2026, $55.0 million remained available for sale under the 2025 ATM Prospectus Supplement.

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

Loan Agreement

On April 18, 2025, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as lender (the “Lender”). The Loan Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $30 million (the “Term Facility”) consisting of (a) Term A Loans in an aggregate principal amount of up to $10 million, which shall be available to be drawn from and after August 15, 2025 through December 31, 2026 upon compliance with certain financial covenants and conditions, (b) Term B Loans in an aggregate principal amount of up to $10 million, which shall be available to be drawn during the period commencing on the date of the achievement of certain net product revenue milestones and ending on June 30, 2027, and (c) Term C Loans in an aggregate principal amount of up to $10 million, which shall be available to be drawn during the period commencing on the date of the achievement of certain net product revenue milestones and ending on June 30, 2027. The proceeds of the Term Facility may be used for working capital and general business purposes. As of June 30, 2026, we had not satisfied certain financial covenants and conditions, including the net product revenue milestone required to be eligible to access proceeds from the Term Facility. Accordingly, as of June 30, 2026, no amounts have been drawn down under the Loan Agreement.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(84,717)	$(34,430)
Net cash used in investing activities	(1,236)	(155)
Net cash provided by financing activities	19,344	141
Net decrease in cash and cash equivalents	$(66,609)	$(34,444)

Operating Activities

During the six months ended June 30, 2026, operating activities used $84.7 million of cash, primarily due to our net loss of $85.8 million and changes in our operating assets and liabilities of $5.7 million, partially offset by non-cash charges of $6.8 million. The changes in our operating assets and liabilities primarily consisted of a $4.2 million decrease in accounts payable, a $3.7 million increase in prepaid expenses and other current assets, a $1.1 million increase in other non-current assets, and a $0.5 million decrease in operating lease liabilities, partially offset by a $2.7 million decrease in accounts receivable, a $1.0 million increase in accrued expenses and a $0.1 million decrease in inventory. The change in accounts payable and accrued expenses was primarily due to the timing of vendor invoicing and payments.

During the six months ended June 30, 2025, operating activities used $34.4 million of cash, primarily due to our net loss of $30.9 million, and changes in our operating assets and liabilities of $10.8 million, partially offset by non-cash charges of $7.3 million. The changes in our operating assets and liabilities primarily consisted of a $24.6 million decrease in accrued expenses, a $0.7 million decrease in operating lease liabilities, and a $0.1 million increase in inventory, partially offset by a $7.7 million increase in accounts payable, $4.8 million decrease in prepaid expenses and other current assets, and $2.1 million decrease in accounts receivable. The change in accrued expenses and accounts payable was primarily due to the timing of vendor invoicing and payments.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2026 consisted of $1.2 million in purchases of property and equipment.

Net cash used in investing activities during the six months ended June 30, 2025 consisted of $0.2 million in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2026 consisted of $19.4 million from the issuance of common stock under the Sales Agreement, $0.2 million from the issuance of common stock under our employee stock purchase plan, and $0.1 million from exercises of stock options, partially offset by $0.2 million in payments for offering costs related to the Underwriting Agreements and $0.2 million in payments for offering costs related to the Sales Agreement.

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

Funding Requirements

Our expenses are expected to increase in connection with our ongoing activities, particularly as we advance the REVOLUTION clinical program, our nonclinical and preclinical studies, and the clinical trials of our other product candidates, our ongoing and planned commercialization efforts, and any associated manufacturing activities in connection with our clinical development and commercialization activities. Our funding requirements and timing and amount of our operating expenditures will depend on many factors, including:

•
the revenue received from sales of PEMGARDA while it remains authorized and any other product candidates for which we receive future regulatory authorization or approval;
•
the rate of progress in the development of our product candidates, such as VYD2311, VBY329 and VMS063;
•
the scope, progress, results and costs of discovery, nonclinical studies, preclinical development, laboratory testing and clinical trials for our product candidates and associated development programs, including our REVOLUTION clinical program;

•
the extent to which we develop, in-license or acquire other product candidates, intellectual property and/or technologies;
•
the scope, progress, results and costs of manufacturing and validation activities associated with our current product candidates and our future product candidates as we advance them through preclinical and clinical development;
•
the number and development requirements of product candidates that we may pursue;
•
the costs, timing and outcome of regulatory review of our product candidates, including our eligibility for expedited regulatory review and approval approaches that we may pursue for our product candidates;
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

In addition, we enter into agreements with third parties in the ordinary course of business for various products and services, including those related to research, preclinical and clinical operations, manufacturing and support, supply chain, and distribution. These contracts do not contain any material minimum purchase commitments. Certain of these agreements provide for termination rights subject to the payment of termination fees and/or wind-down costs. Under such agreements, we are contractually obligated to make certain payments to vendors upon early termination, primarily to reimburse them for their unrecoverable outlays incurred prior to cancellation as well as any amounts owed by us prior to early termination. The actual amounts we could pay in the future to the vendors under such agreements may differ from the purchase order amounts due to cancellation provisions. The termination fees were not probable of payment as of June 30, 2026.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Financial Officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings or other litigation relating to claims arising in the ordinary course of business. We accrue liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and estimated exposure amount. Legal fees and other costs associated with such proceedings are expensed as incurred. As of June 30, 2026, we were not a party to any material legal proceedings.

Item 1A. Risk Factors.

Information regarding risks and uncertainties related to our business appears in Part I, Item 1A. “Risk Factors” of the 2025 Form 10-K. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors set forth in the 2025 Form 10-K, other than as described below.

The HHS declaration under Section 564 of the FDCA authorizing emergency use of COVID-19 drugs and biologics will be terminated, effective June 29, 2027, and, consequently, the EUA for PEMGARDA is set to terminate on such date. When the EUA for PEMGARDA is terminated, we will be unable to sell PEMGARDA unless we are successful in obtaining regulatory approval, the process for which may be lengthy, time consuming and inherently unpredictable. If we are not able to timely obtain regulatory approval for PEMGARDA before the EUA for PEMGARDA terminates, we will not be able to continue to generate product revenue from PEMGARDA and our business will be substantially harmed.

PEMGARDA is our first and only product candidate that has received regulatory authorization. PEMGARDA is not approved, but has been authorized for emergency use in the United States by the FDA under an EUA for pre-exposure prophylaxis of COVID-19 in certain immunocompromised patients. The emergency use of PEMGARDA is only authorized for the duration of the declaration that circumstances exist justifying the authorization of the emergency use of drugs and biological products during the COVID-19 pandemic under Section 564(b)(1) of the FDCA, 21 U.S.C. § 360bbb-3(b)(1), unless the authorization is revoked sooner. On June 30, 2026, HHS provided advance notice of the termination of the declaration, which will take effect after a twelve-month transition period ending on June 29, 2027. Consequently, the EUA for PEMGARDA is set to terminate on June 29, 2027.

We may not market any drug product candidates in the United States unless we have regulatory authorization with an EUA or approval of a BLA from the FDA. Other than the EUA for PEMGARDA in the United States, we have not obtained regulatory authorization or approval for any other product candidate in any other jurisdiction. When the EUA for PEMGARDA is terminated, we will be unable to sell PEMGARDA unless we are successful in obtaining regulatory approval, the process for which may be lengthy, time consuming and inherently unpredictable. The time required to obtain approval depends upon numerous factors, including substantial discretion of the FDA. The FDA may change its policies, issue additional regulations, revise existing regulations or take other actions that could impose requirements upon us that prevent or delay us from successfully pursuing or receiving regulatory approval on a timely basis.

Our potential to obtain a BLA for PEMGARDA before the EUA for PEMGARDA terminates will require aligning with the FDA on the data required to support such regulatory approval, including whether the existing body of evidence supporting the emergency use of PEMGARDA is sufficient to satisfy BLA approval standards or whether additional data would be required to support approval. The HHS Secretary is obligated under Section 564(b)(5) of the FDCA to provide sponsors written notice of potential obstacles for an EUA product’s approval, including specific actions to be taken by HHS and the sponsor to overcome the same, when a product’s EUA has been in effect for more than one year. However, neither HHS nor the FDA has provided us with such written advice regarding a regulatory approval pathway for PEMGARDA to date, and there is no guarantee of the outcome of our regulatory engagement with the FDA or the timing thereof.

Other risks and uncertainties associated with the future PEMGARDA EUA termination and the twelve-month transition period before the PEMGARDA EUA is set to terminate include:

•
the potential adverse impact on PEMGARDA demand, including the willingness of physicians to continue to prescribe PEMGARDA and their patients’ willingness to continue to receive PEMGARDA while it remains authorized;
•
uncertainties regarding third-party payor coverage and reimbursement dynamics;
•
uncertainties regarding continued PEMGARDA placement in COVID-19 prevention guidelines;
•
the potential for the future PEMGARDA EUA termination to render certain PEMGARDA inventory obsolete, which may require a write down or write off, which could adversely affect our operating results;

•
any potential adverse publicity or unfavorable public perceptions related to the termination of the HHS declaration under Section 564 of the FDCA authorizing emergency use of COVID-19 drugs and biologics;
•
our ability to comply with the covenants or other terms of our Loan Agreement, including our ability to achieve the net product revenue milestones required to enable us to draw down on the term loan facility; and
•
the potential adverse impact on our stock price and our ability to access capital when needed on acceptable terms.

Additionally, in connection with the termination of the declaration under Section 564 of the FDCA authorizing emergency use of COVID-19 drugs and biologics, the FDA intends to decline to review and process any new EUA requests for COVID-19 drugs or biologics. Therefore, although we received an EUA from the FDA for PEMGARDA, we would be precluded from pursuing an EUA from the FDA for VYD2311 or other COVID-19 product candidates and, instead, we would need to pursue traditional regulatory approval processes, which may be lengthy and expensive.

Since our inception, we have financed our operations primarily with net proceeds from several public and private offerings of our capital stock. After receiving an EUA from the FDA for PEMGARDA in March 2024, we have also funded our operations from sales of PEMGARDA, but we have no other product candidates authorized or approved for commercialization. We will remain dependent on the commercial success of PEMGARDA, while it remains authorized, until VYD2311, our next-generation mAb candidate for COVID-19, or any other product candidate completes clinical development, receives regulatory approval and is successfully commercialized, if ever. If we are not able to timely obtain regulatory approval for PEMGARDA before the EUA for PEMGARDA terminates, we will not be able to generate product revenue from PEMGARDA and our business will be substantially harmed.

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

For example, on July 23, 2026, we received a letter from Nasdaq notifying us that, because the closing bid price for our common stock had closed below $1.00 per share for 30 consecutive business days, we no longer complied with the minimum bid price requirement for continued listing on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). Nasdaq’s notice has no immediate effect on the listing of our common stock, and, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have until January 19, 2027 to regain compliance with the Minimum Bid Price Requirement by maintaining a closing bid price of at least $1.00 per share for a minimum of ten consecutive business days, unless Nasdaq exercises its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H). In the event that we do not regain compliance by January 19, 2027, we may be eligible for additional time to regain compliance with the Minimum Bid Price Requirement. We previously received similar letters from Nasdaq on December 27, 2024 and April 21, 2025, and, in each case, we were subsequently notified by Nasdaq that we had regained compliance with the Minimum Bid Price Requirement, and the matter with respect to each period of non-compliance was closed.

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

We did not issue any unregistered equity securities during the three months ended June 30, 2026.

Purchases of Equity Securities by the Issuer

We did not purchase any of our equity securities during the three months ended June 30, 2026.

Item 5. Other Information.

Director and Officer Trading Arrangements

During the three months ended June 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

10.1*+#	Employment Agreement by and between the Company and Timothy Lee, dated May 30, 2024.
10.2*+#	Employment Agreement by and between the Company and Michael Mina, dated July 31, 2026.
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

INVIVYD, INC.

Date: August 13, 2026	By:	/s/ William Duke, Jr.
William Duke, Jr.
Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)